Form 10-Q
period 2022-06-30
Nuveen Churchill Private Capital Income Fund
filed 2022-08-08
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-04321
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
(Exact name of registrant as specified in its charter)

Delaware	88-6187397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
430 Park Avenue, 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 478-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 10,540,040 shares of common stock as of August 8, 2022.

Table of Contents

		Page
PART I	Financial Information	3
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Statement of Assets and Liabilities as of June 30, 2022 (Unaudited)	3
	Consolidated Statements of Operations for the Three Months Ended June 30, 2022 and for the Period from February 8, 2022 (inception) through June 30, 2022 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for the Three Months Ended June 30, 2022 and for the Period from February 8, 2022 (inception) through June 30, 2022 (Unaudited)	5
	Consolidated Statement of Cash Flows for the Period from February 8, 2022 (inception) through June 30, 2022 (Unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2022 (Unaudited)	7
	Notes to Consolidated Financial Statements (Unaudited)	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46
PART II	Other Information	47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	49
Signatures		50

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Fund, our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•changes in the markets in which we invest and changes in financial and lending markets generally;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of increased competition;
•an economic downturn and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us;
•interest rate volatility, including the decommissioning of LIBOR and rising interest rates, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;
•the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with Churchill Asset Management LLC, our investment adviser (“Churchill” or the “Adviser”) and Nuveen Asset Management, LLC, our investment sub-adviser (the “Sub-Adviser”, and together with the Adviser, the “Advisers”), and/or their respective affiliates;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Churchill to locate suitable investments for us and to monitor and administer our investments and our Sub-Adviser to manage certain of our Liquid Investments;
•the ability of the Advisers or their respective affiliates to attract and retain highly talented professionals;
•our ability to qualify for and maintain our tax treatment as a regulated investment company (a “RIC”) and operate as a business development company (“BDC”);

•the impact of future legislation and regulation on our business and our portfolio companies.
•the impact of the novel coronavirus (“COVID-19”) pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity.
Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or a forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

As of June 30, 2022
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $294,800)	$293,795
Cash	61,412
Due from affiliate expense support (See Note 4)	1,660
Interest receivable	5,093
Receivable for investments sold	9,410
Prepaid expenses	74
Total assets	$371,444

Liabilities
Secured borrowings (net of $373 deferred financing costs)	$96,127
Payable for investments purchased	4,840
Interest payable	543
Due to affiliate expense support (See Note 4)	1,660
Board of Trustees' fees payable	129
Accounts payable and accrued expenses	842
Total liabilities	$104,141

Commitments and contingencies (See Note 6)

Net Assets : (See Note 7)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 10,540,040 Class I shares issued and outstanding	$105
Paid-in-capital in excess of par value	263,396
Total distributable earnings (loss)	3,802
Total net assets	$267,303

Total liabilities and net assets	$371,444

Net asset value per Class I share	$25.36
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	For the Three Months Ended June 30, 2022	Period from February 8, 2022 (inception) to June 30, 2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$6,137	$6,137
Payment-in-kind interest income	239	239
Total investment income	6,376	6,376

Expenses:
Organizational expenses	197	933
Interest and debt financing expenses	567	567
Interest expense on Note	226	226
Professional fees	263	451
Board of Trustees’ fees	126	129
Administration fees	65	75
Other general and administrative expenses	58	58
Offering costs	36	40
Total expenses before expense support	1,538	2,479
Expense support (See Note 4)	(249)	(1,177)
Net expenses after expense support	1,289	1,302
Net investment income (loss)	5,087	5,074

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(267)	(267)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(1,005)	(1,005)
Total net realized and unrealized gain (loss) on investments	(1,272)	(1,272)

Net increase (decrease) in net assets resulting from operations	$3,815	$3,802

Per share data:
Net investment income (loss) per share	$0.48	$0.49
Net increase (decrease) in net assets resulting from operations per share	$0.36	$0.36
Weighted average common shares outstanding	10,540,040	10,426,707
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	For the Three Months Ended June 30, 2022	Period from February 8, 2022 (inception) to June 30, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$5,087	$5,074
Net realized gain (loss) on investments	(267)	(267)
Net change in unrealized appreciation (depreciation) on investments	(1,005)	(1,005)
Net increase (decrease) in net assets resulting from operations	3,815	3,802
Capital share transactions:
Issuance of common shares, net	—	263,501
Net increase (decrease) in net assets resulting from capital share transactions	—	263,501
Total increase (decrease) in net assets	3,815	267,303
Net assets, at beginning of period	263,488	—
Net assets, at end of period	$267,303	$267,303
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

Period from February 8, 2022 (inception) to June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,802

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(25,235)
Proceeds from principal repayments and sales of investments	26,590
Payment-in-kind interest	(239)
Amortization of premium/accretion of discount, net	(191)
Net realized (gain) loss on investments	267
Net change in unrealized (appreciation) depreciation on investments	1,005
Changes in operating assets and liabilities:
Due from affiliate expense support	(1,660)
Receivable for investments sold	(9,410)
Interest receivable	(4,854)
Prepaid expenses	(74)
Payable for investments purchased	4,840
Interest payable	543
Due to affiliate expense support	1,660
Board of Trustees' fees payable	129
Accounts payable and accrued expenses	469
Net cash provided by (used in) operating activities	(2,358)

Cash flows from financing activities:
Proceeds from issuance of common shares	1
Proceeds from secured borrowings	96,500
Repayments of Note	(32,731)
Net cash provided by (used in) financing activities	63,770

Net increase (decrease) in Cash	61,412
Cash beginning of period	—
Cash end of period	$61,412

Supplemental disclosure of non-cash information:
Purchases of investments	$(296,231)
Cash paid during the period for interest	$234
Financing costs paid through expense support	$373
Issuance of common shares, net	$263,500
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments
Beverage, Food & Tobacco
Cold Spring Brewing Company	(4) (6)	First Lien Term Loan	L + 4.75%	7.04%	12/19/2025	$6,830	$6,830	$6,830	2.6%
Fortune International, LLC	(4) (6)	First Lien Term Loan	L + 4.75%	7.04%	1/17/2026	6,983	6,920	6,892	2.6%
Mr. Greens	(4)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	1/26/2026	10,000	9,615	10,000	3.7%
Nonni's Foods, LLC	(4) (6)	First Lien Term Loan	L + 4.50%	6.79%	12/1/2023	7,000	6,992	6,957	2.6%
SW Ingredients Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2026	10,000	10,000	9,650	3.6%
Total Beverage, Food & Tobacco							40,357	40,329	15.1%

Capital Equipment
GenServe LLC	(4) (6) (7)	First Lien Term Loan	L + 5.75%	8.04%	4/12/2024	6,982	6,908	6,937	2.6%
Total Capital Equipment							6,908	6,937	2.6%

Chemicals, Plastics, & Rubber
TJC Spartech Acquisition Corp.	(4) (6)	First Lien Term Loan	L + 4.75%	6.54%	5/6/2028	3,990	3,990	3,960	1.5%
Total Chemicals, Plastics, & Rubber							3,990	3,960	1.5%

Construction & Building
Hyphen Solutions, LLC	(4) (6)	First Lien Term Loan	L + 5.50%	7.29%	10/27/2026	6,982	6,928	6,808	2.5%
SPI LLC	(4) (6)	First Lien Term Loan	S + 5.25%	7.37%	12/21/2027	6,983	6,883	6,821	2.6%
Total Construction & Building							13,811	13,629	5.1%

Consumer Goods: Durable
Freedom U.S. Acquisition Corporation	(4) (6)	First Lien Term Loan	L + 4.50%	6.79%	11/10/2023	7,000	7,000	6,959	2.6%
NMC Skincare Intermediate Holdings II, LLC	(4) (6)	First Lien Term Loan	L + 5.00%	7.29%	10/31/2024	6,982	6,863	6,883	2.6%
Total Consumer Goods: Durable							13,863	13,842	5.2%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7)	First Lien Term Loan	S + 5.50%	7.62%	1/14/2026	6,982	6,956	6,930	2.6%
Image International Intermediate Holdco II, LLC	(4) (6)	First Lien Term Loan	L + 5.50%	7.79%	7/10/2024	6,992	6,915	6,858	2.6%
KL Bronco Acquisition, Inc.	(4) (6) (7)	First Lien Term Loan	S + 5.25%	7.37%	6/30/2028	1,319	1,305	1,305	0.5%
KL Bronco Acquisition, Inc. (Delayed Draw)	(4) (6) (7)	First Lien Term Loan	S + 5.25%	7.37%	6/30/2028	599	(3)	(6)	—%
Revision Buyer LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,000	9,805	10,132	3.8%
Total Consumer Goods: Non-Durable							24,978	25,219	9.5%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)

Containers, Packaging & Glass
New ILC Dover, Inc.	(4) (6)	First Lien Term Loan	L + 5.50%	7.79%	1/31/2026	6,982	6,971	6,923	2.6%
PG Buyer, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,000	8,000	8,000	3.0%
SupplyOne, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	2/1/2025	10,000	10,000	10,000	3.7%
Total Containers, Packaging & Glass							24,971	24,923	9.3%

Energy: Oil & Gas
AmSpec Group, Inc.	(4) (6) (7)	First Lien Term Loan	L + 5.75%	8.04%	7/2/2024	6,982	6,982	6,980	2.6%
Dresser Utility Solutions, LLC	(4) (6)	First Lien Term Loan	L + 4.25%	6.54%	10/1/2025	3,491	3,491	3,491	1.3%
Dresser Utility Solutions, LLC (Incremental)	(4) (6)	First Lien Term Loan	L + 5.25%	7.54%	10/1/2025	3,491	3,441	3,418	1.3%
Marco APE Opco Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 0.75% (PIK)	9/2/2026	8,000	7,423	7,425	2.8%
Total Energy: Oil & Gas							21,337	21,314	8.0%

Environmental Industries
North Haven Stack Buyer, LLC	(4) (6) (7)	First Lien Term Loan	L + 5.50%	7.79%	7/16/2027	6,982	6,952	6,837	2.6%
Total Environmental Industries							6,952	6,837	2.6%

Healthcare & Pharmaceuticals
Celerion, Inc.	(4)	Subordinated Debt	N/A	10.75%	11/3/2024	10,000	10,086	10,100	3.8%
New You Bariatric Group, LLC	(4) (6)	First Lien Term Loan	S + 5.00%	7.12%	8/26/2024	6,982	6,982	6,922	2.6%
Southern Veterinary Partners, LLC	(4) (6)	First Lien Term Loan	S + 5.50%	7.19%	10/5/2027	3,100	3,038	3,038	1.1%
US Radiology Specialists, Inc.	(4) (6)	First Lien Term Loan	L + 5.25%	7.54%	12/15/2027	1,892	1,802	1,802	0.7%
W2O Holdings, LLC	(4) (6)	First Lien Term Loan	L + 4.75%	7.04%	6/12/2025	6,983	6,983	6,960	2.6%
Total Healthcare & Pharmaceuticals							28,891	28,822	10.8%

High Tech Industries
Infobase Acquisition, Inc.	(4) (6)	First Lien Term Loan	S + 5.50%	7.62%	6/14/2028	742	735	735	0.3%
Infobase Acquisition, Inc. (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 5.50%	7.62%	6/14/2028	122	—	(1)	—%
Specialist Resources Global Inc.	(4) (6)	First Lien Term Loan	L + 4.50%	6.79%	9/23/2025	6,982	6,982	6,917	2.6%
Total High Tech Industries							7,717	7,651	2.9%

Media: Advertising, Printing & Publishing
Viking Target, LLC	(4) (6)	First Lien Term Loan	L + 5.25%	7.54%	8/9/2024	6,982	6,934	6,865	2.6%
Total Media: Advertising, Printing & Publishing							6,934	6,865	2.6%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Services: Business
Brown & Joseph, LLC	(4) (6) (7)	First Lien Term Loan	L + 5.75%	8.04%	6/20/2024	6,982	6,927	6,814	2.5%
CV Intermediate Holdco Corp.	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,836	9,540	3.6%
Evergreen Services Group, LLC	(4) (6) (7)	First Lien Term Loan	S + 6.00%	8.12%	6/15/2029	4,078	3,996	3,997	1.5%
Evergreen Services Group, LLC (Delayed Draw)	(4) (6) (7)	First Lien Term Loan	S + 6.00%	8.12%	6/15/2029	970	(10)	(19)	—%
Kofile, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.75% (PIK)	7/29/2026	10,000	10,000	10,000	3.7%
Red Dawn SEI Buyer, Inc.	(4)	Subordinated Debt	L + 8.25%	10.54%	11/22/2026	6,650	6,650	6,551	2.4%
Red Dawn SEI Buyer, Inc. (Incremental)	(4)	Subordinated Debt	L + 8.50%	10.79%	11/22/2026	3,350	3,350	3,329	1.2%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S + 5.75%	7.44%	5/27/2029	3,000	2,970	2,971	1.1%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 5.75%	7.44%	5/27/2029	3,000	—	(29)	—%
Victors CCC Buyer LLC	(4) (6) (7)	First Lien Term Loan	S + 5.75%	7.87%	6/1/2029	1,400	1,373	1,373	0.5%
Victors CCC Buyer LLC (Delayed Draw)	(4) (6) (7)	First Lien Term Loan	S + 5.75%	7.87%	6/1/2029	560	(6)	(11)	—%
Total Services: Business							45,086	44,516	16.5%

Services: Consumer
A Place for Mom, Inc.	(4) (6)	First Lien Term Loan	L + 4.50%	6.79%	2/10/2026	6,979	6,979	6,949	2.6%
Excel Fitness Holdings, Inc.	(4) (6) (7)	First Lien Term Loan	S + 5.25%	7.37%	4/27/2029	6,000	5,933	5,935	2.2%
Total Services: Consumer							12,912	12,884	4.8%

Telecommunications
Arise Holdings Inc.	(4) (6)	First Lien Term Loan	L + 4.50%	6.79%	12/9/2025	6,982	6,921	6,842	2.5%
Total Telecommunications							6,921	6,842	2.5%

Wholesale
AMC Buyer, LLC	(4) (6)	First Lien Term Loan	S + 4.75%	6.87%	11/2/2024	6,982	6,948	6,885	2.6%
CDI AcquisitionCo, Inc.	(4) (6)	First Lien Term Loan	S + 4.75%	6.87%	12/24/2024	6,955	6,923	6,885	2.6%
New Era Technology, Inc	(4) (6)	First Lien Term Loan	L + 6.25%	8.54%	10/31/2026	6,982	6,953	6,837	2.5%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.50%	7.62%	9/9/2023	6,982	6,967	6,893	2.6%
Total Wholesale							27,791	27,500	10.3%

Total Debt Investments							293,419	292,070	109.3%

Equity Investments
Aerospace & Defense
LMI Renaissance	(4) (8) (9)	Limited Partnership Interests	N/A	—%	N/A	107	107	107	0.1%
Total Aerospace & Defense							107	107	0.1%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)

Beverage, Food & Tobacco
Mr. Greens	(4) (8) (9)	Limited Partnership Interests	N/A	—%	N/A	1	101	186	0.1%
Spice World	(4) (8) (9)	LLC Common Units	N/A	—%	N/A	1	126	100	0.1%
Total Beverage, Food & Tobacco							227	286	0.2%

Capital Equipment
Trench Plate Rental Co.	(4) (8) (9)	Common Equity	N/A	—%	N/A	1	127	97	—%
Total Capital Equipment							127	97	—%

Consumer Goods: Non-Durable
RVGD Aggregator LP (Revision Skincare)	(4) (8) (9)	Limited Partnership Interests	N/A	—%	N/A	—	98	115	—%
Total Consumer Goods: Non-Durable							98	115	—%

Containers, Packaging & Glass
PG Aggregator, LLC	(4) (8) (9)	LLC Units	N/A	—%	N/A	—	109	116	—%
Supply One	(4) (8) (9)	LLC Common Units	N/A	—%	N/A	1	504	837	0.3%
Total Containers, Packaging & Glass							613	953	0.3%

Services: Business
CV Holdco, LLC	(4) (8) (9)	Class A Common Units	N/A	—%	N/A	1	101	70	—%
Kofile, Inc.	(4) (8) (9)	Class A-2 Common Units	N/A	—%	N/A	—	108	97	—%
Total Services: Business							209	167	—%

Total Equity Investments							1,381	1,725	0.6%

Total Investments							$294,800	$293,795	109.9%
____________________
(1)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act classifies investments based on the level of control that the Fund maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Fund owns 25% or less of the portfolio company’s voting securities and “controlled” when the Fund owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Fund maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Fund owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Fund owns 5% or more of a portfolio company’s voting securities.
(2)The issuers of debt and equity held by the Fund are domiciled in the United States.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at June 30, 2022. As of June 30, 2022, effective rates for 1M L and 3M L are 1.79% and 2.29%, respectively. As of June 30, 2022, effective rates for 1M S and 3M S ("SOFR") are 1.69% and 2.12%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2022. Certain investments are subject to a LIBOR or SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $267,303 as of June 30, 2022.
(6)Denotes that all or a portion of the assets are owned by SPV I (as defined in the Notes). SPV I entered into a senior secured revolving credit facility (the “SPV I Financing Facility”) on April 19, 2022. The lenders of the SPV I Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Fund.
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of June 30, 2022, the Fund held nine restricted securities with an aggregate fair value of $1,725, or 0.6% of the Fund’s net assets.The acquisition dates of all these securities was March 31, 2022, except for LMI Renaissance which was acquired on June 30, 2022.
(9)Equity investments are non-income producing securities unless otherwise noted.
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
1. ORGANIZATION
Nuveen Churchill Private Capital Income Fund (“PCAP”, and together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust formed on February 8, 2022. PCAP is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is externally managed by its adviser, Churchill Asset Management LLC (the “Adviser” or “Churchill”). Churchill is an indirect subsidiary of Nuveen, LLC (“Nuveen”). Churchill has engaged its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Sub-Adviser”), acting through its leveraged finance division, to manage certain of its Liquid Investments (defined below) pursuant to an investment sub-advisory agreement between the Adviser and Nuveen Asset Management (as discussed further in Note 4). The Fund intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the fiscal year ending December 31, 2022, and intends to qualify annually thereafter.
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund expects to primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. The portfolio will also include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We expect to target an investment portfolio consisting, directly or indirectly, of at least 50% and up to 60% in Senior Loan Investments, up to 30% in Junior Capital Investments and up to 20% in Equity Co-Investments. To support the Fund’s share repurchase program (as discussed further in Note 7), the Fund will also invest 5% - 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
NCPIF SPV I LLC (“SPV I”) is a Delaware limited liability company formed on February 25, 2022. SPV I is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. SPV I commenced operations on March 31, 2022, upon receipt of contribution of portfolio investments from TIAA to the Fund (as discussed further in Note 7).
On April 1, 2022, NCPIF Equity Holdings LLC, (“Equity Holdings”) a Delaware limited liability company, was formed. Equity Holdings is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. As of June 30, 2022, Equity Holdings has not commenced operations.
The Fund intends to offer on a continuous basis up to $2.5 billion of common shares of beneficial interest (“Common Shares”). On May 17, 2022, the Securities and Exchange Commission (the “SEC”) granted an exemptive order permitting the Fund to offer multiple classes of common shares and to impose varying sales loads, asset-based service and/or distribution fees and early withdrawal fees. The Fund intends to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. None of the share classes being offered will have early withdrawal fees. The purchase price per share for each class of Common Shares will equal our net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. Nuveen Securities, LLC (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. As of June 30, 2022, only Class I shares were issued and outstanding.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
The Fund will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until we receive purchase orders for at least $2.5 million, excluding any Common Shares held by TIAA (as defined below), their respective affiliates and employees, and our trustees and officers, in any combination of purchases of Class S shares, Class D shares and Class I shares and the Fund’s Board of Trustees (the “Board of Trustees” or “Board”) has authorized the release of funds in the escrow account.
The Fund was established by Teachers Insurance and Annuity Association of America (“TIAA”), the ultimate parent of Churchill and Nuveen, and will operate as a wholly owned subsidiary of TIAA until the date on which it breaks escrow.
On March 30, 2022, TIAA purchased 40 shares of the Fund’s Class I shares at $25.00 per share.
On March 31, 2022, prior to the Fund’s election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund in the amount of $296,231 (fair value as of March 31, 2022). In addition, on March 31, 2022, the Fund entered into a promissory note with TIAA (the “Note”) as the lender. The principal amount of the Note equaled (i) the fair value of portfolio investments contributed as of March 31, 2022, minus (ii) $263,500 (as discussed further in Note 4). In connection therewith, the Fund issued to TIAA 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. On June 3, 2022, the Fund fully repaid the balance on the Note to TIAA which was comprised of $32,731 and $226 of principal and interest, respectively.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Fund is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
Consolidation
As provided under ASC 946, the Fund will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, SPV I and Equity Holdings. All significant intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Fund to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2022, the Fund did not hold any restricted cash or cash equivalents.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Valuation of Portfolio Investments
Investments are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”) and in accordance with the 1940 Act. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous market, and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings, and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
•Level 1 — Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Active, publicly traded instruments are classified as Level 1 and their values are generally based on quoted market prices, even if both the market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price.
Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, fair value of investments is based on directly observable market prices or on market data derived from comparable assets. The Fund’s valuation policy considers the fact that no ready market may exist for many of the securities in which it invests and that fair value for its investments must be determined using unobservable inputs.
With respect to investments for which market quotations are not readily available (Level 3), the Board of Trustees undertakes a multi-step valuation process each quarter, as follows:
a.the quarterly valuation process begins with each portfolio company or investment being initially valued by either the professionals of the applicable investment team that are responsible for the portfolio investment or an independent third-party valuation firm;
b.preliminary valuation conclusions are documented and approved by the applicable investment team’s investment committee;
c.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Fund to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Fund will provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis), including a review of management’s preliminary valuation and recommendation of fair value;

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
d.the audit committee of the Board of Trustees (the "Audit Committee") reviews the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firm(s), and recommends those values to the Board of Trustees; and
e.the Board of Trustees discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the applicable investment team or the respective independent valuation firm(s) and, where appropriate, the Audit Committee.
The Board of Trustees makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Board of Trustees as part of the valuation of investments include credit ratings/risk, the portfolio company's current and projected earnings, current and expected leverage, ability to make interest and principal payments, the estimated remaining life of the investment, liquidity, compliance with applicable loan covenants, price to earnings (or other financial) ratios of the portfolio company and other comparable companies, current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade. The Board of Trustees may also base its valuation of an investment on recent investments and securities with similar structure and risk characteristics. The Sub-Adviser obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed and are announced in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
When determining NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser updates the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser generally values such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment.
The value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that ultimately might be realized upon a portfolio investment's sale. Due to the inherent uncertainty of valuation, the estimated fair value of an investment may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statement of assets and liabilities. Realized gains and losses on investment transactions are determined on a specific identification basis and are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period-to-period change in fair value and cost of investments.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Fund accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Adviser will place the loan on non-accrual status and the Fund will cease recognizing interest income on that loan until all principal and interest is current through payment, or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2022, there were no loans in the Fund's portfolio on non-accrual status.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2022, the fair value of the loans in the portfolio with PIK income provisions was $65,207, which represents approximately 22.19% of total investments at fair value. For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) to June 30, 2022, the Fund earned PIK income of $239, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) to June 30, 2022, the Fund did not earn any dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) to June 30, 2022, the Fund did not earn other income.
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing or amendments of borrowings. Amortization of deferred financing costs is computed on the straight-line basis over the term of the borrowings. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statements of operations. The unamortized balance of such costs is included in deferred financing cost in the accompanying consolidated statement of assets and liabilities.
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Fund. Organization costs are expensed as incurred and are shown in the Fund's consolidated statements of operations. Refer to Note 4 for further details on the Expense Support Agreement.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three months ended June 30, 2022, offering costs of $92 thousand were incurred, of which $36 thousand were amortized and recognized as offering costs on the consolidated statements of operations. For the period from February 8, 2022 (inception) to June 30, 2022, offering costs of $150 thousand were incurred, of which $40 thousand were amortized and recognized as offering costs on the consolidated statements of operations.
Income Taxes
The Fund intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the fiscal year ending December 31, 2022. As a result, the Fund must distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.
The minimum distribution requirements applicable to RICs require the Fund to distribute to its shareholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Fund may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
In addition, based on the excise distribution requirements, the Fund is subject to a 4% U.S. nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ended October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to U.S. federal corporate income tax is considered to have been distributed. The Fund intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I is a disregarded entity for tax purposes and will be consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Dividends and Distributions to Common Shareholders
To the extent that the Fund has taxable income available, the Fund intends to pay regular monthly distributions to its shareholders commencing in the first full calendar quarter after the escrow period concludes. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board of Trustees and will depend on the Fund’s earnings, financial condition, maintenance of its tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board of Trustees may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
Functional Currency
The functional currency of the Fund is the U.S. Dollar and all transactions were in U.S. Dollars.
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Fund has agreements that have LIBOR as a reference rate with certain portfolio companies. Many of these agreements include an alternative successor rate language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Fund intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Fund plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Fund did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period ended June 30, 2022. The Fund continues to evaluate the impact that the amendments in this update will have on the Fund’s consolidated financial statements and disclosures when applied.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
SEC Disclosure Update and Simplification
In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. An investment company may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Fund's consolidated financial statements and SEC filings.
3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of June 30, 2022, according to the fair value hierarchy:

As of June 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$197,343	$197,343
Subordinated Debt	—	—	94,727	94,727
Equity Investments	—	—	1,725	1,725
Total	$—	$—	$293,795	$293,795
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) through June 30, 2022:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2022	$180,987	$113,970	$1,274	$296,231
Purchase of investments	25,128	—	107	25,235
Proceeds from principal repayments and sales of investments	(7,590)	(19,000)	—	(26,590)
Amortization of premium/accretion of discount, net	116	75	—	191
Net realized gain (loss) on investments	14	(281)	—	(267)
Net change in unrealized appreciation (depreciation) on investments	(1,312)	(37)	344	(1,005)
Balance as of June 30, 2022	$197,343	$94,727	$1,725	$293,795

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2022	$(1,312)	$(37)	$344	$(1,005)

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of February 8, 2022 (inception)	$—	$—	$—	$—
Purchase of investments	206,115	113,970	1,381	321,466
Proceeds from principal repayments and sales of investments	(7,590)	(19,000)	—	(26,590)
Amortization of premium/accretion of discount, net	116	75	—	191
Net realized gain (loss) on investments	14	(281)	—	(267)
Net change in unrealized appreciation (depreciation) on investments	(1,312)	(37)	344	(1,005)
Balance as of June 30, 2022	$197,343	$94,727	$1,725	$293,795

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2022	$(1,312)	$(37)	$344	$(1,005)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) through June 30, 2022, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2022 were as follows:

Investment Type	Fair Value at June 30, 2022	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$176,253	Yield Method	Implied Discount Rate	8.2%	11.4%	9.3%
First Lien Term Loans	21,090	Recent Transaction	Transaction Price	95.3	99.0	98.6
Subordinated Debt	94,727	Yield Method	Implied Discount Rate	8.9%	15.2%	12.2%
Equity Investments	1,618	Enterprise Value	EBITDA Multiple	9.0	14.3	10.2
Equity Investments	107	Recent Transaction	Transaction Price	1.0	1.0	1.0
Total	$293,795
Debt investments are generally valued using an income analysis, which weighs market yield and credit performance discount rates. The market yield analysis compares market yield movements from the date of the closing of the investment to the reporting date. The credit performance analysis determines a yield per unit of leverage at closing and compares that to a current yield per unit of leverage (factoring any change in pricing and change in leverage as a result of the borrower’s actual performance) as of the reporting date. Material underperformance will typically require an increase in the weighting towards the credit performance analysis. The yield method calculates an implied discount rate at closing and compares that to a current implied discount rate as of the reporting date. Implied discount rates are determined using a combination of market yield data and borrower performance. A recent market trade, if applicable, will also be factored into the valuation.
Equity investments are generally valued using a market analysis, which utilizes market value multiples (EBITDA or Revenue) of publicly traded comparable companies and available precedent sales transactions of comparable companies. The selected multiple is used to estimate the enterprise value of the underlying investment.
Alternative valuation methodologies may be used as appropriate for debt or equity investments, and can include a market analysis, income analysis, or liquidation (recovery) analysis. A recent transaction, if applicable, may also be factored into the valuation if the transaction price is believed to be an indicator of value.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Weighted average inputs are calculated based on the relative fair value of the investments. Significant increases (decreases) in discount rates could result in lower (higher) fair value measurements. Significant decreases (increases) in comparable multiples may result in lower (higher) fair value measurements.
4. RELATED PARTY TRANSACTIONS
Advisory Agreement
On March 31, 2022, the Fund entered into the Investment Advisory Agreement with the Adviser (the “Advisory Agreement”). The Board of Trustees, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), has approved the Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by, the 1940 Act.
Unless terminated earlier as described below, the Advisory Agreement will remain in effect for a period of two years from March 31, 2022 and will remain in effect from year-to-year thereafter if approved annually by the Board of Trustees or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. The Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either the Fund or the Adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of the outstanding voting securities may also terminate either of the Advisory Agreement without penalty. On August 3, 2022, the Fund and the Adviser entered into Amendment No. 1 to the Advisory Agreement. See Note 9 for more information.
Base Management Fee
The management fee is payable monthly in arrears at an annual rate of 0.75% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has operations, net assets will be measured as the beginning net assets as of the date on which the Fund breaks escrow. In addition, the Adviser has agreed to waive its management fee until the expiry of twelve months from the date on which the Fund breaks escrow.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not: (i) incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
Incentive Fee Based on Income
The portion based on income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments (as discussed further below) are also excluded from Pre-Incentive Fee Net Investment Income Returns.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6% annualized).

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
The Fund will pay the Adviser an incentive fee quarterly in arrears with respect to Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.76% (7.06% annualized). The Fund refers to this portion of Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.76%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 15% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter; and
•15% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.76% (7.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
These calculations will be pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The Adviser has agreed to waive the incentive fee based on income until the expiry of twelve months from the date on which the Fund breaks escrow.
Incentive Fee Based on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, will be payable at the end of each calendar year in arrears. The amount payable will equal:
•15% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
Each year, the fee paid for the capital gains incentive fee will be net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Fund was to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) to June 30, 2022, the Fund did not incur any incentive fee based on capital gains.
Sub-Advisory Agreement
On March 31, 2022, the Adviser entered into the Investment Sub-Advisory Agreement with the Sub-Adviser (the “Sub-Advisory Agreement”). The Board of Trustees, including all of the Independent Trustees, also approved the Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. The Sub-Adviser manages certain of the Liquid Investments pursuant to the Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Fund and manages the capital structure of the Fund, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Fund’s performance under the terms of the Investment Advisory Agreement. The Adviser will pay the Sub-Adviser monthly in arrears, 0.375% of the daily weighted average principal amount of the Liquid Investments managed by the Sub-Adviser pursuant to the Sub-Advisory Agreement.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Unless terminated earlier as described below, the Advisory Agreement will remain in effect for a period of two years from March 31, 2022 and will remain in effect from year-to-year thereafter if approved annually by the Board of Trustees or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. The Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either the Fund or the Adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate either of the Advisory Agreement without penalty. On August 3, 2022, the Fund and the Adviser entered into Amendment No. 1 to the Sub-Advisory Agreement. See Note 9 for more information.
Administration Agreement
On March 31, 2022, the Fund entered into an administration agreement with the Administrator (the “Administration Agreement”), which was approved by the Board of Trustees. Pursuant to the Administration Agreement, the Administrator furnishes the Fund with office facilities and equipment and provide clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Fund with the preparation of the financial records that the Fund is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or the Sub-Adviser, the Administrator also may provide significant managerial assistance on the Fund’s behalf to those portfolio companies that have accepted the Fund’s offer to provide such assistance. U.S. Bancorp Fund Services, LLC will provide the Fund with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
For the three months ended June 30, 2022, the Fund incurred $65 thousand in fees under the Sub-Administrative Agreement, which were included in administration fees expense in the consolidated statements of operations. For the period February 8, 2022 (inception) through June 30, 2022, the Fund incurred $75 thousand in fees under the Sub-Administrative Agreement, which were included in administration fees expense in the consolidated statements of operations. As of June 30, 2022, $75 thousand was unpaid and included in accounts payable and other expenses in the consolidated statement of assets and liabilities.
Intermediary Manager Agreement
On March 31, 2022, the Fund entered into an Intermediary Manager Agreement (the “Intermediary Manager Agreement”) with the Intermediary Manager, an affiliate of the Adviser. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager serves as the agent and principal distributor for the Fund’s public offering of its Common Shares. The Intermediary Manager is entitled to receive distribution and/or shareholder servicing fees monthly at an annual rate of 0.85% of the value of the Fund’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager is entitled to receive distribution and/or shareholder servicing fees monthly at an annual rate of 0.25% of the value of the Fund’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I.
The Fund will cease paying the distribution and/or shareholder servicing fees on any Class S share and Class D share in a shareholder’s account at the end of the month in which the Intermediary Manager in conjunction with the transfer agent determines that total brokerage commissions and distribution and/or shareholder servicing fees paid with respect to any such share held by such shareholder within such account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share. At the end of such month, each such Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. The total underwriting compensation and total organization and offering expenses will not exceed 10% and 15%, respectively, of the gross proceeds from the offering.
The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Independent Trustees and the trustees who have no direct or indirect financial interest in the operation of the Fund’s distribution plan or the Intermediary Manager Agreement or by vote a majority of the outstanding voting securities of the Fund, on not more than 60 days’ written notice to the Intermediary Manager or the Adviser. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Expense Support and Conditional Reimbursement Agreement
On March 31, 2022, the Fund entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Expense Support Agreement provides that, Nuveen Alternative Holdings, an affiliate of the Adviser may pay (or cause one or more of its affiliates to pay) certain expenses of the Fund, provided that no portion of the payment will be used to pay any interest expenses of the Fund and/or shareholder servicing fees of the Fund (each, an “Expense Payment’). Such expense payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from Nuveen Alternative Holdings to pay such expense, and/or by an offset against amounts due from the Fund to Nuveen Alternative Holdings.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), the Fund will pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to Nuveen Alternative Holdings until such time as all Expense Payments made by the entity to the Fund within three years prior to the last business day of such calendar quarter have been reimbursed. Available Operating Funds means the sum of (i) the Fund’s net investment income (including net realized short-term capital gains reduced by net realized long-term capital losses), (ii) the Fund’s net capital gains (including the excess of net realized long-term capital gains over net realized short-term capital losses) and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by Nuveen Alternative Holdings to the Fund within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Fund to Nuveen Alternative Holdings.
No Reimbursement Payment for any month will be made if (1) the annualized rate of regular cash distributions declared by the Fund at the time of such Reimbursement Payment is less than the annualized rate of regular cash distributions declared by the Fund at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Fund’s Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The Operating Expense Ratio is calculated by dividing the Fund’s operating costs and expenses incurred, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Fund’s net assets. The Fund’s obligation to make a Reimbursement Payment will automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
Total	$1,660	$—	$1,660
Board of Trustees’ Fees
The Fund’s Board consists of seven members, four of whom are Independent Trustees. On March 30, 2022, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) to June 30, 2022, the Fund incurred $126 and $129, respectively, in fees which are included in Board of Trustees’ fees in the consolidated statements of operations. As of June 30, 2022, $129 were unpaid and is included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Promissory Note
On March 31, 2022, the Fund entered into the Note with TIAA as the lender. The Note is issued under the purchase and sales agreement dated as of March 31, 2022, by and among the Fund, SPV I and TIAA in connection with the contribution of portfolio investments by TIAA to the Fund (as discussed further in Note 7). The principal amount of the Note equals (i) the fair value of portfolio investments contributed as of March 31, 2022, minus (ii) $263,500. The Note was due to mature on March 30, 2023, with an interest rate of 4% per annum on the unpaid principal amount, compounded quarterly.
On June 3, 2022, the Fund fully repaid the balance on the Note which was comprised of $32,731 and $226 of principal and interest, respectively.
5. SECURED BORROWINGS
In accordance with the 1940 Act, the Fund is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 377.0% as of June 30, 2022.
On April 19, 2022, SPV I entered into a credit agreement (the “SPV I Credit Facility Agreement”) with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. The SPV I Credit Facility Agreement provides for borrowings in an aggregate amount up to $200,000 (the “SPV I Credit Facility”).

Borrowings under the SPV I Credit Facility Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. As of June 30, 2022, the SPV I Credit Facility bore interest at a rate of SOFR, reset daily plus 2.00% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the SPV I Credit Facility Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the fifth anniversary of the effective date of April 19, 2022, or April 19, 2027 or (ii) upon certain other events in connection with a refinancing under the SPV I Credit Facility Agreement. Borrowing under the SPV I Credit Facility Agreement is subject to certain restrictions contained in the 1940 Act.
Prior to the closing of the SPV I Credit Facility, the Fund contributed and/or sold certain assets to SPV I pursuant to a contribution and sale agreement and TIAA contributed and/or sold certain assets to SPV I pursuant to a master participation and assignment agreement, and the Fund expects to continue to contribute and/or sell assets to SPV I pursuant to a contribution and sale agreement in the future. The Fund may, but will not be required to, repurchase and/or substitute certain assets previously transferred to SPV I subject to the conditions specified in the contribution and sale agreement and the SPV I Credit Facility Agreement.
The fair value of the SPV I Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2022, approximates their carrying values. The borrowing consisted of the following as of June 30, 2022:

	June 30, 2022
	SPV I Credit Facility	Total
Total Commitment	$200,000	$200,000
Borrowings Outstanding (1)	96,500	96,500
Unused Portion (2)	103,500	103,500
Amount Available (3)	98,247	98,247
_______________
(1)Borrowings outstanding on the consolidated statement of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) to June 30, 2022, the components of interest expense and debt financing expenses were as follows:

Three Months Ended June 30, 2022
Borrowing interest expense	$465
Unused fees	86
Amortization of deferred financing costs (1)	16
Total interest and debt financing expenses	$567
Average interest rate (2)	3.0%
Average daily borrowings	$91,944
_______________
(1)For the three months ended June 30, 2022, $373 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes borrowing interest expense and unused fees.

Period from February 8, 2022 (inception) to June 30, 2022
Borrowing interest expense	$465
Unused fees	86
Amortization of deferred financing costs (1)	16
Total interest and debt financing expenses	$567
Average interest rate (2)	3.0%
Average daily borrowings	$91,944
_______________
(1)For the February 8, 2022 (inception) to June 30, 2022, $373 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes borrowing interest expense and unused fees.
6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2022 for any such exposure.
As of June 30, 2022, the Fund had the following unfunded commitments to fund delayed draw loans and an equity investment:

Portfolio Company	June 30, 2022
Evergreen Services Group, LLC	$970
Infobase Acquisition, Inc.	122
KL Bronco Acquisition, Inc.	599
LMI Renaissance	2
Trilon Group, LLC	3,000
Victors CCC Buyer LLC	560
Total unfunded commitments	$5,253

The Fund believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2022, the Fund had cash of $61,412 and available borrowings under the SPV I Credit Facility of $98,247.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
7. NET ASSETS
In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share.
On March 31, 2022, TIAA contributed certain portfolio investments to the Fund in the amount of $296,231 (fair value as of March 31, 2022). In connection therewith, the Fund entered into the Note with TIAA as the lender (as described in Note 4), and issued to TIAA 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. The Fund fully repaid the balance of the Note to TIAA on June 3, 2022.
Distribution Reinvestment Plan
The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash dividends declared by the Board of Trustees on behalf of its shareholders who do not elect to receive their dividends in cash, except for shareholders in certain states. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
For the period February 8, 2022 (inception) through June 30, 2022, the Fund did not make any distributions.
Share Repurchase Program
Beginning no later than the first full calendar quarter from the date on which the Fund breaks escrow, and at the discretion of the Board of Trustees, the Fund intends to commence a share repurchase program in which it intends to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board of Trustees, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase program, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the period from February 8, 2022 (inception) through June 30, 2022:

Period from February 8, 2022 (inception) through June 30, 2022
Per share data:
Net asset value at February 8, 2022	$—
Net investment income (loss)	0.49
Net realized gains (losses) (1)	(0.03)
Net change in unrealized appreciation (depreciation) (1)	(0.10)
Net increase (decrease) in net assets resulting from operations	0.36
Issuance of common shares	25.00
Net asset value at end of period	$25.36

Supplemental Data:
Net assets at end of period	$267,303
Shares outstanding at end of period (1)	10,540,040
Total return	1.44%

Ratio to average net assets:
Ratio of net expenses to average net assets (2)	1.12%
Ratio of net investment income (loss) to average net assets (2)	5.02%
Portfolio turnover rate	9.01%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)Ratios are annualized except for expense support amounts relating to organizational costs and interest expense on the Note. The ratio of total expenses to average net assets was 1.70% for the Period from February 8, 2022 (Inception) through June 30, 2022, on an annualized basis, excluding the effect of expense support which represented (0.58)% of average net assets. Average net assets is calculated utilizing quarterly net assets.
9. SUBSEQUENT EVENTS
The Fund’s management evaluated subsequent events through August 8, 2022 the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2022, except as discussed below.

On August 3, 2022, the Board approved an amendment and restatement of the Fund’s Second Amended and Restated Declaration of Trust (the “Third Amended and Restated Declaration of Trust”). The Fund adopted the Third Amended and Restated Declaration of Trust as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering.

On August 3, 2022, the Board, including all of the Independent Trustees, approved Amendment No. 1 (the “Advisory Agreement Amendment”) to the Advisory Agreement (the “Advisory Agreement Amendment”). The Fund and the Adviser entered into the Advisory Agreement Amendment, dated as of August 3, 2022, solely to extend the notice requirement for the Adviser to terminate the Advisory Agreement from 60 days to 120 days.

On August 3, 2022, the Board, including all of the Independent Trustees, approved Amendment No. 1 to the Sub-Advisory Agreement (the “Sub-Advisory Agreement Amendment”). The Adviser and the Sub-Adviser entered into the Sub-Advisory Agreement Amendment, dated as of August 3, 2022, solely to extend the notice requirement applicable to both the Adviser and the Sub-Adviser to terminate the Sub-Advisory Agreement from 60 days to 120 days.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in this management’s discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Private Capital Income Fund, including its wholly-owned subsidiaries (collectively, “we,” “us,” “our” or the “Fund”). The information contained in this section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements..
Overview
We were formed on February 8, 2022 as a Delaware statutory trust. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by Churchill Asset Management LLC (the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as investment adviser with the Securities and Exchange Commission (the “SEC”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
NCPIF SPV I LLC (“SPV I”) is a Delaware limited liability company formed on February 25, 2022. SPV I is a wholly owned subsidiary of the Fund and is consolidated in our financial statements commencing from the date of its formation.
NCPIF Equity Holdings LLC (“Equity Holdings”) is a Delaware limited liability company formed on April 1, 2022, and is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. As of June 30, 2022, Equity Holdings has not commenced operations.
On March 31, 2022, prior to our BDC election, Teachers Insurance and Annuity Association of America (“TIAA”) contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into the Note (as described below) and issued Class I shares to TIAA.
Under our Investment Advisory Agreement (the “Advisory Agreement”) with , we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. The Adviser has engaged its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or “Sub-Adviser”), acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below) pursuant to a sub-advisory agreement between the Adviser and Nuveen Asset Management (the “Sub-Advisory Agreement”). Under the administration agreement (the “Administration Agreement”) with Nuveen Churchill Administration LLC, as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and his staff. The Adviser, Nuveen Asset Management, and the Administrator are all affiliates and subsidiaries of Nuveen, a wholly owned subsidiary of TIAA.
Our investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

We expect to primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio will also include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We expect to target an investment portfolio consisting, directly or indirectly, of at least 50% and up to 60% in Senior Loan Investments, up to 30% in Junior Capital Investments and up to 20% in Equity Co-Investments. To support our share repurchase program, we will also invest 5% - 10% of our assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”). While we will seek to achieve the targets described above, the composition of the Fund’s investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities. For example, it is possible that the Fund will from time to time maintain a portfolio exclusively comprised of Senior Loan Investments, Junior Capital Investments or other fixed-income instruments, such as during its initial ramp-up phase.
Recent COVID-19 Developments
We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may, in turn, impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments and private businesses, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
Investments
Our level of investment activity can vary substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity in the middle market, the general economic environment and the competitive environment for the types of investments we make, and other market conditions.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. To the extent we qualify as a RIC, we generally will not be subject to U.S federal income tax on any income we timely distribute to our shareholders.
As a BDC, we are required to comply with certain regulatory requirements. For instance, we are generally required to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $25 million. We also must be organized in the United States to qualify as a BDC.

Revenues
We generate revenue primarily in the form of interest income on our Senior Loan Investments, Junior Capital Investments and Liquid Investments, and capital gains and dividend income from our Equity Co-Investments in our portfolio companies. Our Senior Loans typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Our Junior Capital Investments generally include cash paying subordinated debt (including fixed-rate subordinated loans, which may have a portion of PIK income, and floating-rate second-lien term loans), subordinated PIK notes (with no current cash payments) and/or equity securities (with no current cash payments). Our Liquid Investments will include a portfolio of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. Original Issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income.
Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts. In addition, we generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees.
Expenses
Churchill, Nuveen Asset Management and their affiliates are responsible for the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to the Fund. The Fund will bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to the Fund (such as items (iii) and (iv) listed below).
For the avoidance of doubt, unless the Adviser or Nuveen Asset Management elects to bear or waive any of the following costs, the Fund will bear the following costs:
(i)organization of the Fund;
(ii)calculating NAV (including the cost and expenses of any independent third-party valuation firm);
(iii)expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser, Nuveen Asset Management, or members of its investment teams, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Fund’s rights;
(iv)fees and expenses incurred by the Adviser (and its affiliates), Nuveen Asset Management (and its affiliates), or the Administrator (or its affiliates) payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Fund and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring the Fund’s investments and monitoring investments and portfolio companies on an ongoing basis;
(v)any and all fees, costs and expenses incurred in connection with the incurrence of leverage and indebtedness of the Fund, including borrowings, dollar rolls, reverse purchase agreements, credit facilities, securitizations, margin financing and derivatives and swaps, and including any principal or interest on the Fund’s borrowings and indebtedness (including, without limitation, any fees, costs, and expenses incurred in obtaining lines of credit, loan commitments, and letters of credit for the account of the Fund and in making, carrying, funding and/or otherwise resolving investment guarantees);
(vi)offerings, sales, and repurchases of the Common Shares and other securities;
(vii)fees and expenses payable under the Intermediary Manager Agreement and selected dealer agreements, if any;
(viii)investment advisory fees payable under Section 7 of the Advisory Agreement;

(ix)administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and the Administrator, based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including the allocable portion of the cost of the Fund’s chief financial officer and his staff);
(x)costs incurred in connection with investor relations and Board of Trustees relations;
(xi)any applicable administrative agent fees or loan arranging fees incurred with respect to Portfolio Investments by the Adviser, Nuveen Asset Management (and its affiliates), the Administrator or an affiliate thereof;
(xii)any and all fees, costs and expenses incurred in implementing or maintaining third-party or proprietary software tools, programs or other technology for the benefit of the Fund (including, without limitation, any and all fees, costs and expenses of any investment, books and records, portfolio compliance and reporting systems, general ledger or portfolio accounting systems and similar systems and services, including, without limitation, consultant, software licensing, data management and recovery services fees and expenses);
(xiii)transfer agent, dividend agent and custodial fees and expenses;
(xiv)federal and state registration fees;
(xv)all costs of registration and listing the Common Shares on any securities exchange;
(xvi)federal, state and local taxes;
(xvii)Independent Trustees’ fees and expenses, including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Trustees;
(xviii)costs of preparing and filing reports or other documents required by the SEC, FINRA, U.S. Commodity Futures Trading Commission, or other regulators, and all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings related to the Fund’s activities and/or other regulatory filings, notices or disclosures of the Adviser, Nuveen Asset Management, and their respective affiliates relating to the Fund and its activities;
(xix)costs of any reports, proxy statements or other notices to shareholders, including printing costs;
(xx)fidelity bond, trustees’ and officers’/errors and omissions liability insurance, and any other insurance premiums;
(xxi)direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, tax preparers and outside legal costs;
(xxii)proxy voting expenses;
(xxiii)all expenses relating to payments of dividends or interest or distributions in cash or any other form made or caused to be made by the Board of Trustees to or on account of holders of the securities of the Fund, including in connection with the distribution reinvestment plan or the share repurchase program;
(xxiv)costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Fund’s assets for tax or other purposes;
(xxv)the allocated costs incurred by the Adviser, Nuveen Asset Management, and/or the Administrator in providing managerial assistance to those portfolio companies that request it;
(xxvi)allocable fees and expenses associated with marketing efforts on behalf of the Fund;
(xxvii)all fees, costs and expenses of any litigation involving the Fund or its portfolio companies and the amount of any judgments or settlements paid in connection therewith, Trustee and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to Fund’s affairs;

(xxviii)fees, costs and expenses of winding up and liquidating the Fund’s assets; and
(xxix)all other expenses incurred by the Fund, the Adviser, Nuveen Asset Management, or the Administrator in connection with administering the Fund’s business.
With respect to (i) above, Nuveen Alternative Holdings LLC, an affiliate of the Adviser (“Nuveen Alternative Holdings”) has agreed to advance (or cause one or more of its affiliates to advance) all of our organization and offering expenses on our behalf through the date on which we break escrow. Unless Nuveen Alternative Holdings elects to cover such expenses pursuant to the expense support and conditional reimbursement agreement with the Adviser (the “Expense Support Agreement”), we will be obligated to reimburse such entity for such advanced expenses upon breaking escrow. Any reimbursements will not exceed actual expenses incurred by Nuveen Alternative Holdings.
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described above.
Portfolio and investment activity
Portfolio Composition
Our portfolio and investment activity for the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended June 30, 2022	Period from February 8, 2022 (inception) through June 30, 2022
Investments:
Total investments, beginning of period	$296,231	$—
Purchase of investments	25,235	321,466
Proceeds from principal repayments and sales of investments	(26,590)	(26,590)
Amortization of premium/accretion of discount, net	191	191
Net realized gain (loss) on investments	(267)	(267)
Total investments, end of period	$294,800	$294,800

Portfolio companies at beginning of period	41	—
Number of new portfolio companies	7	46
Number of exited portfolio companies	(2)	—
Portfolio companies at end of period	46	46
As of June 30, 2022, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2022
	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$198,654	$197,343	67.17%
Subordinated Debt	94,765	94,727	32.24%
Equity Investments	1,381	1,725	0.59%
Total	$294,800	$293,795	100.00%
Largest portfolio company investment	$10,504	$10,837	3.69%
Average portfolio company investment	$6,409	$6,387	2.17%

The industry composition of our portfolio as a percentage of fair value as of June 30, 2022 was as follows:

June 30, 2022
Industry
Aerospace & Defense	—%
Beverage, Food & Tobacco	13.9%
Capital Equipment	2.4%
Chemicals, Plastics, & Rubber	1.3%
Construction & Building	4.6%
Consumer Goods: Durable	4.7%
Consumer Goods: Non-Durable	8.6%
Containers, Packaging & Glass	8.8%
Energy: Oil & Gas	7.3%
Environmental Industries	2.3%
Healthcare & Pharmaceuticals	9.8%
High Tech Industries	2.6%
Media: Advertising, Printing & Publishing	2.3%
Services: Business	15.3%
Services: Consumer	4.4%
Telecommunications	2.3%
Wholesale	9.4%
Total	100.0%
The weighted average yields of our investments as of June 30, 2022 was as follows:

June 30, 2022
Weighted average yield on debt and income producing investments, at cost	8.70%
Weighted average yield on debt and income producing investments, at fair value	8.74%
Percentage of debt investments bearing a floating rate	70.95%
Percentage of debt investments bearing a fixed rate	29.05%
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date. There can be no assurance that the weighted average yield will remain at its current level.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The past strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from increased inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine and US and China relations), and the uncertain economic outlook for the US and the rest of the world, which could include a recession. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment, may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

Asset Quality
In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. Each Investment Team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which the Advisers refer to as the “Management Case.” The following is a description of the conditions associated with each investment rating:
1.Performing - Superior: Borrower is performing significantly above Management Case.
2.Performing - High: Borrower is performing at or near the Management Case (i.e., in a range slightly below to slightly above).
3.Performing - Low Risk: Borrower is operating well ahead of the Base Case to slightly below the Management Case.
4.Performing - Stable Risk: Borrower is operating at or near the Base Case (i.e., in a range slightly below to slightly above). This is the initial rating assigned to all new borrowers.
5.Performing - Management Notice: Borrower is operating below the Base Case. Adverse trends in business conditions and/or industry outlook are viewed as temporary. There is no immediate risk of payment default and only a low to moderate risk of covenant default.
6.Watch List - Low Maintenance: Borrower is operating below the Base Case, with declining margin of protection. Adverse trends in business conditions and/or industry outlook are viewed as probably lasting for more than a year. Payment default is still considered unlikely, but there is a moderate to high risk of covenant default.
7.Watch List - Medium Maintenance: Borrower is operating well below the Base Case, but has adequate liquidity. Adverse trends are more pronounced than in Internal Risk Rating 6 above. There is a high risk of covenant default, or it may have already occurred. Payments are current, although subject to greater uncertainty, and there is a moderate to high risk of payment default.
8.Watch List - High Maintenance: Borrower is operating well below the Base Case. Liquidity may be strained. Covenant default is imminent or may have occurred. Payments are current, but there is a high risk of payment default. Negotiations to restructure or refinance debt on normal terms may have begun. Further significant deterioration appears unlikely and no loss of principal is currently anticipated.
9.Watch List - Possible Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Liquidity is strained. Payment default may have occurred or is very likely in the short term unless creditors grant some relief. Loss of principal is possible.
10.Watch List - Probable Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have already occurred. Liquidity is extremely limited. The prospects for improvement in the borrower’s situation are sufficiently negative that loss of some or all principal is probable.
The Adviser monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each Investment Team will review the investment ratings in connection with monthly or quarterly portfolio reviews. As the COVID-19 pandemic continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. Based on current market conditions, we have also increased oversight and analysis of credits in any vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the investment ratings of the investments in our portfolio as of June 30, 2022 (dollar amounts in thousands):

	June 30, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—
2	—	—	—
3	16,580	5.7	2
4	269,790	91.8	43
5	7,425	2.5	1
6	—	—	—
7	—	—	—
8	—	—	—
9	—	—	—
10	—	—	—
Total	$293,795	100.0%	46
As of June 30, 2022, the weighted average Internal Risk Rating of our investment portfolio was 4.0.
Results of Operations
We commenced investment activities on March 31, 2022 and therefore do not have prior periods with which to compare our operating results for the period from February 8, 2022 (inception) through June 30, 2022. Operating results for the three months ended June 30, 2022 and the period February 8, 2022 (inception) through June 30, 2022 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30, 2022	Period from February 8, 2022 (inception) to June 30, 2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$6,137	$6,137
Payment-in-kind interest income	239	239
Total investment income	6,376	6,376

Expenses:
Organizational expenses	$197	$933
Interest and debt financing expenses	567	567
Interest expense on Note	226	226
Professional fees	263	451
Board of Trustees’ fees	126	129
Administration fees	65	75
Other general and administrative expenses	58	58
Offering costs	36	40
Total expenses before expense support	1,538	2,479
Expense support	(249)	(1,177)
Net expenses after expense support	1,289	1,302
Net investment income (loss)	5,087	5,074
Realized and unrealized gain (loss) on investments:
Net realized gains (losses)	(267)	(267)
Net change in unrealized gains (losses)	(1,005)	(1,005)
Total net realized and change in unrealized gains (losses)	(1,272)	(1,272)
Net increase (decrease) in net assets resulting from operations	$3,815	$3,802
Net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
On March 31, 2022, prior to the Fund’s election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I. The Fund accrued investment income on this portfolio beginning April 1, 2022. For the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022, investment income was $6,376 and $6,376. We expect our portfolio to continue to grow as we raise capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as LIBOR or SOFR, may affect our investment income over the long term.
Expenses
Total expenses before expense support for the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022 were $1,538 and $2,479, respectively, consisting primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Fund, and interest and debt financing expenses incurred in connection with the Note and the SPV I Credit Facility (as defined below), as well as professional fees. We anticipate formation costs to decrease in relation to our income as we continue to ramp up our portfolio and more time elapses from the date of inception.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment and/or sales activity during the three months ended June 30, 2022, we had a net realized loss of $(267) for the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022.
We recorded a net change in unrealized depreciation of $(1,005) and $(1,005), respectively, for the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022, which reflects the net change in fair value of our investment portfolio relative to its cost basis over the period.
The total net loss for the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022, was primarily related to the economic uncertainty created by both macroeconomic and geopolitical issues in the financial markets, which negatively impacted the valuation of our portfolio investments primarily through the widening of credit spreads.
Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of our offering of Common Shares, (ii) cash flows from income earned from our investments and principal repayments, (iii) proceeds from net borrowings on our SPV I Credit Facility and (iv) any future offerings of our equity or debt securities. Immediately after we meet our minimum offering requirement, gross subscription funds will total at least $2.5 million, which will be available to us immediately upon breaking escrow. Once our minimum offering requirement has been met, we intend to sell our shares on a continuous basis at a per share price equal to the then-current NAV per share.
Our primary uses of cash will be for (i) investments in portfolio companies in accordance with investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings under our SPV I Credit Facility or other financing arrangements, and (iv) cash distributions to the holders of our shares. As the impact of COVID-19 continues to evolve and based on current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances.
Net Worth of Sponsors
The NASAA, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time (the “Omnibus Guidelines”), requires that our affiliates and Adviser, or our Sponsor, as defined under the Omnibus Guidelines, have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of the greater of either $100,000, or 5.0% of the first $20 million of both the gross amount of securities currently being offered in this offering and the gross amount of any originally issued direct participation program securities sold by our affiliates and sponsors within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our Adviser and its affiliates, while not liable directly or indirectly for any indebtedness we may incur, have an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy.
Equity
The Fund is authorized to issue an unlimited number of Common Shares at $0.01 per share par value. On March 30, 2022, we issued our initial 40 Class I shares to TIAA in connection with our formation. On March 31, 2022, TIAA contributed certain portfolio investments in the amount of $296.2 million (fair value as of March 31, 2022) and we entered into a promissory note with TIAA (the “Note”) as the lender. In connection therewith, we issued to TIAA 10,540,000 shares of our Class I shares of beneficial interest at $25.00 per share. We fully repaid the balance of the Note to TIAA on June 3, 2022.

Distribution Reinvestment Plan
The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash dividends declared by the Board of Trustees on behalf of its shareholders who do not elect to receive their dividends in cash, except for shareholders in certain states. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
For the period February 8, 2022 (inception) through June 30, 2022, the Fund did not make any distributions.
Share Repurchase Program
Beginning no later than the first full calendar quarter from the date on which the Fund breaks escrow for this offering, and at the discretion of the Board of Trustees, the Fund intends to commence a share repurchase program in which it intends to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board of Trustees, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase program, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.
For the period February 8, 2022 (inception) through June 30, 2022, no shares were repurchased.
Income Taxes
The Fund has elected to be treated as a BDC under the 1940 Act. The Fund also intends to elect to be treated, and to qualify annually thereafter, as a RIC under the Code. So long as the Fund maintains its RIC tax treatment, it generally will not be subject to tax on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the financial statements of the Fund.
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least the sum of (i) 90% of its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) 90% of its net tax-exempt income.

In addition, based on the excise tax distribution requirements, the Fund is subject to a 4% nondeductible U.S. federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed.
SPV I Credit Facility
In accordance with the 1940 Act, the Fund is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 377.0% as of June 30, 2022.
On April 19, 2022, SPV I entered into a credit agreement (the “SPV I Credit Facility Agreement”) with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. The SPV I Credit Facility Agreement provides for borrowings in an aggregate amount up to $200 million (the “SPV I Credit Facility”).
Borrowings under the SPV I Credit Facility Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. As of June 30, 2022, the SPV I Credit Facility bore interest at a rate of SOFR, reset daily plus 2.00% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the SPV I Credit Facility Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the fifth anniversary of the effective date of April 19, 2022, or April 19, 2027 or (ii) upon certain other events in connection with a refinancing under the SPV I Credit Facility Agreement. Borrowing under the SPV I Credit Facility Agreement is subject to certain restrictions contained in the 1940 Act.
Prior to the closing of the SPV I Credit Facility, the Fund contributed and/or sold certain assets to SPV I pursuant to a contribution and sale agreement and TIAA contributed and/or sold certain assets to SPV I pursuant to a master participation and assignment agreement, and the Fund expects to continue to contribute and/or sell assets to SPV I pursuant to a contribution and sale agreement in the future. The Fund may, but will not be required to, repurchase and/or substitute certain assets previously transferred to SPV I subject to the conditions specified in the contribution and sale agreement and the SPV I Credit Facility Agreement.
The fair value of the SPV I Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2022, approximates their carrying values. The following table presents outstanding borrowing as of June 30, 2022:

	June 30, 2022
	SPV I Credit Facility	Total
Total Commitment	$200,000	$200,000
Borrowings Outstanding (1)	96,500	96,500
Unused Portion (2)	103,500	103,500
Amount Available (3)	98,247	98,247
_______________
(1)Borrowings outstanding on the consolidated statements of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) to June 30, 2022, the components of interest expense and debt financing expenses were as follows:

Three Months Ended June 30, 2022
Borrowing interest expense	$465
Unused fees	86
Amortization of deferred financing costs (1)	16
Total interest and debt financing expenses	$567
Average interest rate (2)	3.0%
Average daily borrowings	$91,944
_______________
(1)For the three months ended June 30, 2022, $373 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes borrowing interest expense and unused fees.

Period from February 8, 2022 (inception) to June 30, 2022
Borrowing interest expense	$465
Unused fees	86
Amortization of deferred financing costs (1)	16
Total interest and debt financing expenses	$567
Average interest rate (2)	3.0%
Average daily borrowings	$91,944
_______________
(1)For the February 8, 2022 (inception) to June 30, 2022, $373 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes borrowing interest expense and unused fees.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Advisory Agreement
•the Sub-Advisory Agreement
•the Administration Agreement; and
•the Expense Support Agreement
In addition to the aforementioned agreements, the SEC has granted an exemptive order (the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Adviser and/or their affiliates. Co-investment under the Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Board of Trustees determines that it would be in the Fund’s best interest to participate in the transaction. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), BDCs were permitted, subject to the satisfaction of certain conditions, to co-invest in existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the BDC. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on April 15, 2022, the Fund filed an application to amend the Order (the “Application”), to permit the Fund to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company, subject to certain conditions. There can be no assurance if and when the Fund will receive the exemptive order.

Expense Support Agreement
We have entered into the Expense Support Agreement with the Adviser. The Expense Support Agreement provides that, at such times as it determines, Nuveen Alternative Holdings may pay (or cause one or more of its affiliates to pay) certain expenses of the Fund, including organization and offering expenses, provided that no portion of the payment will be used to pay any interest expense and/or shareholder servicing fees of the Fund (each, an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from Nuveen Alternative Holdings to pay such expense, and/or by an offset against amounts due from us to Nuveen Alternative Holdings.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (such amount referred to as the “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to Nuveen Alternative Holdings that previously paid such expenses, until such time as all Expense Payments made by such entity within three years prior to the last business day of such calendar quarter have been reimbursed. “Available Operating Funds” means the sum of (i) net investment income (including net realized short-term capital gains reduced by net realized long-term capital losses), (ii) net capital gains (including the excess of net realized long-term capital gains over net realized short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). The amount of the Reimbursement Payment for any calendar month will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by Nuveen Alternative Holdings to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to Nuveen Alternative Holdings.
The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter and no Reimbursement Payment will be made for any month if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of common stock declared by our Board of Trustees exclusive of returns of capital, distribution rate reductions due to any fees (including to a transfer agent) payable in connection with distributions, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by our net assets. “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter within three years of the date of the applicable Expense Payment.
The Fund’s obligation to make a Reimbursement Payment will automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived the right to receive such payment for the applicable month.
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
Total	$1,660	$—	$1,660

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2022. We may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Investments, Fair Valuation Measurements, Income Recognition, and Income Taxes, as described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed in “Risk Factors” in our prospectus, dated July 21, 2022, relating to our offering of our Common Shares.
Valuation of portfolio investments
Consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.
Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board of Trustees is ultimately and solely responsible for determining the fair value of our portfolio investments in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis.
For all valuations, our Audit Committee, which consists solely of Independent Trustees, will review these preliminary valuations and our Board of Trustees, a majority of whom are Independent Trustees, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith.
Investments for which market quotations are readily available are typically valued at those market quotations. Market quotations are obtained from independent pricing services, where available. Generally investments marked in this manner will be marked at the mean of the bid and ask of the quotes obtained. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.
With respect to investments for which market quotations are not readily available, we or an independent third-party valuation firm engaged by us, will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. We review pricing and methodologies in order to determine if observable market information is being used, versus unobservable inputs.
Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.
For more information on the fair value hierarchy, our framework for determining fair value and the composition of our portfolio see Note 3 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue recognition
Our revenue recognition policies are as follows:
Net realized gains (losses) on investments: Gains or losses on investment transactions are determined on a specific identification basis.
Interest Income: Interest income, including amortization of premium and accretion of discount on loans are recorded on the accrual basis. We accrue interest income based on the effective yield if we expect that, ultimately, we will be able to collect such income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered.
We may have loans in our portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.
Non-accrual: Generally, if a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible even though we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
U.S. Federal Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We intend to elect, and intend to qualify annually thereafter, to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income or excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.
Contractual Obligations
We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Advisory Agreement and reimbursements under the Administration Agreement are described in “Advisory Agreement and Other Agreements.”
We entered into the SPV I Credit Facility and intend to establish more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads, such as SOFR. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.
Promissory Note
On March 31, 2022, we entered into a promissory note (the “Note”) with TIAA as the lender. The Note is issued under the Purchase and Sales Agreement dated as of March 31, 2022, by and among the Fund, SPV I and TIAA in connection with the contribution of portfolio investments by TIAA to the Fund and SPV I. The principal amount of the Note equals (i) the fair value of portfolio investments contributed as of March 31, 2022, minus (ii) $263.5 million. The Note was due to mature on March 30, 2023, with an interest rate of 4% per annum on the unpaid principal amount, compounded quarterly.
On June 3, 2022, the Fund fully repaid the balance on the Note to TIAA which was comprised of $32.7 million and $0.2 million of principal and interest, respectively.
Recent Developments

On August 3, 2022, the Board approved an amendment and restatement of the Fund’s Second Amended and Restated Declaration of Trust (the “Third Amended and Restated Declaration of Trust”). The Fund adopted the Third Amended and Restated Declaration of Trust as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering.

On August 3, 2022, the Board, including all of the Independent Trustees, approved Amendment No. 1 (the “Advisory Agreement Amendment”) to the Advisory Agreement (the “Advisory Agreement Amendment”). The Fund and the Adviser entered into the Advisory Agreement Amendment, dated as of August 3, 2022, solely to extend the notice requirement for the Adviser to terminate the Advisory Agreement from 60 days to 120 days.

On August 3, 2022, the Board, including all of the Independent Trustees, approved Amendment No. 1 to the Sub-Advisory Agreement (the “Sub-Advisory Agreement Amendment”). The Adviser and the Sub-Adviser entered into the Sub-Advisory Agreement Amendment, dated as of August 3, 2022, solely to extend the notice requirement applicable to both the Adviser and the Sub-Adviser to terminate the Sub-Advisory Agreement from 60 days to 120 days.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Trustees, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of our Board of Trustees, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
We will be subject to financial market risks, including changes in interest rates that may result in changes to our net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the COVID-19 pandemic, which has resulted in an increase in the level of market volatility. Because we intend to fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and, since then, have raised interest rates by an additional 2.00% and indicated that it would consider additional rate hikes in response to ongoing inflation concerns.
As of June 30, 2022, on a fair value basis, approximately 29.1% of our debt investments bear interest at a fixed rate and approximately 70.9% of our debt investments bear interest at a floating rate. As of June 30, 2022, 100.0% of our floating rate debt investments are subject to interest rate floors. Additionally, the SPV I Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2022. Interest expense is calculated based on the terms of the SPV I Credit Facility, using the outstanding balance as of June 30, 2022. Interest expense on the SPV I Credit Facility is calculated using the interest rate as of June 30, 2022, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(260)	$(120)	$(140)
Base Interest Rate	—	—	—
+100 Basis Points	1,041	479	562
+200 Basis Points	2,082	957	1,125
+300 Basis Points	3,123	1,436	1,687

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We, and our consolidated subsidiaries, the Adviser and the Sub-Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser and Sub-Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under our prospectus, dated July 21, 2022, relating to our offering of our Common Shares (the “Prospectus”). For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Prospectus, which is accessible on the SEC’s website at sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 30, 2022, TIAA purchased 40 shares of the Fund’s Class I shares at $25.00 per share.
On March 31, 2022, prior to the Fund’s election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund in the amount of $296,231 (fair value as of March 31, 2022). In addition, on March 31, 2022, the Fund entered into the Note as the lender. The principal amount of the Note equaled (i) the fair value of portfolio investments contributed as of March 31, 2022, minus (ii) $263,500. In connection therewith, the Fund issued to TIAA 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. On June 3, 2022, the Fund fully repaid the balance on the Note to TIAA which was comprised of $32,731 and $226 of principal and interest, respectively.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Third Amended and Restated Declaration of Trust

On August 3, 2022, the board of trustees (the “Board”) of Nuveen Churchill Private Capital Income Fund (the “Fund”) approved an amendment and restatement of the Fund’s Second Amended and Restated Declaration of Trust (the “Third Amended and Restated Declaration of Trust”). The Fund adopted the Third Amended and Restated Declaration of Trust as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering. A copy of the Third Amended and Restated Declaration of Trust is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

Amendment No. 1 to Investment Advisory Agreement

On August 3, 2022, the Board, including all of the trustees who are not “interested persons” (as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended) of the Fund (the “Independent Trustees”), approved Amendment No. 1 (the “Advisory Agreement Amendment”) to the Investment Advisory Agreement, dated as of March 31, 2022 (the “Advisory Agreement”), by and between the Fund and Churchill Asset Management LLC, the Fund’s investment adviser (the “Adviser”). The Fund and the Adviser entered into the Advisory Agreement Amendment, dated as of August 3, 2022, solely to extend the notice requirement for the Adviser to terminate the Advisory Agreement from 60 days to 120 days. A copy of the Advisory Agreement Amendment is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Amendment No. 1 to Investment Sub-Advisory Agreement

On August 3, 2022, the Board, including all of the Independent Trustees, approved Amendment No. 1 (the “Sub-Advisory Agreement Amendment”) to the Investment Sub-Advisory Agreement, dated as of March 31, 2022 (the “Sub-Advisory Agreement”), by and between the Adviser and Nuveen Asset Management, LLC, the Fund’s investment sub-adviser for certain investments (the “Sub-Adviser”). The Adviser and the Sub-Adviser entered into the Sub-Advisory Agreement Amendment, dated as of August 3, 2022, solely to extend the notice requirement applicable to both the Adviser and the Sub-Adviser to terminate the Sub-Advisory Agreement from 60 days to 120 days. A copy of the Sub-Advisory Agreement Amendment is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Item 6. Exhibits

3.1	Third Amended and Restated Declaration of Trust of the Registrant*
3.2	Bylaws of the Registrant(1)
4.1	Form of Subscription Agreement(1)
4.2	Distribution Reinvestment Plan(1)
10.1	Amendment No. 1, dated as of August 3, 2022, to the Investment Advisory Agreement between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC*
10.2	Amendment No. 1, dated as of August 3, 2022, to the Investment Sub-Advisory Agreement by and between Churchill Asset Management LLC and Nuveen Asset Management, LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
__________________
*Filed herewith
(1)Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262771) filed on July 8, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND

By:	/s/ Kenneth Kencel
Name:	Kenneth Kencel
Title:	Chief Executive Officer, President, Trustee and Chairman

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND

By:	/s/ Shai Vichness
Name:	Shai Vichness
Title:	Chief Financial Officer and Treasurer

Date: August 8, 2022