Form 10-Q
period 2022-09-30
Nuveen Churchill Private Capital Income Fund
filed 2022-11-14
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The registrant had outstanding 10,540,040 shares of common stock as of November 14, 2022.

Table of Contents

		Page
PART I	Financial Information	3
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Statement of Assets and Liabilities as of September 30, 2022 (Unaudited)	3
	Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and for the Period from February 8, 2022 (inception) to September 30, 2022 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for the Three Months Ended September 30, 2022 and for the Period from February 8, 2022 (inception) to September 30, 2022 (Unaudited)	5
	Consolidated Statement of Cash Flows for the Period from February 8, 2022 (inception) to September 30, 2022 (Unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2022 (Unaudited)	7
	Notes to Consolidated Financial Statements (Unaudited)	13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48
PART II	Other Information	49
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
Signatures		51

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
•the impact of the ongoing novel coronavirus (“COVID-19”) pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity.
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
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

As of September 30, 2022
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $324,670)	$322,408
Cash	70,178
Due from affiliate expense support (See Note 4)	2,039
Interest receivable	4,681
Receivable for investments sold	209
Prepaid expenses	50
Total assets	$399,565

Liabilities
Secured borrowings (net of $373 deferred financing costs)	$124,627
Distributions payable	9,170
Interest payable	287
Due to affiliate expense support (See Note 4)	2,039
Board of Trustees' fees payable	128
Accounts payable and accrued expenses	1,093
Total liabilities	$137,344

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 10,540,040 Class I shares issued and outstanding	$105
Paid-in-capital in excess of par value	263,396
Total distributable earnings (loss)	(1,280)
Total net assets	$262,221

Total liabilities and net assets	$399,565

Net asset value per Class I share	$24.88
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	For the Three Months Ended September 30, 2022	Period from February 8, 2022 (inception) to September 30, 2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$6,555	$12,692
Payment-in-kind interest income	211	450
Other income	446	446
Total investment income	7,212	13,588

Expenses:
Organizational expenses	148	1,081
Interest and debt financing expenses	1,325	1,892
Interest expense on Note	—	226
Professional fees	291	742
Board of Trustees’ fees	128	257
Administration fees	74	149
Other general and administrative expenses	71	129
Offering costs	78	118
Total expenses before expense support	2,115	4,594
Expense support (See Note 4)	(245)	(1,422)
Net expenses after expense support	1,870	3,172
Net investment income (loss)	5,342	10,416

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	3	(264)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(1,257)	(2,262)
Total net realized and unrealized gain (loss) on investments	(1,254)	(2,526)

Net increase (decrease) in net assets resulting from operations	$4,088	$7,890

Per share data:
Net investment income (loss) per share - Class I common share	$0.51	$0.99
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$0.39	$0.75
Weighted average common shares outstanding - Class I common share	10,540,040	10,483,067
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	For the Three Months Ended September 30, 2022	Period from February 8, 2022 (inception) to September 30, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$5,342	$10,416
Net realized gain (loss) on investments	3	(264)
Net change in unrealized appreciation (depreciation) on investments	(1,257)	(2,262)
Net increase (decrease) in net assets resulting from operations	4,088	7,890
Shareholder Distributions:
Class I (1)	(9,170)	(9,170)
Net increase (decrease) in net assets resulting from shareholder distributions	(9,170)	(9,170)
Capital share transactions:
Class I:
Issuance of common shares, net	—	263,501
Net increase (decrease) in net assets resulting from capital share transactions - Class I	—	263,501
Total increase (decrease) in net assets	(5,082)	262,221
Net assets, at beginning of period	267,303	—
Net assets, at end of period	$262,221	$262,221
____________________
(1)For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) to September 30, 2022, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

Period from February 8, 2022 (inception) to September 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,890

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(55,661)
Proceeds from principal repayments and sales of investments	27,692
Payment-in-kind interest	(450)
Amortization of premium/accretion of discount, net	(325)
Net realized (gain) loss on investments	264
Net change in unrealized (appreciation) depreciation on investments	2,262
Changes in operating assets and liabilities:
Due from affiliate expense support	(2,039)
Receivable for investments sold	(209)
Interest receivable	(4,640)
Prepaid expenses	(50)
Interest payable	287
Due to affiliate expense support	2,039
Board of Trustees' fees payable	128
Accounts payable and accrued expenses	720
Net cash provided by (used in) operating activities	(22,092)

Cash flows from financing activities:
Proceeds from issuance of common shares	1
Proceeds from secured borrowings	125,000
Repayments of Note	(32,731)
Net cash provided by (used in) financing activities	92,270

Net increase (decrease) in Cash	70,178
Cash beginning of period	—
Cash end of period	$70,178

Supplemental information and non-cash activities:
Purchases of investments	$(296,231)
Cash paid during the period for interest	$1,796
Financing costs paid through expense support	$373
Issuance of Class I common shares, net	$263,500
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Banking, Finance, Insurance, Real Estate
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(4) (6) (7) (11)	First Lien Term Loan	L+ 5.75%	9.50%	10/14/2028	$6,000	$(58)	$(56)	—%
Total Banking, Finance, Insurance, Real Estate							(58)	(56)	—%

Beverage, Food & Tobacco
Cold Spring Brewing Company	(4) (6)	First Lien Term Loan	S+ 4.75%	7.79%	12/19/2025	6,830	6,830	6,749	2.6%
Fortune International, LLC	(4) (6)	First Lien Term Loan	L+ 5.00%	8.75%	1/17/2026	6,965	6,905	6,810	2.6%
Mr. Greens	(4)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	1/26/2026	10,102	9,735	10,101	3.9%
Nonni's Foods, LLC	(4) (6)	First Lien Term Loan	L+ 5.00%	8.14%	12/1/2023	6,982	6,975	6,932	2.6%
SW Ingredients Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2026	10,051	10,051	9,650	3.7%
Total Beverage, Food & Tobacco							40,496	40,242	15.4%

Capital Equipment
GenServe LLC	(4) (6) (7)	First Lien Term Loan	L+ 5.25%	9.00%	4/12/2024	6,965	6,899	6,943	2.6%
Total Capital Equipment							6,899	6,943	2.6%

Chemicals, Plastics, & Rubber
Spartech	(4) (6) (7)	First Lien Term Loan	L+ 4.75%	8.50%	5/6/2028	3,980	3,980	3,921	1.5%
SupplyOne, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	2/1/2025	10,037	10,037	10,037	3.8%
Total Chemicals, Plastics, & Rubber							14,017	13,958	5.3%

Construction & Building
Hyphen Solutions, LLC	(4) (6) (7)	First Lien Term Loan	L+ 5.50%	8.64%	10/27/2026	6,965	6,913	6,819	2.6%
SPI LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	8.59%	12/21/2027	6,965	6,869	6,807	2.6%
Total Construction & Building							13,782	13,626	5.2%

Consumer Goods: Durable
Freedom U.S. Acquisition Corporation	(4) (6)	First Lien Term Loan	L+ 4.50%	8.25%	11/10/2023	7,000	7,000	6,964	2.7%
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7)	First Lien Term Loan	L+ 5.00%	8.75%	10/31/2024	6,964	6,855	6,787	2.6%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S+ 5.00%	8.59%	9/7/2028	2,050	2,030	2,030	0.8%
Total Consumer Goods: Durable							15,885	15,781	6.1%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	9.09%	1/14/2026	6,964	6,939	6,914	2.6%
Elevation Labs	(4) (6)	First Lien Term Loan	S+ 5.25%	8.84%	6/30/2028	1,319	1,306	1,304	0.5%
Elevation Labs (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.25%	8.84%	6/30/2028	599	(3)	(7)	—%
Image International Intermediate Holdco II, LLC	(4) (6) (7)	First Lien Term Loan	L+ 5.50%	8.64%	7/10/2024	6,992	6,932	6,861	2.6%
Revision Buyer LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,050	9,858	9,969	3.8%
Ultima Health Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50%(PIK)	3/12/2029	1,300	1,274	1,274	0.5%
Total Consumer Goods: Non-Durable							26,306	26,315	10.0%

Containers, Packaging & Glass
New ILC Dover, Inc.	(4) (6) (7)	First Lien Term Loan	L+ 5.00%	8.75%	1/31/2026	6,964	6,953	6,964	2.7%
Oliver Packaging	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00%(PIK)	1/6/2029	1,329	1,303	1,303	0.5%
PG Buyer, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,061	8,061	8,001	3.1%
Total Containers, Packaging & Glass							16,317	16,268	6.3%

Energy: Oil & Gas
AmSpec Group, Inc.	(4) (6) (7)	First Lien Term Loan	L+ 5.75%	9.50%	7/2/2024	6,964	6,964	6,957	2.7%
Dresser Utility Solutions, LLC	(4) (6)	First Lien Term Loan	L+ 5.25%	8.39%	10/1/2025	3,482	3,482	3,482	1.3%
Dresser Utility Solutions, LLC (Incremental)	(4) (6)	First Lien Term Loan	L+ 4.25%	7.39%	10/1/2025	3,482	3,435	3,406	1.3%
Marco APE Opco Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 0.75% (PIK)	9/2/2026	8,039	7,486	7,230	2.8%
Total Energy: Oil & Gas							21,367	21,075	8.1%

Environmental Industries
North Haven Stack Buyer, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	8.54%	7/16/2027	6,965	6,935	6,751	2.6%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(4) (6)	First Lien Term Loan	S+ 5.25%	8.29%	8/31/2028	824	816	816	0.3%
Total Environmental Industries							7,751	7,567	2.9%

Healthcare & Pharmaceuticals
Celerion, Inc.	(4)	Subordinated Debt	N/A	10.75%	11/3/2024	10,000	10,086	10,200	3.9%
Heartland Veterinary Partners LLC (Incremental)	(4)	Subordinated Debt	S+ 7.50%	11.09%	12/10/2027	1,000	980	981	0.4%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(4) (11)	Subordinated Debt	S+ 7.50%	11.09%	12/10/2027	5,000	—	(97)	—%
New You Bariatric Group, LLC	(4) (6)	First Lien Term Loan	L+ 5.25%	8.39%	8/26/2024	6,964	6,964	6,945	2.6%
Southern Veterinary Partners, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	8.54%	10/5/2027	3,092	3,032	3,025	1.2%
US Radiology Specialists, Inc.	(4) (6) (7)	First Lien Term Loan	L+ 5.25%	9.00%	12/15/2027	1,887	1,799	1,670	0.6%
Wellspring Pharmaceutical	(4) (6)	First Lien Term Loan	S+ 5.75%	8.79%	8/22/2028	4,105	4,024	4,025	1.5%
Wellspring Pharmaceutical (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	8.79%	8/22/2028	1,895	(14)	(37)	—%
W2O Holdings, LLC	(4) (6)	First Lien Term Loan	L+ 4.75%	8.98%	6/12/2025	6,965	6,965	6,907	2.6%
Total Healthcare & Pharmaceuticals							33,836	33,619	12.8%

High Tech Industries
Infobase Acquisition, Inc.	(4) (6)	First Lien Term Loan	S+ 5.50%	9.09%	6/14/2028	740	733	730	0.3%
Infobase Acquisition, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.50%	9.09%	6/14/2028	122	—	(2)	—%
ITSavvy LLC	(4) (6)	First Lien Term Loan	S+ 5.50%	9.49%	8/8/2028	1,798	1,780	1,781	0.7%
ITSavvy LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.50%	9.09%	8/8/2028	480	(5)	(5)	—%
Specialist Resources Global Inc.	(4) (6)	First Lien Term Loan	L+ 4.50%	7.64%	9/23/2025	6,965	6,965	6,906	2.6%
Total High Tech Industries							9,473	9,410	3.6%

Media: Advertising, Printing & Publishing
Viking Target, LLC	(4) (6)	First Lien Term Loan	L+ 5.25%	8.75%	8/9/2024	6,963	6,920	6,939	2.6%
Total Media: Advertising, Printing & Publishing							6,920	6,939	2.6%

Services: Business
Brown & Joseph, LLC	(4) (6)	First Lien Term Loan	L+ 5.75%	8.89%	6/20/2024	6,963	6,911	6,831	2.6%
CrossCountry Consulting	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	9.34%	6/1/2029	1,397	1,370	1,342	0.5%
CrossCountry Consulting (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 5.75%	9.34%	6/1/2029	560	(5)	(22)	—%
CV Intermediate Holdco Corp.	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,841	9,432	3.6%
Evergreen Services Group	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	9.59%	6/15/2029	4,078	3,998	3,988	1.5%
Evergreen Services Group (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	9.59%	6/15/2029	970	(9)	(21)	—%
Kofile, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.75% (PIK)	7/29/2026	10,069	10,069	10,069	3.8%
Phaidon International	(4) (6) (10)	First Lien Term Loan	S+ 5.50%	8.54%	8/22/2029	7,000	6,930	6,932	2.6%
Red Dawn SEI Buyer, Inc.	(4)	Subordinated Debt	L+ 8.25%	11.39%	11/22/2026	6,650	6,650	6,620	2.5%
Red Dawn SEI Buyer, Inc. (Incremental)	(4)	Subordinated Debt	L+ 8.50%	12.73%	11/22/2026	3,350	3,350	3,350	1.3%
Trilon	(4) (6)	First Lien Term Loan	S+ 5.75%	8.79%	5/27/2029	3,000	2,970	2,942	1.1%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Trilon (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	8.79%	5/27/2029	3,000	1,230	1,172	0.5%
Total Services: Business							53,305	52,635	20.0%

Services: Consumer
A Place for Mom, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 4.50%	8.09%	2/10/2026	6,957	6,957	6,924	2.6%
ADPD Holdings, LLC (a/k/a NearU)	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	9.59%	8/16/2028	4,848	4,806	4,802	1.8%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	9.59%	8/16/2028	1,000	—	(10)	—%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	9.59%	8/16/2028	150	—	(1)	—%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	9.59%	8/16/2028	1,000	—	(10)	—%
Apex Services Partners, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	9.09%	7/31/2025	3,000	2,971	2,971	1.1%
Apex Services Partners, LLC (Delayed Draw) (Incremental)	(4) (6) (7) (11)	First Lien Term Loan	S+ 5.50%	9.09%	7/31/2025	3,000	(15)	(29)	—%
Excel Fitness Holdings, Inc.	(4) (6)	First Lien Term Loan	S+ 5.25%	8.84%	4/27/2029	6,000	5,934	5,689	2.2%
Total Services: Consumer							20,653	20,336	7.7%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(4) (6)	First Lien Term Loan	S+6.50%	10.09%	7/18/2028	744	729	729	0.3%
Total Sovereign & Public Finance							729	729	0.3%

Telecommunications
Arise Holdings Inc.	(4) (6)	First Lien Term Loan	L+ 4.25%	8.48%	12/9/2025	6,964	6,907	6,832	2.6%
Total Telecommunications							6,907	6,832	2.6%

Wholesale
AMC Buyer, LLC	(4) (6)	First Lien Term Loan	S+ 4.75%	8.34%	11/2/2024	6,965	6,934	6,905	2.6%
CDI AcquisitionCo, Inc.	(4) (6)	First Lien Term Loan	S+ 4.75%	8.74%	12/24/2024	6,910	6,881	6,841	2.6%
New Era Technology, Inc	(4) (6) (7)	First Lien Term Loan	L+ 6.25%	10.00%	10/31/2026	6,965	6,936	6,719	2.6%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	L+ 5.75%	9.50%	9/9/2023	6,963	6,951	6,884	2.6%
Total Wholesale							27,702	27,349	10.4%

Total Debt Investments							322,287	319,568	121.9%

Equity Investments

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Beverage, Food & Tobacco
Mr. Greens	(4) (8) (9)	Limited Partnership Interests	N/A	—%	N/A	1	101	210	0.1%
Spice World	(4) (8) (9)	LLC Common Units	N/A	—%	N/A	1	126	105	—%
Total Beverage, Food & Tobacco							227	315	0.1%

Chemicals, Plastics & Rubber
Supply One	(4) (8) (9)	LLC Common Units	N/A	—%	N/A	1	504	919	0.4%
Total Chemicals, Plastics & Rubber							504	919	0.4%

Construction & Building
Trench Plate Rental Co.	(4) (8) (9)	Common Equity	N/A	—%	N/A	1	127	97	—%
Total Chemicals, Plastics & Rubber							127	97	—%

Consumer Goods: Non-Durable
RVGD Aggregator LP (Revision Skincare)	(4) (8) (9)	Limited Partnership Interests	N/A	—%	N/A	—	98	114	—%
Ultima Health Holdings, LLC	(4) (8) (9)	Preferred Units	N/A	—%	N/A	—	130	130	0.1%
Total Consumer Goods: Non-Durable							228	244	0.1%

Containers, Packaging & Glass
Oliver Packaging	(4) (8) (9)	Class A Common Units	N/A	—%	N/A	6	610	610	0.2%
PG Aggregator, LLC	(4) (8) (9)	LLC Units	N/A	—%	N/A	—	109	122	0.1%
Total Containers, Packaging & Glass							719	732	0.3%

High Tech Industries
ITSavvy LLC	(4) (8) (9)	Class A Common Units	N/A	—%	N/A	—	119	119	0.1%
Total High Tech Industries							119	119	0.1%

Services: Business
CV Holdco, LLC	(4) (8) (9)	Class A Common Units	N/A	—%	N/A	1	102	69	—%
Kofile, Inc.	(4) (8) (9)	Class A-2 Common Units	N/A	—%	N/A	—	108	96	—%
Total Services: Business							210	165	—%

Services: Consumer

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

ADPD Holdings, LLC (a/k/a NearU)	(4) (8) (9)	Limited Partnership Interests	N/A	—%	N/A	1	142	142	0.1%
Total Services: Business							142	142	0.1%

Sovereign & Public Finance
LMI Renaissance	(4) (8) (9) (11)	Limited Partnership Interests	N/A	—%	N/A	107	107	107	—%
Total Sovereign & Public Finance							107	107	—%

Total Equity Investments							2,383	2,840	1.1%

Total Investments							$324,670	$322,408	123.0%
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
(2)Unless otherwise indicated, issuers of debt and equity held by the Fund are domiciled in the United States.
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at September 30, 2022. As of September 30, 2022, effective rates for 1M L, 3M L and 6M L are 3.14%, 3.75% and 4.23%, respectively. As of September 30, 2022, effective rates for 1M S, 3M S and 6M S are 3.04%, 3.59% and 3.99%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to a LIBOR or SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $262,221 as of September 30, 2022.
(6)Denotes that all or a portion of the assets are owned by SPV I (as defined in the Notes). SPV I entered into a senior secured revolving credit facility (the “SPV I Financing Facility”) on April 19, 2022. The lenders of the SPV I Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Fund. See Note 5 “Secured Borrowings”.
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2022, the Fund held thirteen restricted securities with an aggregate fair value of $2,840, or 1.1% of the Fund’s net assets. The acquisition dates of these securities were as follows: CV Holdco, LLC - March 31, 2022, Kofile, Inc. - March 31, 2022, Mr. Greens - March 31, 2022, PG Aggregator, LLC - March 31, 2022, RVGD Aggregator LP (Revision Skincare) - March 31, 2022. Spice World - March 31, 2022, Supply One - March 31, 2022, Trench Plate Rental Co. - March 31, 2022, LMI Renaissance - June 30, 2022, Oliver Packaging - July 6, 2022, ITSavvy LLC- August 8, 2022, ADPD Holdings, LLC (a/k/a NearU) - August 11, 2022 and Ultima Health Holdings, LLC - September 12, 2022.
(9)Equity investments are non-income producing securities unless otherwise noted.
(10)This portfolio company is not domiciled in the United States. The principal place of business for Phaidon International is United Kingdom.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 6 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
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
On April 1, 2022, NCPIF Equity Holdings LLC (“Equity Holdings”), a Delaware limited liability company, was formed. Equity Holdings is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. As of September 30, 2022, Equity Holdings has not commenced operations.
The Fund intends to offer on a continuous basis up to $2.5 billion of common shares of beneficial interest (“Common Shares”). On May 17, 2022, the Securities and Exchange Commission (the “SEC”) granted an exemptive order permitting the Fund to offer multiple classes of common shares and to impose varying sales loads, asset-based service and/or distribution fees and early withdrawal fees. The Fund intends to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. None of the share classes being offered will have early withdrawal fees. The purchase price per share for each class of Common Shares will equal our net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. Nuveen Securities, LLC (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. As of September 30, 2022, only Class I shares were issued and outstanding.

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
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2022, the Fund did not hold any restricted cash or cash equivalents.

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
c.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Board of Trustees to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Fund will provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis), including a review of management’s preliminary valuation and recommendation of fair value;

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
d.the audit committee of the Board of Trustees (the "Audit Committee") reviews the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firms, and recommends those values to the Board of Trustees; and
e.the Board of Trustees discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the applicable investment team or the respective independent valuation firms and, where appropriate, the Audit Committee.
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
When determining NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser updates the value of securities with “readily available market quotations” (as defined in Rule 2a-5 under the 1940 Act) to the most recent market quotation. For securities without readily available market quotations, the Adviser generally values such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment.
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
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Fund accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Adviser will place the loan on non-accrual status and the Fund will cease recognizing interest income on that loan until all principal and interest is current through payment, or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2022, there were no loans in the Fund's portfolio on non-accrual status.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2022, the fair value of the loans in the portfolio with PIK income provisions was $67,634, which represents approximately 20.98% of total investments at fair value. For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) to September 30, 2022, the Fund earned PIK income of $211 and $450, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) to September 30, 2022, the Fund did not earn any dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) to September 30, 2022, the Fund earned other income of $446 and $446, respectively, primarily related to prepayment and amendment fees.
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
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three months ended September 30, 2022, offering costs of $225 were incurred, of which $78 were amortized and recognized as offering costs on the consolidated statements of operations. For the period from February 8, 2022 (inception) to September 30, 2022, offering costs of $375 were incurred, of which $118 were amortized and recognized as offering costs on the consolidated statements of operations.
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
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Fund has agreements that have LIBOR as a reference rate with certain portfolio companies. Many of these agreements include an alternative successor rate language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Fund intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Fund plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Fund did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period ended September 30, 2022. The Fund continues to evaluate the impact that the amendments in this update will have on the Fund’s consolidated financial statements and disclosures when applied.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
SEC Disclosure Update and Simplification

In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. As of the date of this filing, the Board has not designated either of the Adviser or the Sub-Adviser to perform fair value determinations. The Fund has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of September 30, 2022, according to the fair value hierarchy:

As of September 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$221,448	$221,448
Subordinated Debt (1)	—	—	98,120	98,120
Equity Investments	—	—	2,840	2,840
Total	$—	$—	$322,408	$322,408
_______________
(1)Subordinated Debt is further comprised of Second Lien Term Loans and/or Second Lien Notes of $37,716 and Mezzanine Debt of $60,404.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) through September 30, 2022:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2022	$197,343	$94,727	$1,725	$293,795
Purchase of investments	25,868	3,556	1,002	30,426
Proceeds from principal repayments and sales of investments	(1,102)	—	—	(1,102)
Payment-in-kind interest	—	409	—	409
Amortization of premium/accretion of discount, net	82	52	—	134
Net realized gain (loss) on investments	3	—	—	3
Net change in unrealized appreciation (depreciation) on investments	(746)	(624)	113	(1,257)
Balance as of September 30, 2022	$221,448	$98,120	$2,840	$322,408

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2022	$(746)	$(624)	$113	$(1,257)

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of February 8, 2022 (inception)	$—	$—	$—	$—
Purchase of investments	231,983	117,526	2,383	351,892
Proceeds from principal repayments and sales of investments	(8,692)	(19,000)	—	(27,692)
Payment-in-kind interest	—	409	—	409
Amortization of premium/accretion of discount, net	198	127	—	325
Net realized gain (loss) on investments	17	(281)	—	(264)
Net change in unrealized appreciation (depreciation) on investments	(2,058)	(661)	457	(2,262)
Balance as of September 30, 2022	$221,448	$98,120	$2,840	$322,408

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2022	$(2,058)	$(661)	$457	$(2,262)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) through September 30, 2022, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2022 were as follows:

Investment Type	Fair Value at September 30, 2022	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$195,840	Yield Method	Implied Discount Rate	8.7%	12.1%	10.2%
First Lien Term Loans	25,608	Recent Transaction	Transaction Price	88.5	99.1	98.2
Subordinated Debt	94,659	Yield Method	Implied Discount Rate	8.6%	16.5%	12.7%
Subordinated Debt	3,461	Recent Transaction	Transaction Price	98.0	98.1	98.0
Equity Investments	1,732	Enterprise Value	EBITDA Multiple	9.00x	14.25x	10.12x
Total	$321,300
Equity investments in the amount of $1,108 at September 30, 2022 have been excluded from the table above as the investments are valued using recent transaction price.
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
4. RELATED PARTY TRANSACTIONS
Advisory Agreement
On March 31, 2022, the Fund entered into the Investment Advisory Agreement with the Adviser (the “Advisory Agreement”). The Board of Trustees, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), has approved the Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by, the 1940 Act. On August 3, 2022, the Board of Trustees, including all of the Independent Trustees, approved Amendment No. 1 to the Advisory Agreement (the “Advisory Agreement Amendment”). The Advisory Agreement Amendment was entered into solely to extend the notice requirement for the Adviser to terminate the Advisory Agreement from 60 days to 120 days.
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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) to September 30, 2022, the Fund did not incur any incentive fee based on capital gains.

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
On August 3, 2022, the Board, including all of the Independent Trustees, approved Amendment No. 1 to the Sub-Advisory Agreement (the “Sub-Advisory Agreement Amendment”). The Sub-Advisory Agreement Amendment was entered into solely to extend the notice requirement applicable to both the Adviser and the Sub-Adviser to terminate the Sub-Advisory Agreement from 60 days to 120 days.
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
For the three months ended September 30, 2022, the Fund incurred $74 in fees under the Sub-Administrative Agreement, which were included in administration fees expense in the consolidated statements of operations. For the period from February 8, 2022 (inception) through September 30, 2022, the Fund incurred $149 in fees under the Sub-Administrative Agreement, which were included in administration fees expense in the consolidated statements of operations. As of September 30, 2022, $149 was unpaid and included in accounts payable and other expenses in the consolidated statement of assets and liabilities.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
September 30, 2022	379	—	379	September 30, 2025
Total	$2,039	$—	$2,039
Board of Trustees’ Fees
The Board consists of seven members, four of whom are Independent Trustees. On March 30, 2022, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) to September 30, 2022, the Fund incurred $128 and $257, respectively, in fees which are included in Board of Trustees’ fees in the consolidated statements of operations. As of September 30, 2022, $128 were unpaid and is included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Promissory Note
On March 31, 2022, the Fund entered into the Note with TIAA as the lender. The Note is issued under the purchase and sales agreement, dated as of March 31, 2022, by and among the Fund, SPV I and TIAA in connection with the contribution of portfolio investments by TIAA to the Fund (as discussed further in Note 7). The principal amount of the Note equals (i) the fair value of portfolio investments contributed as of March 31, 2022, minus (ii) $263,500. The Note was due to mature on March 30, 2023, with an interest rate of 4% per annum on the unpaid principal amount, compounded quarterly.
On June 3, 2022, the Fund fully repaid the balance on the Note which was comprised of $32,731 and $226 of principal and interest, respectively.
5. SECURED BORROWINGS
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 309.8% as of September 30, 2022.
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
Subsequent to quarter ended September 30, 2022, on October 4, 2022, SPV I entered into Amendment No. 1 to the SPV I Credit Facility Agreement. See Note 9 for more information.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Borrowings under the SPV I Credit Facility Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. As of September 30, 2022, the SPV I Credit Facility bore interest at a rate of SOFR, reset daily plus 2.00% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the SPV I Credit Facility Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the fifth anniversary of the effective date of April 19, 2022, or April 19, 2027 or (ii) upon certain other events in connection with a refinancing under the SPV I Credit Facility Agreement. Borrowing under the SPV I Credit Facility Agreement is subject to certain restrictions contained in the 1940 Act.
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
The fair value of the SPV I Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2022, approximates their carrying values. The borrowing consisted of the following as of September 30, 2022:

	September 30, 2022
	SPV I Credit Facility	Total
Total Commitment	$200,000	$200,000
Borrowings Outstanding (1)	125,000	125,000
Unused Portion (2)	75,000	75,000
Amount Available (3)	57,455	57,455
_______________
(1)Borrowings outstanding on the consolidated statement of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) to September 30, 2022, the components of interest expense and debt financing expenses were as follows:

Three Months Ended September 30, 2022
Borrowing interest expense	$1,189
Unused fees	117
Amortization of deferred financing costs (1)	19
Total interest and debt financing expenses	$1,325
Average interest rate (2)	4.7%
Average daily borrowings	$110,788
_______________
(1)For the three months ended September 30, 2022, $373 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes interest expense and unused fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)

Period from February 8, 2022 (inception) to September 30, 2022
Borrowing interest expense	$1,654
Unused fees	203
Amortization of deferred financing costs (1)	35
Total interest and debt financing expenses	$1,892
Average interest rate (2)	4.0%
Average daily borrowings	$102,442
_______________
(1)For the period from February 8, 2022 (inception) to September 30, 2022, $373 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes interest expense and unused fees.
6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2022 for any such exposure.
As of September 30, 2022, the Fund had the following unfunded commitments to fund delayed draw loans and an equity investment:

Portfolio Company	September 30, 2022
ADPD Holdings, LLC	$2,149
Apex Services Partners, LLC	3,000
CrossCountry Consulting	560
Elevation Labs	599
Evergreen Services Group, LLC	970
Heartland Veterinary Partners, LLC	5,000
Infobase Acquisition, Inc.	122
ITSavvy, LLC	480
LMI Renaissance	2
Patriot Growth Insurance Service	6,000
Trilon	1,770
Wellspring Pharmaceutical	1,895
Total unfunded commitments	$22,547

The Fund believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of September 30, 2022, the Fund had cash of $70,178 and unused portion under the SPV I Credit Facility of $75,000.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Distribution
The following table summarizes the Fund’s dividend declared for the period from February 8, 2022 (inception) through September 30, 2022.

			Class I
Declaration Date	Record Date	Payment Date	Dividend per Share	Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.87 (1)	$9,170
_______________
(1)Represents monthly dividend of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly dividend of $0.15 per share for each of July 2022, August 2022 and September 2022.
Distribution Reinvestment Plan
The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash dividends declared by the Board of Trustees on behalf of its shareholders who do not elect to receive their dividends in cash, except for shareholders in certain states. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
As of September 30, 2022, no shares were issued pursuant to the distribution reinvestment plan.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the period from February 8, 2022 (inception) through September 30, 2022:

Period from February 8, 2022 (inception) through September 30, 2022
Class I
Per share data:
Net asset value at February 8, 2022	$—
Net investment income (loss)	0.99
Net realized gains (losses) (1)	(0.02)
Net change in unrealized appreciation (depreciation) (1)	(0.22)
Net increase (decrease) in net assets resulting from operations	0.75
Stockholder distributions from income (2)	(0.87)
Issuance of common shares	25.00
Net asset value at end of period	$24.88

Supplemental Data:
Net assets at end of period	$262,221
Shares outstanding at end of period (1)	10,540,040
Total return	2.93%

Ratio to average net assets:
Ratio of net expenses to average net assets (3) (4)	1.82%
Ratio of net investment income (loss) to average net assets (3)	6.17%
Portfolio turnover rate (5)	9.10%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)Ratios are annualized except for expense support amounts relating to organizational costs and interest expense on the Note. The ratio of total expenses to average net assets was 2.43% for the Period from February 8, 2022 (Inception) through September 30, 2022, on an annualized basis, excluding the effect of expense support which represented (0.61)% of average net assets. Average net assets is calculated utilizing quarterly net assets.
(4)The ratio of interest and debt financing expenses to average net assets for the Period from February 8, 2022 (Inception) through September 30, 2022 was 1.11%. Average net assets is calculated utilizing quarterly net assets.
(5)Portfolio turnover rate is calculated using the lesser of inception-to-date sales or inception-to-date purchases over the average of the invested assets at fair value for the periods reported.
9. SUBSEQUENT EVENTS
The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2022, except as discussed below.
On October 4, 2022, SPV I entered into Amendment No. 1 to the SPV I Credit Facility Agreement (the “Amendment”). The Amendment, among other things, increased the maximum amount available under the SPV I Credit Facility from $200,000 to $250,000 and increased the rate to be paid from Daily SOFR plus 2.00% to Daily SOFR plus 2.15% with a “step up” on the one year anniversary of the Closing Date (as defined in the Amendment) increasing from Daily SOFR plus 2.15% to Daily SOFR plus 2.40%.
On October 31, 2022, the Board declared a distribution of $0.18 per Class I share to the Class I common shareholder of record as of October 31, 2022, payable on November 28, 2022.

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
Overview
We were formed on February 8, 2022 as a Delaware statutory trust. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by Churchill Asset Management LLC (the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
NCPIF SPV I LLC (“SPV I”) is a Delaware limited liability company formed on February 25, 2022. SPV I is a wholly owned subsidiary of the Fund and is consolidated in our financial statements commencing from the date of its formation.
NCPIF Equity Holdings LLC (“Equity Holdings”) is a Delaware limited liability company formed on April 1, 2022, and is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. As of September 30, 2022, Equity Holdings has not commenced operations.
On March 31, 2022, prior to our BDC election, Teachers Insurance and Annuity Association of America (“TIAA”) contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into the Note (as described below) and issued Class I shares to TIAA.
Under our Investment Advisory Agreement with the Adviser (the “Advisory Agreement”), we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. The Adviser has engaged its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or “Sub-Adviser”), acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below) pursuant to a sub-advisory agreement between the Adviser and Nuveen Asset Management (the “Sub-Advisory Agreement”). Under the administration agreement (the “Administration Agreement”) with Nuveen Churchill Administration LLC, as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and his staff. The Adviser, Nuveen Asset Management, and the Administrator are all affiliates and subsidiaries of Nuveen, a wholly owned subsidiary of TIAA.
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
Our portfolio and investment activity for the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) through September 30, 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended September 30, 2022	Period from February 8, 2022 (inception) through September 30, 2022
Investments:
Total investments, beginning of period	$294,800	$—
Purchase of investments	30,426	351,892
Proceeds from principal repayments and sales of investments	(1,102)	(27,692)
Payment-in-kind interest	409	409
Amortization of premium/accretion of discount, net	134	325
Net realized gain (loss) on investments	3	(264)
Total investments, end of period	$324,670	$324,670

Portfolio companies at beginning of period	46	—
Number of new portfolio companies funded	11	59
Number of portfolio companies sold or repaid	—	(2)
Portfolio companies at end of period	57	57
As of September 30, 2022, our portfolio companies had a weighted average annual EBITDA of $55 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with third-party valuation firms and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
As of September 30, 2022, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2022
	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$223,506	$221,448	68.69%
Subordinated Debt (1)	98,781	98,120	30.43%
Equity Investments	2,383	2,840	0.88%
Total	$324,670	$322,408	100.00%
Largest portfolio company investment	$10,541	$10,956	3.40%
Average portfolio company investment	$5,696	$5,656	1.75%
_______________
(1)Subordinated Debt is further comprised of Second Lien Term Loans and/or Second Lien Notes of $37,716 and Mezzanine Debt of $60,404.

The industry composition of our portfolio as a percentage of fair value as of September 30, 2022 was as follows:

September 30, 2022
Industry
Banking, Finance, Insurance, Real Estate (1)	—%
Beverage, Food & Tobacco	12.6%
Capital Equipment	2.1%
Chemicals, Plastics, & Rubber	4.6%
Construction & Building	4.3%
Consumer Goods: Durable	4.9%
Consumer Goods: Non-Durable	8.2%
Containers, Packaging & Glass	5.2%
Energy: Oil & Gas	6.5%
Environmental Industries	2.3%
Healthcare & Pharmaceuticals	10.4%
High Tech Industries	3.0%
Media: Advertising, Printing & Publishing	2.2%
Services: Business	16.4%
Services: Consumer	6.4%
Sovereign & Public Finance	0.3%
Telecommunications	2.1%
Wholesale	8.5%
Total	100.0%
_______________
(1)Fair value is less than 0.1% of total investments
The weighted average yields of our investments as of September 30, 2022 was as follows:

September 30, 2022
Weighted average yield on debt and income producing investments, at cost	9.88%
Weighted average yield on debt and income producing investments, at fair value	9.96%
Percentage of debt investments bearing a floating rate	72.69%
Percentage of debt investments bearing a fixed rate	27.31%
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The past strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, we have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations). There have been headwinds in the financing and merger and acquisitions markets resulting from the foregoing factors. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect such market volatility may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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
The Sub-Adviser regularly monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews. Based on a generally uncertain economic outlook in the United States (which includes a possible recession), we have increased oversight and analysis of credits in any vulnerable industries in an attempt to improve loan performance and reduce credit risk.
The following table shows the investment ratings of the investments in our portfolio as of September 30, 2022 (dollar amounts in thousands):

	September 30, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—
2	—	—	—
3	23,410	7.3	3
4	291,768	90.5	53
5	7,230	2.2	1
6	—	—	—
7	—	—	—
8	—	—	—
9	—	—	—
10	—	—	—
Total	$322,408	100.0%	57
As of September 30, 2022, the weighted average Internal Risk Rating of our investment portfolio was 3.9.
Results of Operations
We commenced investment activities on March 31, 2022 and therefore do not have prior periods with which to compare our operating results for the period from February 8, 2022 (inception) through September 30, 2022. Operating results for the three months ended September 30, 2022 and the period from February 8, 2022 (inception) through September 30, 2022 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30, 2022	Period from February 8, 2022 (inception) to September 30, 2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$6,555	$12,692
Payment-in-kind interest income	211	450
Other income	446	446
Total investment income	7,212	13,588

Expenses:
Organizational expenses	$148	$1,081
Interest and debt financing expenses	1,325	1,892
Interest expense on Note	—	226
Professional fees	291	742
Board of Trustees’ fees	128	257
Administration fees	74	149
Other general and administrative expenses	71	129
Offering costs	78	118
Total expenses before expense support	2,115	4,594
Expense support	(245)	(1,422)
Net expenses after expense support	1,870	3,172
Net investment income (loss)	5,342	10,416
Realized and unrealized gain (loss) on investments:
Net realized gains (losses)	3	(264)
Net change in unrealized gains (losses)	(1,257)	(2,262)
Total net realized and change in unrealized gains (losses)	(1,254)	(2,526)
Net increase (decrease) in net assets resulting from operations	$4,088	$7,890
Net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
On March 31, 2022, prior to the Fund’s election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I. The Fund accrued investment income on this portfolio beginning April 1, 2022. For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) through September 30, 2022, investment income was $7.2 million and $13.6 million. We expect our portfolio to continue to grow as we raise capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as LIBOR or SOFR, may continue to affect our investment income over the long term.
Expenses
Total expenses before expense support for the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) through September 30, 2022 were $2.1 million and $4.6 million, respectively, consisting primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Fund, and interest and debt financing expenses incurred in connection with the Note and the SPV I Credit Facility, as well as professional fees. We anticipate formation costs to decrease in relation to our income as we continue to ramp up our portfolio and more time elapses from the date of inception.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment and/or sales activities, we had a net realized gain of $3 thousand and a net realized loss of $(0.3) million, respectively, for the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) through September 30, 2022.
We recorded a net change in unrealized depreciation of $(1.3) million and $(2.3) million, respectively, for the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) through September 30, 2022, which reflects the net change in fair value of our investment portfolio relative to its cost basis over the period.
The total net loss for the three months ended September 30, 2022 and for the period February 8, 2022 (inception) through September 30, 2022, was primarily related to the economic uncertainty relating to both macroeconomic and geopolitical factors in the financial markets that, in turn, negatively impacted the valuation of our portfolio investments primarily through the widening of credit spreads.
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
Our primary uses of cash will be for (i) investments in portfolio companies in accordance with investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings under our SPV I Credit Facility or other financing arrangements, and (iv) cash distributions to the holders of our shares. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances.
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

Distribution
The following table summarizes the Fund’s dividend declared for the period from February 8, 2022 (inception) through September 30, 2022.

			Class I
Declaration Date	Record Date	Payment Date	Dividend per Share	Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.87 (1)	$9,170
_______________
(1)Represents monthly dividend of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly dividend of $0.15 per share for each of July 2022, August 2022 and September 2022.
Distribution Reinvestment Plan
The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash dividends declared by the Board of Trustees on behalf of its shareholders who do not elect to receive their dividends in cash, except for shareholders in certain states. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
As of September 30, 2022, no shares were issued pursuant to the distribution reinvestment plan.
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
For the period from February 8, 2022 (inception) through September 30, 2022, no shares were repurchased.
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
SPV I Credit Facility
In accordance with the 1940 Act, the Fund is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 309.8% as of September 30, 2022.
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
Subsequent to quarter ended September 30, 2022, on October 4, 2022, SPV I entered into Amendment No. 1 to the SPV I Credit Facility Agreement. See Recent Developments for more information.
Borrowings under the SPV I Credit Facility Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. As of September 30, 2022, the SPV I Credit Facility bore interest at a rate of SOFR, reset daily plus 2.00% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the SPV I Credit Facility Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the fifth anniversary of the effective date of April 19, 2022, or April 19, 2027 or (ii) upon certain other events in connection with a refinancing under the SPV I Credit Facility Agreement. Borrowing under the SPV I Credit Facility Agreement is subject to certain restrictions contained in the 1940 Act.
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
The fair value of the SPV I Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2022, approximates their carrying values. The following table presents outstanding borrowing as of September 30, 2022:

	September 30, 2022
	SPV I Credit Facility	Total
Total Commitment	$200,000	$200,000
Borrowings Outstanding (1)	125,000	125,000
Unused Portion (2)	75,000	75,000
Amount Available (3)	57,455	57,455
_______________
(1)Borrowings outstanding on the consolidated statements of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) to September 30, 2022, the components of interest expense and debt financing expenses were as follows:

Three Months Ended September 30, 2022
Borrowing interest expense	$1,189
Unused fees	117
Amortization of deferred financing costs (1)	19
Total interest and debt financing expenses	$1,325
Average interest rate (2)	4.7%
Average daily borrowings	$110,788
_______________
(1)For the three months ended September 30, 2022, $373 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes interest expense and unused fees.

Period from February 8, 2022 (inception) to September 30, 2022
Borrowing interest expense	$1,654
Unused fees	203
Amortization of deferred financing costs (1)	35
Total interest and debt financing expenses	$1,892
Average interest rate (2)	4.0%
Average daily borrowings	$102,442
_______________
(1)For the period from February 8, 2022 (inception) to September 30, 2022, $373 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), BDCs were permitted, subject to the satisfaction of certain conditions, to co-invest in existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the BDC. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on October 14, 2022, the SEC granted an exemptive order to permit the Fund to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company, subject to certain conditions.
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

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
September 30, 2022	379	—	379	September 30, 2025
Total	$2,039	$—	$2,039
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2022. We may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed in “Risk Factors” in our prospectus, dated July 21, 2022, relating to our offering of our Common Shares.
Valuation of Portfolio investments
Consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.
Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board of Trustees is ultimately and solely responsible for determining the fair value of our portfolio investments in good faith, including investments that are not publicly traded, those whose market prices are not “readily available” (as defined in Rule 2a-5 under the 1940 Act) and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis.
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

With respect to investments for which market quotations are not readily available, we or an independent third-party valuation firm engaged by the Board of Trustees, will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.
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
Revenue Recognition
Our revenue recognition policies are as follows:
Net realized gains (losses) on investments: Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method
Investment Income: Interest income, including amortization of premium and accretion of discount on loans are recorded on the accrual basis. We accrue interest income based on the effective yield if we expect that, ultimately, we will be able to collect such income. We may have loans in our portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.
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
Recent Developments
On October 4, 2022, SPV I entered into Amendment No. 1 to the SPV I Credit Facility Agreement (the “Amendment”). The Amendment, among other things, increased the maximum amount available under the SPV I Credit Facility from $200 million to $250 million and increased the rate to be paid from Daily SOFR plus 2.00% to Daily SOFR plus 2.15% with a “step up” on the one year anniversary of the Closing Date (as defined in the Amendment) increasing from Daily SOFR plus 2.15% to Daily SOFR plus 2.40%.
On October 31, 2022, the Board declared a distribution of $0.18 per Class I share to the Class I shareholder of record as of October 31, 2022, payable on November 28, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Trustees, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Trustees, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by fluctuations in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such LIBOR and SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of September 30, 2022, on a fair value basis, approximately 72.69% of our debt investments bear interest at a fixed rate and approximately 27.31% of our debt investments bear interest at a floating rate. As of September 30, 2022, 100.00% of our floating rate debt investments are subject to interest rate floors. Additionally, the SPV I Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2022. Interest expense is calculated based on the terms of the SPV I Credit Facility, using the outstanding balance as of September 30, 2022. Interest expense on the SPV I Credit Facility is calculated using the interest rate as of September 30, 2022, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(296)	$(141)	$(155)
Base Interest Rate	—	—	—
+100 Basis Points	1,184	565	619
+200 Basis Points	2,367	1,130	1,237
+300 Basis Points	3,551	1,695	1,856

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Third Amended and Restated Declaration of Trust of the Registrant(2)
3.2	Bylaws of the Registrant(1)
4.1	Form of Subscription Agreement(3)
4.2	Distribution Reinvestment Plan(3)
10.1	Amendment No. 1, dated as of August 3, 2022, to the Investment Advisory Agreement between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC(2)
10.2	Amendment No. 1, dated as of August 3, 2022, to the Investment Sub-Advisory Agreement by and between Churchill Asset Management LLC and Nuveen Asset Management, LLC(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
__________________
*Filed herewith
(1)Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262771) filed on July 8, 2022.
(2)Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 2022.
(3)Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262771) filed on September 6, 2022.

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

Date: November 14, 2022