Form 10-K
period 2022-12-31
Nuveen Churchill Private Capital Income Fund
filed 2023-03-09
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-04321
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
(Exact name of registrant as specified in its charter)

Delaware	88-6187397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
430 Park Avenue, 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 478-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Class S common shares of beneficial interest, par value $0.01 per share
Class D common shares of beneficial interest, par value $0.01 per share
Class I common shares of beneficial interest, par value $0.01 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2022, there was no established public market for any class of the registrant’s common shares of beneficial interest.
The registrant had outstanding 10,540,040 Class I common shares of beneficial interest as of March 9, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

PART I.
In this Annual Report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and “Fund,” refer to Nuveen Churchill Private Capital Income Fund, together with any consolidated subsidiaries;
•the term “the Adviser” or “Churchill” refers to Churchill Asset Management LLC, a Delaware limited liability company, which serves as our investment adviser;
•the term “the Sub-Adviser” or “Nuveen Asset Management” refers to Nuveen Asset Management, LLC, a Delaware limited liability company, which acting through its leveraged finance division, manages certain of our Liquid Investments (as described below) pursuant to a sub-advisory agreement;
•the term “Nuveen” refers to Nuveen, LLC;
•the term “Administrator” refers to Nuveen Churchill Administration LLC, a Delaware limited liability company, which serves as our administrator.
•the term “committed capital” refers to the sum of assets under management and capital legally committed to client accounts in the form of capital commitments from equity investors, committed financing from leverage providers, notes sold in the capital markets or any capital otherwise legally committed and available to fund investments that comprise assets under management. For the avoidance of doubt, committed capital includes drawn and undrawn capital commitments from client accounts.

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
•actual and potential conflicts of interest with Churchill and its affiliates;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Churchill to locate suitable investments for us and to monitor and administer our investments and Nuveen Asset Management to manage certain of our Liquid Investments;
•the ability of Churchill to attract and retain highly talented professionals;
•our ability to qualify for and maintain our tax treatment as a regulated investment company (a “RIC”) and operate as a business development company (“BDC”);
•the impact of future legislation and regulation on our business and our portfolio companies;

•our ability to successfully invest capital raised in our offering;
Additionally, our actual results and financial condition may differ materially as a result of the continuing impact of the ongoing coronavirus (“COVID-19”) pandemic, including, without limitation:
•the length and full duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of that pandemic; and
•the impact of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives.
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

ITEM 1. BUSINESS
We were formed on February 8, 2022 as a Delaware statutory trust. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we also intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
NCPIF SPV I LLC (“SPV I”) is a Delaware limited liability company formed on February 25, 2022. SPV I is a wholly owned subsidiary of the Fund and is consolidated in our financial statements commencing from the date of its formation.
NCPIF Equity Holdings LLC (“Equity Holdings”) is a Delaware limited liability company formed on April 1, 2022, and is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. As of December 31, 2022, Equity Holdings has not commenced operations.
On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, Teachers Insurance and Annuity Association of America (“TIAA”) contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into the Note (as described below) and issued Class I shares to TIAA.
We are offering on a continuous basis up to $2.5 billion of common shares of beneficial interest (“Common Shares”). On May 17, 2022, the Securities and Exchange Commission (the “SEC”) granted an exemptive order permitting the Fund to offer multiple classes of Common Shares and to impose varying sales loads, asset-based service and/or distribution fees and early withdrawal fees. The Fund intends to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. None of the share classes being offered will have early withdrawal fees. The purchase price per share for each class of Common Shares will equal our net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. Nuveen Securities, LLC, as the intermediary manager for the offering (the “Intermediary Manager”), will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. As of December 31, 2022, only Class I shares were issued and outstanding.

We will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until we receive purchase orders for at least $2.5 million, excluding any Common Shares held by TIAA, their respective affiliates and employees, and our trustees and officers, in any combination of purchases of Class S shares, Class D shares and Class I shares and the Fund’s Board of Trustees (the “Board of Trustees” or “Board”) has authorized the release of funds in the escrow account.

We are externally managed by Churchill Asset Management LLC (“Churchill” or the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), The Adviser has engaged its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or “Sub-Adviser”), acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below) pursuant to a sub-advisory agreement between the Adviser and Nuveen Asset Management (the “Sub-Advisory Agreement”). Under the administration agreement (the “Administration Agreement”) with Nuveen Churchill Administration LLC, as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and his staff. The Adviser, Nuveen Asset Management, and the Administrator are all affiliates and subsidiaries of Nuveen, a wholly owned subsidiary of TIAA.

Our investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms. We define “middle market companies” as those with $10 million to $250 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The Investment Adviser — Churchill Asset Management LLC
Churchill serves as an investment adviser to the Fund pursuant to an investment advisory agreement (the “Investment Advisory Agreement”). In addition to serving as an investment adviser to the Fund, Churchill manages other middle-market investment strategies for affiliated entities such as TIAA, its ultimate parent company, as well as for third-party institutional investors, private funds and accounts, Nuveen Churchill Direct Lending Corp., a BDC, and NC SLF Inc., a closed-end fund registered under the 1940 Act.
As of December 31, 2022, Churchill manages (directly or as a sub-adviser) $45.5 billion of committed capital in BDCs, a registered closed-end fund, separate accounts, collateralized loan obligation vehicles (“CLOs”) and private funds investing in private middle-market leveraged loans, subordinated debt, private equity and related strategies. The investment advice that Churchill provides through its team of investment professionals dedicated to Senior Loan investment opportunities (the “Senior Loan Investment Team”) is limited primarily to investments in first-lien secured and unitranche loans made principally to private U.S. middle market companies whose typical profile is consistent with below-investment grade debt ratings categories and that are, in most cases, controlled by private equity investment firms. As of December 31, 2022, the Senior Loan Investment Team manages $23.0 billion of committed capital. The investment advice that Churchill provides through a team of investment professionals dedicated to junior capital investment and equity co-investment opportunities (the “PEJC Investment Team” and, together with the Senior Loan Investment Team, the “Investment Team”) is limited primarily to investments in private equity, equity co-investments and similar equity-related securities, subordinated debt and second-lien loans, in each case made principally in respect of the U.S. middle market. As of December 31, 2022, the PEJC Investment Team manages $22.5 billion of committed capital.
Investment Committee
All investment decisions for the Fund require the unanimous consent of the members of the Investment Committee comprised of Kenneth Kencel, Jason Strife, Mathew Linett and Randy Schwimmer. The Investment Committee may be advised by certain senior investment professionals of the Investment Team from time to time, including members of the Senior Loan Investment Team (the “Senior Loan Investment Committee”) and the PEJC Investment Team (the “PEJC Investment Committee”). The Investment Committee will draw upon the experience of the Investment Team to source and evaluate investments. The Churchill Management team has on average more than 27 years of industry experience and has focused expertise in originating, underwriting, and monitoring middle market investments. In addition, many of the members of the Churchill Management Team have held senior management and other positions at a number of leading middle market firms and have existing relationships with many of the active participants in the middle market. As a result, they expect that the Fund will be well positioned to take advantage of the demand for capital in the middle market, particularly from private equity sponsored companies, a market segment where Churchill has years of investing experience.

Churchill provides investment advisory and management services to the Fund. Under the terms of the Investment Advisory Agreement, the Adviser: (i) identifies, evaluates and negotiates the structure of investments (including performing due diligence on prospective portfolio companies); (ii) closes and monitors investments; and (iii) determines the securities and other assets to be purchased, retained or sold.

The Investment Sub-Adviser — Nuveen Asset Management LLC
Nuveen Asset Management conducts its high yield corporate and leveraged loan investment activities through its leveraged finance platform (“Nuveen Leveraged Finance”), offering investors access to high yield, leveraged loan and alternative credit strategies that draw upon Nuveen’s size and scale. Nuveen provides a comprehensive range of outcome-focused investment solutions designed to secure the long-term financial goals of institutional and individual investors. As the investment management business of TIAA, Nuveen has approximately $1.3 trillion in assets under management, with its affiliates offering deep expertise across a comprehensive range of traditional and alternative investments through a wide array of vehicles and customized strategies.
Investment Advisory Agreement
On March 31, 2022, the Fund entered into the Investment Advisory Agreement. The Board of Trustees, including all of the trustees who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Company Act) of the Fund (the “Independent Trustees”), has approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by, the 1940 Act. The Board of Trustees, including all of the Independent Trustees, approved an amendment to the Investment Advisory Agreement on each of August 3, 2022 and January 10, 2023 to address comments issued by securities regulators from various states in connection with the Fund’s “blue sky” review of its offering.

Base Management Fee

Under our Investment Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. The management fee will be payable monthly in arrears at an annual rate of 0.75% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has operations, net assets will be measured as the beginning net assets as of the date on which the Fund breaks escrow. In addition, the Adviser has agreed to waive its management fee until the expiry of twelve months from the date on which the Fund breaks escrow.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not: (i) incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.

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
Each year, the fee paid for the capital gains incentive fee will be net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Fund was to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act including Section 205 thereof.
The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.
Sub-Advisory Agreement
On March 31, 2022, the Adviser entered into the Investment Sub-Advisory Agreement with the Sub-Adviser (the “Sub-Advisory Agreement”), and with the approval of the Board of Trustees, including all of the Independent Trustees, (the “Sub-Advisory Agreement Amendment”). The Board of Trustees, including all of the Independent Trustees, approved an amendment to the Investment Advisory Agreement on August 3, 2022 to address comments issued by securities regulators from various states in connection with the Fund’s “blue sky” review of its offering. The Sub-Adviser manages certain of the Liquid Investments pursuant to the Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Fund and manages the capital structure of the Fund, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Fund’s performance under the terms of the Investment Advisory Agreement. The Adviser will pay the Sub-Adviser monthly in arrears, 0.375% of the daily weighted average principal amount of the Liquid Investments managed by the Sub-Adviser pursuant to the Sub-Advisory Agreement.

Expense Support Agreement
The Fund entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. Nuveen Alternative Holdings, an affiliate of the Adviser may pay (or cause one or more of its affiliates to pay) certain expenses of the Fund, provided that no portion of the payment will be used to pay any interest expenses of the Fund and/or shareholder servicing fees of the Fund (each, an “Expense Payment’). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from the Fund to the Adviser or its affiliates. For more information on the Expense Support Agreement see Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Employees
We do not have any employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory Agreement.
Potential Competitive Strengths
Churchill believes that it is strengthened by its long-standing market presence, ability to invest in size, strong relationships with private equity firms, sourcing capabilities, and ability to compete on factors other than pricing. Churchill believes that it has built a reputation of professionalism and collaboration that positions it to be a preferred capital provider for private equity sponsors’ capital needs. Churchill believes that this reputation in the marketplace is built upon several factors: strong relationships with private equity firms combined with meaningful private equity fund investments; a robust origination and underwriting capability that offers creative and flexible capital solutions; an experienced and deep management team with substantial middle market finance experience; the benefits of alignment with TIAA, its ultimate parent company and largest client; and a cycle-tested track record.
•Strong relationships with private equity firms combined with meaningful private equity fund investments
The Senior Loan Investment Team is led by the members of the Senior Loan Investment Committee, who average over 27 years of middle market lending experience. A majority of the Senior Loan Investment Committee have worked together for more than 15 years, focusing exclusively on originating, underwriting and monitoring middle market senior loans. During this time, the team has developed deep relationships with hundreds of private equity sponsors and has become a preferred partner to them. Dedicated origination professionals source deal flow from these long-established sources, allowing Churchill to review upwards of 1,000 Senior Loan opportunities per year. The Senior Loan Investment Team’s partnership approach and strong value proposition to private equity firms, as one of a handful of middle market lenders with the ability to commit up to $500 million per transaction, ensure that Churchill sees a wide range of Senior Loan transactions in the market and can be highly selective with regards to which borrowers it ultimately decides to provide capital.
The PEJC Investment Team is led by the members of the PEJC Investment Committee. This team, acting on behalf of TIAA, has been an active private equity fund investor since 1998, with what Churchill believes is a blue-chip reputation as a limited partner. Since 2011, the PEJC Investment Team has committed over $10.0 billion of limited partnership commitments with over 125 core private equity firms, with advisory board representation in the majority of relationships. (See sections below entitled “—Investment Process Overview” for more information). Churchill believes that the PEJC Investment Team’s advisory board representation sets it apart from smaller investors who do not participate in a meaningful way and places it in an attractive position to generate deal flow.
Churchill has existing relationships with over 400 middle market private equity funds and significant advisory board representation, and has been involved in significant financial activity with (including in some cases investing as a limited partner or similar equity holder of) over 270 of the most active middle market private equity firms in the United States. TIAA and Nuveen have been investors in the private debt and equity markets for over 40 years and, as of December 31, 2022, Churchill and its private capital affiliates held a portfolio of approximately $89 billion in assets that are broadly diversified by industry and region.

•Creative and flexible capital solutions
Because all transactions are unique and require different capital solutions, Churchill’s ability to offer a variety of capital solutions is both differentiated in the market and valued by sponsors. For example, the Senior Loan Investment Team has the ability to pivot between traditional first-lien senior secured loans and unitranche loans, while the PEJC Investment Team has the ability to pivot between junior secured or unsecured debt instruments, and also can structure investments in other forms, such as PIK securities and other instruments that may be similar to preferred equity or equity-like in nature. The Investment Team can also offer borrowers delayed draw term loans, further enhancing flexibility. Often, capital requirements change over the course of a transaction. Having the latitude to pivot across investment solutions without compromising the objective of superior risk-adjusted returns has enabled Churchill and its affiliates to build market share over time.
•Robust origination and underwriting platform
Churchill has developed a robust investment process and benefits from a team of professionals that have extensive experience in structuring investments and constructing middle-market loan and junior capital portfolios (See section below entitled “—Investment Process Overview” for more information). For instance, the members of Churchill’s Senior Loan Investment Committee have on average more than 27 years of industry experience and have focused expertise in originating, underwriting, and monitoring middle market Senior Loan investments. In addition, many of the senior members of the Investment Team have held senior management and other positions at a number of leading middle market firms and have existing relationships with many of the active participants in the middle market. As a result, we expect that the Fund will continue to be well positioned to take advantage of the demand for capital in the middle market, particularly from private equity sponsored companies, a market segment where Churchill has years of investing experience.
In addition, on the basis of the relationships and partnerships that Churchill has established over the years, Churchill believes that it will be able to provide the Fund with a large and diverse pipeline of middle market investment opportunities, thereby allowing it to be highly selective and to maintain underwriting standards. Using a disciplined approach, the Investment Team will seek to minimize credit losses through comprehensive due diligence of portfolio company fundamentals, terms and conditions and covenant packages. Similarly, following each middle market investment, it implements a regimented credit monitoring system that involves daily, weekly, monthly, and quarterly reviews and analysis by the investment professionals, which it believes may enable it to identify problems before it faces difficult liquidity constraints.
•Experienced and deep management
Churchill is led by industry veterans who bring an average of more than 27 years’ experience in middle market investing. Senior management has a long history of working together focused exclusively on originating, underwriting, and monitoring middle market investments. The predecessor company managed by Churchill’s senior management team, Churchill Financial, LLC (“Churchill Financial”), was founded in 2006 by current senior management team members Kenneth Kencel, Randy Schwimmer and Christopher Cox (the “Churchill Financial Founders”). The Churchill Financial Founders have together unanimously approved all of the approximately 800 loans made by Churchill Financial and Churchill since 2006. This core management team has been strengthened with the additions of David Heilbrunn, an original Churchill Financial team member, as Head of Product Development and Capital Raising in 2016, Shai Vichness as Chief Financial Officer in 2018 (solidifying the significant role he had in launching Churchill as a part of TIAA’s asset management division (now doing business as Nuveen) in 2015); and Mathew Linett, a long-time senior investment professional of Churchill Financial and Churchill (who now serves as Co-Head of Senior Lending alongside Randy Schwimmer). The Churchill Financial Founders, together with Messrs. Vichness and Linett, now comprise the Senior Loan Investment Committee.

Additionally, in January 2020, Nuveen’s Private Equity and Junior Capital team became part of Churchill, combining Nuveen’s middle market private-capital capabilities in one team to achieve increased collaboration and scale and a unified brand in connection with our activities in the middle market private equity space. As a result of this combination, Churchill provides investors with a focused strategy for capitalizing on opportunities in the middle market, extensive market knowledge and a differentiated platform. The team includes over 140 professionals in New York, Charlotte, Chicago, Los Angeles, and Dallas investing $11 billion annually and overseeing nearly $46 billion in committed capital across multiple investment vehicles and limited partner commitments. In connection with this combination, Jason Strife joined the Churchill Financial Founders and Messrs. Heilbrunn, Vichness and Linett as part of the Churchill Management Team. The Junior Capital Investment Team brings rich experience in middle market private equity, mezzanine lending, investment banking, and capital markets roles, with several team members having experience investing across the entire balance sheet. Since 2011, Jason Strife has held a leadership role on the PEJC Investment Team, responsible for investing $4.6 billion with respect to the junior capital strategy and $3.7 billion with respect to the equity co-investment strategy.
•Benefits of alignment with Nuveen and TIAA
Churchill benefits substantially from the scale and resources of Nuveen, and Nuveen’s ultimate parent company, TIAA. Nuveen is a $1.1 trillion asset manager with approximately $89 billion of assets invested in private capital, in each case as of December 31, 2022. Churchill leverages experience and functionality across Nuveen’s platform, allowing it to focus on its middle market investment expertise. Additionally, Churchill invests in Senior Loan Investments, Junior Capital and Equity Co-Investments on behalf of TIAA’s general account side-by-side with third party investors in nearly all of its transactions, with TIAA representing approximately 30% of the Senior Loan Investment Team’s and 80% of the PEJC Investment Team’s committed capital (excluding in the investments made by the Churchill Financial Founders for Churchill Financial prior to the establishment of Churchill as an affiliate of TIAA and Nuveen). The PEJC Investment Team also invests on behalf of TIAA’s general account, with TIAA constituting a majority of its invested capital. This alignment ensures that Churchill consistently thinks and acts like a long-term investor in the asset class.
Churchill and the Fund have engaged Nuveen Asset Management as sub-adviser with respect to the Liquid Investments allocation. Nuveen Asset Management is an affiliate of Churchill that specializes in the management of debt and equity strategies (including broadly syndicated loans) in the public markets.
•Cycle tested track record
Churchill is differentiated by the success and length of its track record. The Senior Loan Investment Team and the PEJC Investment team have a demonstrated ability to effectively invest across market cycles.
Investment Strategy
We seek to meet our investment objective by primarily investing in directly originated debt and equity investments in U.S. middle market companies owned by leading private equity firms. We expect to primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind (“PIK”) income) (“Junior Capital Investments”). Senior Loans Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio will also include larger, stand-alone equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We will seek to partner with strong management teams executing long-term growth strategies. Target portfolio companies in Senior Loan Investments and Junior Capital Investments will typically exhibit some or all of the following characteristics:

•annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million -$250 million, with a focus on EBITDA of $10 million - $100 million;

•significant cash equity capitalization (typically 40% or more) supported by a private equity sponsor;

•sustainable leading positions in their respective markets;

•scalable revenues and operating cash flow;

•experienced management teams with successful track records and the ability to successfully operate in a leveraged environment and to adapt to challenging economic or business conditions;

•strong recurring revenue or “re-occurring” revenue, with good visibility of backlog and revenue;

•stable, predictable cash flows with low technology and market risks;

•diversified product offering and customer base;

•low capital expenditure requirements;

•a North American base of operations with a significant U.S. presence;

•strong customer relationships;

•products, services or distribution channels having distinctive competitive advantages; and

•defensible niche strategy or other barriers to entry.

While Churchill believes that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria necessarily will be met by each prospective portfolio company. We expect to target an investment portfolio consisting, directly or indirectly, of at least 50% Senior Loan Investments, up to 30% in Junior Capital Investments and up to 20% in Equity Co-Investments. To support our share repurchase program (as described below), liquid investments are expected to comprise 5% - 10% of our assets, subject to the pace and amount of investment activity in our middle-market investment program, and will be comprised of a portfolio of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”). We typically refer to an investment as liquid if the investment is, or we expect it to be, actively traded (with a typical settlement period of one month with respect to broadly syndicated loans). While we will seek to achieve the targets described above, the composition of the Fund’s investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities.

In addition, subject to the Fund’s Fifth Amended and Restated Declaration of Trust (the “Declaration of Trust”) and the Fund’s Second Amended and Restated Bylaws (the “Bylaws”), the Fund may change its investment objective and/or investment criteria over time without notice to or consent from shareholders.
Portfolio Composition
As of December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$253,940	$251,371	71.92%
Subordinated Debt (1)	95,481	93,809	26.84%
Equity Investments	3,577	4,338	1.24%
Total	$352,998	$349,518	100.00%
Largest portfolio company investment	$10,617	$11,093	3.17%
Average portfolio company investment	$5,516	$5,461	1.56%
_______________
(1)Subordinated Debt is further comprised of Second Lien Term Loans and/or Second Lien Notes of $30,906 and Mezzanine Debt of $62,903.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2022 was as follows:

December 31, 2022
Industry
Automotive	1.11%
Banking, Finance, Insurance, Real Estate	0.08%
Beverage, Food & Tobacco	12.54%
Capital Equipment	1.98%
Chemicals, Plastics & Rubber	4.28%
Construction & Building	4.52%
Consumer Goods: Durable	4.48%
Consumer Goods: Non-Durable	7.56%
Containers, Packaging & Glass	4.89%
Energy: Oil & Gas	6.09%
Environmental Industries	2.19%
Healthcare & Pharmaceuticals	7.31%
High Tech Industries	2.74%
Media: Advertising, Printing & Publishing	1.98%
Services: Business	16.98%
Services: Consumer	6.65%
Sovereign & Public Finance	1.08%
Telecommunications	1.92%
Transportation: Cargo	3.12%
Wholesale	8.50%
Total	100.00%

See the consolidated schedule of investments as of December 31, 2022 in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Investment Process Overview
Churchill views the investment process employed on behalf of the Fund as consisting of four distinct phases described below:

Origination. The Investment Team will source middle market investment opportunities through the investment team’s network of relationships with private equity firms and other middle market lenders. The Investment Team believes that the strength and breadth of its relationships with numerous middle market private equity funds and overall deal sourcing capabilities should enable them to maximize deal flow, support a highly selective investment process, and afford the Fund the opportunity to establish favorable portfolio diversification.

Investment Evaluation. The Investment Team intends to utilize a systematic, consistent approach to credit and portfolio company evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging as well as accretive growth and exit assumptions under a “base case” set of projections (the “Base Case”); this Base Case generally reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which the Investment Team refers to as the “Management Case,” and that of the private equity sponsor purchasing/financing the portfolio company, as applicable. The key criteria that the Investment Team evaluates includes (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to the Fund’s investment and (iii) a conclusion that the overall Base Case and in most cases a “Downside Case” allows for adequate debt repayment and deleveraging. In evaluating a particular investment opportunity, the Investment Team will put more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the portfolio company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing (among other considerations both quantitative and qualitative). The Investment Team’s due diligence process for middle market investments will typically entail:
•a thorough review of historical and pro forma financial information (including both performance metrics and proposed capital structure and growth prospects);
•meetings and discussions with management and financial sponsors and their advisors;
•a review of loan documents and material contracts impactful to the operation and profitability of the business in question;
•third-party “quality of earnings” accounting due diligence;
•when appropriate, background checks on key management and/or sponsors;
•third-party research relating to the company’s business, industry, markets, products and services, customers, competitors and regulatory exposure/treatment;
•the commission of third-party analyses when appropriate;
•sensitivity of Management Case and “sponsor case” projections; and
•various comprehensive cash flow analyses and sensitivities.
The Investment Team’s deal screening, underwriting, approval and closing processes are substantially similar. The following chart summarizes the investment process of the Investment Team:

• Assess each potential financing opportunity based on defined screening criteria, or “credit box”, with a commitment to provide initial feedback in a timely manner
• Evaluate worthwhile transactions through staged “Early Read” or “Matrix” process which employs proprietary screening and underwriting templates
• Selected transactions clear the “Early Read” or “Matrix” process and enter due diligence

• Understand sponsor investment thesis and risk considerations
• Assess qualitative factors, e.g., management meetings and site visit
• Evaluate industry diligence to determine market position and competitive advantage
• Review quarterly earnings, industry reports, and consultant reports
• Produce financial models including management projections, proprietary base case projections, and break-even analysis

• Prepare Investment Approval Memorandum for review and approval by the applicable Investment Committee and by the Investment Committee of the Fund
• Review and negotiate transaction documents
• Closing Memo documents any changes from approval or provides results of any additional post-approval due diligence
• Closing Memo required for funding

Execution. In executing transactions, the Investment Team will apply what it believes is a thorough, consistent approach to credit evaluation, and maintain discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment professionals working on a proposed portfolio investment will deliver a memorandum to the relevant Investment Committee(s). Once an investment has been approved by a unanimous vote of such Investment Committee, the memorandum will be delivered to the Investment Committee of the Fund. Once an investment has been approved by a unanimous vote of the Investment Committee, it will move through a series of steps, including an in-depth review of documentation by deal teams, negotiation of final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a portfolio investment is funded after execution of a final closing memorandum.

Monitoring. The Investment Team views active portfolio monitoring as a vital part of the investment process and further consider regular dialogue with company management and sponsors as well as detailed, internally generated monitoring reports to be critical to monitoring performance. The Investment Team will implement a monitoring template designed to reasonably ensure compliance with these standards. This template will be used as a tool by the Investment Team to assess investment performance relative to plan.

As part of the monitoring process, the Senior Loan Investment Team has developed risk policies pursuant to which it will regularly assess the risk profile of each of the Fund’s Senior Loan investments, and in a similar manner the PEJC Investment Team will regularly assess the risk profile for each of the Fund’s Junior Capital Investments and Equity Co-Investments. The Investment Team will rate each investment based on our “Internal Risk Ratings”. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Annual Report Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

The Investment Team monitors and, when appropriate, changes the investment ratings assigned to each investment in the Fund’s portfolio. The Investment Team reviews the investment ratings in connection with monthly and quarterly portfolio reviews. In addition, the Investment Team employs what they believe is a proactive monitoring approach as illustrated in the chart below:

Daily/ weekly	Monthly	Quarterly	Ongoing
• Weekly Joint Investment Team pipeline meeting
• Investment Team meeting as required
• Review news stories on borrowers/industries and market data via news wires and email alerts
• Assess potential covenant defaults
• Upgrades/downgrades of internal risk ratings evaluated by deal teams and senior management as information is learned

• Monthly meetings to discuss Management Notice and Watchlist Investments
• Evaluate internal risk rating
• Credit Surveillance Reports and/or Portfolio Review Templates updated monthly or quarterly following review of financials
• Conduct analysis of company results, industry trends, key ratios, and liquidity

• Senior management review of portfolio level metrics and trends
• Deals covered in portfolio review depend on internal risk rating with downgraded Senior Loan Investments and all Junior Capital Investments and Equity Co-Investments reviewed each quarter
• Review quarterly financials and compliance certificates
• Complete portfolio valuations
• Compare financials to prior year, budget, and the Base Case
• Evaluate cushion to breakeven cash flow and covenant default levels
•    Review and confirmation of internal risk rating

• Amendments and waivers negotiated, approved, documented, and closed by deal team
• Conduct calls with agent, sponsor, and borrower as needed
• PEJC Investment Team attends advisory board meetings to the extent they have observation rights
• Monitor ESG risks, concerns and opportunities

Environmental, Social and Governance Policies

Churchill has established an environmental, social and governance ("ESG") policy for its investment program. Churchill is focused on delivering attractive risk-adjusted returns to its clients, including the Fund, while upholding the highest ethical standards, including certain ESG factors, throughout its origination, underwriting and portfolio management processes. Churchill's ESG policy requires that it evaluate ESG-related risks that have the potential to damage a company’s operations and reputation, and perform an analysis of the issuer’s operating history to determine whether such risks are managed to minimize defaults that could give rise to investment losses. Pursuant to the ESG policy, Churchill’s investment teams apply a set of criteria against each investment opportunity through the use of an ESG rating template, the output of which is included in the materials presented to and reviewed by the applicable investment committee underwriting the investment opportunity. The ESG rating template used by Churchill requires an assessment of the materiality of ESG-related risks, review of ‘high-risk’ business activities that may violate applicable underwriting standards, and a management assessment. Using a proprietary ESG methodology, the template rates individual issuers based on its perceived management of ESG risk relative to peers. Post-investment, the ESG policy requires the relevant investment teams to conduct reviews with company management to discuss any ESG-related issues that have arisen. Any such issues are discussed and considered by the Churchill investment teams during periodic portfolio review meetings in order to perform an ongoing risk assessment.

Churchill’s ESG policy is updated as needed to reflect changing practices and industry standards. The consideration of ESG factors as part of Churchill’s underwriting and portfolio management process, however, does not mean that the Fund will pursue a specific ESG investment strategy or that a portfolio company will be selected solely on the basis of ESG factors. Churchill may make investment decisions for the Fund other than on the basis of ESG considerations.

Competition

The Fund’s primary competitors in acquiring credit investments in middle market companies include other BDCs, public and private funds, CLOs, commercial and investment banks, other middle market asset managers and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of the Fund’s potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than those available to the Fund. In addition, some of our competitors may have higher risk tolerances or different risk assessments than those of the Fund, which could allow them to consider a wider variety of investments and establish more relationships than those established by the Investment Team. There cannot be any assurance that the competitive pressures faced by the Fund will not have a material adverse effect on its business, financial condition and results of operations.

Non-Exchange Traded, Perpetual-Life BDC

The Fund is non-exchange traded, meaning its Common Shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their Common Shares on a quarterly basis, but we are not obligated to offer to repurchase any Common Shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Fund being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Fund’s business are any of the following:

(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;
(2)Securities of any eligible portfolio company controlled by the Fund;
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the eligible portfolio company;
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; or
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. A BDC must also offer to make available to the issuer of the qualifying assets significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. The Administrator or its affiliate provides such services on our behalf to portfolio companies that accept our offer of managerial assistance.

Temporary Investments. Pending investment in other types of qualifying assets, as described above, the Fund’s investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Fund’s assets would be qualifying assets.

Issuance of Warrants, Options or Rights. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of stock that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Senior Securities; Asset Coverage Ratio. The Fund is generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% (i.e., we can borrow $2 for every $1 of equity), if certain requirements are met. In connection with the organization of the Fund, the Board authorized the Fund to adopt the 150% asset coverage ratio requirement.

In addition, while certain types of senior securities remain outstanding, the Fund will be required to make provisions to prohibit the payment of any distribution to our shareholders or the repurchase of such shares unless we meet the asset coverage ratio requirement at the time of the distribution or repurchase. The Fund will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes, which borrowings would not be considered senior securities. The Fund’s borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of Section 61(a)(2) of the 1940 Act.

We currently have in place one special purpose vehicle asset credit facility (the “Bank of America Credit Facility”), and in the future may enter into additional credit facilities and/or term debt securitizations. For more information on our credit facility see Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may obtain copies of these codes of ethics by e-mailing our Adviser at Investor.relations@churchillam.com, or by writing to our Adviser at Investor Relations c/o Churchill Asset Management, 430 Park Avenue, 14th Floor, New York, NY 10022. The code of ethics is also available on the EDGAR database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

The Fund expects to co-invest on a concurrent basis with other affiliates of the Fund and the Adviser, unless doing so would be impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to the Adviser and certain other funds and accounts sponsored or managed by the Adviser and/or its affiliates, and the allocation procedures of the Adviser. On June 7, 2019, the SEC issued an exemptive order (the “Order”) that permits the Fund to co-invest in portfolio companies with certain funds or entities managed by the Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Order if the Board of Trustees determines that it would be advantageous for the Fund to co-invest with other accounts sponsored or managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. under the terms of the Order, a majority of the Independent Trustees are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Fund and the Fund’s shareholders and do not involve overreaching of the Fund or the Fund’s shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s investment strategies and policies. The Board will regularly review the allocation policy of Churchill.

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), the Fund was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Fund. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on October 14, 2022, the SEC granted the Fund’s request to amend the Order to make the Temporary Relief permanent for the Fund and permit the Fund to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company.

Other. The Fund will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

The Fund is also required to provide and maintain a bond issued by a reputable fidelity insurance company to insure against larceny and embezzlement. Furthermore, as a BDC, the Fund is prohibited from protecting any director or officer against any liability to shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Fund is also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

The Fund is not permitted to change the nature of its business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of its outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Proxy Voting Policies and Procedures

The Board has delegated the responsibility for voting proxies relating to portfolio securities held by the Fund to the Adviser, and has directed Churchill to vote proxies relating to portfolio securities held by the Fund consistent with the duties and procedures set forth in Churchill’s policies and procedures. Churchill may retain one or more vendors to review, monitor and recommend how to vote proxies in a manner consistent with the duties and procedures set forth in such policies and procedures, to ensure that such proxies are voted on a timely basis and to provide reporting and/or record retention services in connection with proxy voting for the Fund.

Churchill acts as a fiduciary of the Fund and must vote proxies in a manner consistent with the best interests of the Fund and its shareholders. In discharging this fiduciary duty, Churchill must maintain and adhere to its policies and procedures for addressing conflicts of interest and must vote proxies in a manner substantially consistent with its policies, procedures and guidelines, as presented to the Board.

Any actual or potential conflicts of interest between the Fund and Churchill arising from the proxy voting process will be addressed by the application of Churchill’s proxy voting procedures. In the event Churchill determines that a conflict of interest cannot be resolved under Churchill’s proxy voting procedures, Churchill is responsible for notifying the Board or the Audit Committee of such irreconcilable conflict of interest and assisting the Board or the Audit Committee with any actions it determines are necessary.

Proxy Policies

Churchill will vote all proxies relating to our portfolio securities in the best interest of our shareholders. Churchill reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Fund. Although Churchill will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, Churchill may vote for such a proposal if there exist compelling long-term reasons to do so. Churchill will abstain from voting only in unusual circumstances and where there is a compelling reason to do so. Churchill may retain one or more vendors to review, monitor and recommend how to vote proxies in a manner consistent with the duties and procedures set forth in its policies and procedures, to ensure that such proxies are voted on a timely basis and to provide reporting and/or record retention services in connection with proxy voting for the Fund.

Churchill’s proxy voting decisions are made by members of the applicable Investment Team who are responsible for monitoring each of our investments. Any actual or potential conflicts of interest between the Fund and Churchill arising from the proxy voting process will be addressed by the application of the Churchill’s proxy voting procedures. In the event Churchill determines that a conflict of interest cannot be resolved under Churchill’s proxy voting procedures, Churchill will be responsible for notifying the Board or the audit committee of the Board of such irreconcilable conflict of interest and assisting the Board or the audit committee of the Board with any actions it determines are necessary.

Proxy Voting Records

You may obtain information about how Churchill voted proxies by making a written request for proxy voting information to: Nuveen Churchill Private Capital Income Fund, 430 Park Avenue, 14th Floor, New York, NY 10022, Attention: Chief Compliance Officer, Thomas Grenville.

Privacy Policy

The following information is provided to help investors understand what personal information the Fund collects, how the Fund protects that information and why, in certain cases, the Fund may share information with select other parties.

In order to provide you with individualized service, the Fund collects certain nonpublic personal information about you from information you provide on your subscription agreement or other forms (such as your address and social security number), and information about your account transactions with the Fund (such as purchases of our Common Shares and account balances). The Fund may also collect such information through your account inquiries by mail, email, telephone, or web site.

The Fund does not disclose any nonpublic personal information about you to anyone, except as permitted by law. Specifically, so that the Fund, the Advisers and their affiliates may continue to offer services that best meet your investing needs, the Fund may disclose the information we collect, as described above, to companies that perform administrative or marketing services on behalf of the Fund, such as transfer agents, or printers and mailers that assist us in the distribution of investor materials. These companies will use this information only for the services for which they have been hired, and are not permitted to use or share this information for any other purpose.

We will continue to adhere to the privacy policies and practices described in this notice if you no longer hold our Common Shares.

The Fund and the Advisers maintain internal security procedures to restrict access to your personal and account information to those officers and employees who need to know that information to service your account. The Fund maintains physical, electronic and procedural safeguards to protect your nonpublic personal information.

Reporting Obligations

We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge by contacting the Adviser at: 430 Park Avenue, 14th Floor, New York, NY, 10022. Shareholders and the public may also view any materials we file with the SEC on the SEC’s website (http://www.sec.gov).

Taxation as a Regulated Investment Company

We intend to elect and qualify annually thereafter, to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. Rather, dividends distributed by us generally will be taxable to our shareholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our shareholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we generally must timely distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

If the Fund:
•qualifies as a RIC; and
•satisfies the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our shareholders as dividends. We will be subject to U.S. federal income tax at corporate rates on the portion of our income that is not timely distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gain that we recognized in preceding years, but were not distributed during such years and on which we did not pay U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to make distributions to our shareholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to the business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of its assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of its assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

For U.S. federal income tax purposes, the Fund may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if the Fund holds debt obligations that are treated under applicable tax rules as having original issue discount ("OID") (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), it must include in its taxable income in each year the portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Fund in the same taxable year. The Fund may also have to include in its taxable income other amounts that it has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because OID or other amounts accrued will be included in the Fund’s investment company taxable income for the year of accrual and before the Fund receives any corresponding cash payments, it may be required to make a distribution to shareholders in order to satisfy the Annual Distribution Requirement, even though it would not have received any corresponding cash payment.

Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to U.S. federal income tax at corporate rates (and any applicable state and local taxes).

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our shareholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. Limits on distributions to our shareholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4% U.S. federal excise tax.

Although the Fund does not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our shareholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, the Fund’s ability to dispose of assets may be limited by (i) the illiquid nature of its portfolio and/or (ii) other requirements relating to its status as a RIC, including the Diversification Tests. If the Fund disposes of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, it may make such dispositions at times that, from an investment standpoint, are not advantageous. If the Fund is unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, it may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of the Fund’s investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause the Fund to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. The Fund will monitor its transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If Fund expenses in a given year exceed investment company taxable income, the Fund would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, the Fund may, for tax purposes, have aggregate taxable income for several years that it is required to distribute and that is taxable to shareholders even if such income is greater than the aggregate net income it actually earned during those years. Such required distributions may be made from cash assets or by liquidation of investments, if necessary. The Fund may realize gains or losses from such liquidations. In the event the Fund realizes net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Failure to Qualify as a RIC

If we fail to qualify for treatment as a RIC, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our shareholders. If we have qualified as RIC and then we subsequently fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain U.S. federal income taxes at corporate rates or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our shareholders. In any taxable year that we do not qualify as a RIC, distributions would not be required and, if distributions were made, any such distributions would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, any such distributions to non-corporate shareholders may qualify as "qualified dividends" that are subject to U.S. federal income tax at a rate of 20%, and corporate distributees may be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The term “return of capital” merely means distributions in excess of our earnings and as such may constitute a return on an investor's individual investments and does not mean a return on capital.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our qualification or requalification as a RIC.

ITEM 1A. RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

The following is a summary of the principal risk factors associated with an investment in the Fund. Further details regarding each risk included in the below summary list can be found further below.

We are subject to risks related to our business and structure.
•The Fund has a limited operating history.
•We depend upon the senior management of Churchill for our success, and upon its access to the investment professionals of Nuveen and its affiliates.
•There may be conflicts related to obligations that senior investment professionals of Churchill and members of its investment committee have to other clients. There may be conflicts related to the investment and related activities of TIAA, Nuveen and Churchill.
•The recommendations given to us by Churchill may differ from those rendered to its other clients.
•Our management and incentive fee structure may create incentives for Churchill and certain of its investment professionals that are not fully aligned with the interests of our shareholders.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

•We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
•Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.
•We are exposed to risks associated with changes in interest rates.
•Many of our portfolio investments will be recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
•We may experience fluctuations in our quarterly operating results.
•Global economic, political and market conditions may adversely affect our business or cause us to alter our business strategy.
•We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations.
•The COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments or the conduct of our business.
•The current period of capital markets disruption and economic uncertainty may make it difficult to obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.
•New or modified laws or regulations governing our operations could adversely affect our business.
•The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
•Churchill may not be able to achieve the same or similar returns as those achieved by our senior management and investment personnel while they were employed at prior positions.
•Our access to confidential information may restrict our ability to take action with respect to some of our investments, which, in turn, may negatively affect our results of operations.

We are subject to risks related to our operations.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•We invest in middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
•We may be subject to risks associated with our investments in Senior Loan Investments, unitranche secured loans and securities, junior debt securities, “covenant-lite” loans and equity-related securities.
•The lack of liquidity in our investments may adversely affect our business.
•Defaults by our portfolio companies will harm our operating results.

We are subject to risks related to an investment in our Common Shares.
•There is currently no public market for our Common Shares, and the liquidity of your investment is limited.
•If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•We may choose to pay a portion of our dividends in our own Common Shares, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive.
•Investing in our Common Shares may involve an above-average degree of risk.
•There are restrictions on the ability of holders of our Common Shares to transfer such Common Shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Common Shares and the price at which holders may be able to sell the Common Shares.

Risks Related to the Fund’s Business and Structure

The Fund has limited operating history.

The Fund began investment operations in March 2022, and, as a result, has limited operating history and limited financial information on which prospective investors can evaluate an investment in the Common Shares or prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, Churchill has not previously offered a non-traded BDC. While we believe that the past professional experiences of Churchill’s investment team, including investment and financial experience of Churchill’s senior management, will increase the likelihood that Churchill will be able to manage the Fund successfully, there can be no assurance that this will be the case.

Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board of Trustees has the authority, except as otherwise prohibited by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and the price value of our Common Shares. Nevertheless, any such changes could adversely affect our business, impair our ability to make distributions, and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways in which investors may not agree.

Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.

Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board of Trustees, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market quotation is readily available, at fair value as determined in good faith by the Board of Trustees. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event to corroborate our valuation. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

We depend upon the senior management of Churchill for our success, and upon its access to the investment professionals of Nuveen, Nuveen Leveraged Finance and its affiliates.

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory Agreement, and the investment professionals of Nuveen Leveraged Finance with respect to our Liquid Investments in accordance with the terms of the Sub-Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of Churchill and Nuveen Leveraged Finance. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is not subject to an employment contract with the Fund, and the departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

The Adviser and Nuveen Asset Management evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement and the Sub-Advisory Agreement, respectively. We can offer no assurance, however, that the current senior investment professionals of Churchill and Nuveen Leveraged Finance will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Nuveen and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective.

The Joint Investment Committee that oversees our investment activities is comprised of representatives of both Investment Teams. The Joint Investment Committee consists of Messrs. Kencel, Strife, Linett and Schwimmer. The loss of any member of the Joint Investment Committee or of other Churchill or Nuveen senior investment professionals could negatively impact the Fund’s ability to achieve its investment objective and operate as anticipated. This could have a material adverse effect on our financial condition and results of operations.

Our financial condition and results of operations depend on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on the ability of the Adviser to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective depends upon Adviser’s execution of our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Adviser has substantial responsibilities under the Investment Advisory Agreement. The senior origination professionals and other personnel of Adviser and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay any dividends or other distributions and you may lose all or part of your investment.

Churchill may not be able to achieve the same or similar returns as those achieved by our senior management and investment personnel while they were employed at prior positions.

The track record and achievements of the senior investment professionals of Churchill are not necessarily indicative of future results that will be achieved by Churchill. As a result, Churchill may not be able to achieve the same or similar returns as those previously achieved by the senior investment professionals of Churchill.

Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of Churchill to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the senior investment professionals of Churchill to maintain their relationships with financial institutions, sponsors and investment professionals, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of Churchill fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of Churchill have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our access to confidential information may restrict our ability to take action with respect to some of our investments, which, in turn, may negatively affect our results of operations.

We, directly or through Churchill, may obtain confidential information about the companies in which we may invest or be deemed to have such confidential information. Churchill may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and Churchill to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of Churchill may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of Churchill to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of their duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle-market companies. As a result, competition for investments in middle-market companies has intensified, and we expect that trend to continue. Certain of our existing and potential competitors are large and may have greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to obtain and maintain our RIC tax treatment. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

Many of our portfolio investments will be recorded at fair value as determined in good faith by the Board of Trustees and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by the Board of Trustees. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Board of Trustees, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of a portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the Board of Trustees may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause NAV on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our Common Shares based on an overstated NAV would pay a higher price than the value of the investments might warrant. Conversely, investors selling Common Shares during a period in which the NAV understates the value of investments will receive a lower price for their Common Shares than the value the investment portfolio might warrant.

We will adjust quarterly the valuation of our portfolio to reflect the determination of the Board of Trustees of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized gain (loss) on investments.

We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

We intend to pay distributions to our shareholders. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage requirement applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of the Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as the Board of Trustees may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s adjusted tax basis in our Common Shares and, assuming that an investor holds our Common Shares as a capital asset, thereafter as a capital gain.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to you that will lower your adjusted tax basis in your Common Shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this registration statement. In addition, the inability to satisfy the asset coverage requirement applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

We have not established any limit on the amount of funds we may use from certain available sources, such as proceeds from this offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Our use of borrowings, if any, to fund distributions is subject to the limitations set forth in Section VI.K of the NASAA Omnibus Guidelines (as defined below) and Section 5.4(f) of our Declaration of Trust. However, shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to makes such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Although we intend to commence a repurchase program, we have discretion to not repurchase your shares or to suspend the program.

Our Board of Trustees may amend or suspend the share repurchase program at any time in its discretion. You may not be able to sell your shares on a timely basis in the event our Board of Trustees amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program will have many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of Common Shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell Common Shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our Common Shares will be on the repurchase date.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act after we have been subject to the reporting requirements of the Exchange Act for a specified period of time. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are not required to comply with certain requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Fund.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

General economic conditions could adversely affect the performance of our investments.

The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive and progress was made on trade, including a phase one deal with China and the United States-Mexico-Canada Agreement, geopolitical instability continues to pose risk. In particular, the COVID-19 pandemic has disrupted supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The COVID-19 pandemic and the economic impact of the pandemic may lead to a significant decline in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown and may have an adverse impact on the performance and financial results of the Fund, and the value and the liquidity of the Common Shares.

We may be impacted by general European economic conditions.

The success of our investment activities could be affected by general economic and market conditions in Europe and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the European and other non-U.S. countries in which we may invest. These factors will affect the level and volatility of securities prices and the liquidity of the Fund’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations. Churchill’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Churchill’s businesses and operations (including those of the Fund). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Fund and could adversely affect the Fund’s profitability, impede the ability of the Fund’s portfolio companies to perform under or refinance their existing obligations and impair the Fund’s ability to effectively deploy its capital or realize its investments on favorable terms.

In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect the Fund’s performance.

Any of the foregoing events could result in substantial or total losses to the Fund in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

We will be and we will remain an “emerging growth company” as defined in the JOBS Act up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement, or until the earlier of (a) the last day of the first fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we will be required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Trustees. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our Common Shares, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

In late February 2022, Russia launched a large scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the ongoing military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia and Russian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on the Fund’s investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and the companies in which the Fund invests. The extent and duration of the military action or future escalation of such hostilities, the extent and full impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Fund’s performance and the value of an investment in the Fund.

Force Majeure events may adversely affect our operations.

The Fund may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Fund or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Fund. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting the Fund. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Fund if an investment is affected, and any compensation provided by the relevant government may not be adequate.

We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019 and the conflict between Russia and Ukraine that began in late February 2022 (see “Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our Common Shares, impact the businesses in which we invest and harm our business, operating results and financial condition.” for more information). Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The economic conditions caused by the COVID-19 pandemic could have an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Fund and returns to the Fund, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may reduce our earnings and dividends as a result.

If economic conditions caused by the COVID-19 pandemic continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. While economic activity is well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States. Additionally, continued travel restrictions may prolong the global economic downturn.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we may make downgrades with respect to other portfolio companies in the future as conditions warrant and new information comes to light.

The COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments or the conduct of our business.

The COVID-19 pandemic and the economic conditions caused by the pandemic has caused, and may continue to cause, the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, will be inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. As a result, our valuations may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could have a significant impact on us and the fair value of our investments.

The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

The Adviser and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. The Adviser may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Adviser’s computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by our Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.
Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

We and our service providers may be impacted by operating restrictions in response to COVID-19, which may include requiring employees to work from remote locations. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.

We may not be able to obtain all required state licenses.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Global economic, political and market conditions may adversely affect our business or cause us to alter our business strategy.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally.

On January 31, 2020, the United Kingdom ended its membership in the European Union, referred to as Brexit. Following the termination of a transition period, the United Kingdom and the European Union entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the European Union. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the United Kingdom and the European Union unilaterally in due course. Such agreement is untested and could lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. In addition, on December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit remain unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objective.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our offering to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to the Fund exist and may have lower expenses and/or lower investment risk than the Fund. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

Risks Related to Our Investments

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we may invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to Senior Loan Investments. As such, other creditors may rank senior to us in the event of an insolvency.

We invest in middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

We invest in loans to middle-market, privately owned companies. Compared to larger, publicly traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of borrowers may entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

Investing in middle-market companies involves a number of significant risks, including that middle-market companies:
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;

•will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;

•generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, and may depend on one or a limited number of major customers;

•may be parties to litigation from time to time, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•generally have less publicly available information about their businesses, operations and financial condition, and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

Any of these factors or changes thereto could impair a portfolio company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a portfolio company’s ability to make scheduled payments on loans from us. This, in turn, may lead to their inability to make payments on outstanding borrowings, which could result in losses in our loan portfolio and a decrease in our net interest income and book value.

We may be subject to risks associated with our Senior Loan Investments.

We invest in Senior Loan Investments. Senior Loan Investments are usually rated below investment grade or may also be unrated. As a result, the risks associated with senior secured loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments, although Senior Loan Investments are senior and secured in contrast to other below investment grade fixed-income instruments, which are often subordinated or unsecured. Senior Loan Investments rated below investment grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a Senior Loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a Senior Loan Investment may decline in value or become illiquid, which would adversely affect the Senior Loan’s value.

There may be less readily available and reliable information about most Senior Loan Investments than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. As a result, Churchill will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we will be particularly dependent on the analytical abilities of Churchill.

In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain Senior Loan Investments, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that we may not be able to sell Senior Loan Investments quickly or at a fair price. To the extent that a secondary market does exist for certain Senior Loan Investments, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

We may be subject to risks associated with our Junior Capital Investments.

We may invest in Junior Capital Investments, which will be comprised of second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with PIK income). Although certain Junior Capital Investments are typically senior to common stock or other equity securities, the equity and debt securities in which we will invest may be subordinated to substantial amounts of senior debt, all or a significant portion of which may be secured. Such subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same issuer. These subordinated securities may not be protected by financial covenants, such as limitations upon additional indebtedness, that may apply to certain types of senior secured debt instruments. Holders of junior debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. Holders of equity are not entitled to payments until all creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefitting senior creditors. In the event any portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of capital invested.

We may be subject to risks associated with “covenant-lite” loans.

Certain loans in which we invest may be “covenant-lite.” We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We may be subject to risks associated with our investments in unitranche secured loans and securities.

We may invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first-lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second-lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan.

We may be subject to risks associated with our investments in equity-related securities.

Our portfolio investments may include equity-related securities, such as Equity Co-Investments or equity rights and/or warrants that may be converted into or exchanged for the issuer’s common stock or the cash value of the issuer’s common stock. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity interests. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which would grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in its investment documents if the issuer is in financial distress. Additionally, we may make equity or equity-related investments alongside a Senior Loan investment, which may result in conflicts related to the rights of those investments.

Loans may become nonperforming for a variety of reasons.

A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We also may incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. The liquidity for defaulted loans may be limited, and to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.

The lack of liquidity in our investments may adversely affect our business.

All of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the election to be regulated as a BDC and qualify as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or the Adviser has material nonpublic information regarding such portfolio company.

Our portfolio companies may prepay loans, which may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans that will underlie our portfolio may be callable at any time, and many of them can be repaid with no premium to par. It is not clear at this time when or if any loan might be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. Risks associated with owning loans include the fact that prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields.

Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.

Our portfolio may have significant exposure to one or more specific industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID components and may include PIK interest or PIK dividend components. To the extent OID constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.

•OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the lender.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.

•OID instruments generally represent a significantly higher credit risk than coupon loans.

•OID income received by us may create uncertainty about the source of our cash distributions to shareholders. For accounting purposes, any cash distributions to shareholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the shareholders, Section 19(a) of the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

•The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to shareholders in order to maintain our RIC tax treatment. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.

•OID and market discount instruments create the risk of non-refundable incentive fee payments to the Adviser based on non-cash accruals that we may not ultimately realize.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the     1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements (including our Order) or the desire to maintain our RIC tax treatment.

Because we will not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

We do not expect to hold controlling equity positions in the majority of our portfolio companies. Our debt investments may provide limited control features such as restrictions, for example, on the ability of a portfolio company to assume additional debt, or to use the proceeds of our investment for other than certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% equity ownership, and may also be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Although we expect that a significant amount of our investments will be secured, a significant amount of our investments may be unsecured and subordinated to substantive amounts of senior indebtedness. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then, to the extent not repaid from the proceeds of the sale of the collateral, we will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

•the ability to cause the commencement of enforcement proceedings against the collateral;

•the ability to control the conduct of such proceedings;

•the approval of amendments to collateral documents;

•releases of liens on the collateral; and

•waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other agreement with creditors.

We may be subject to risks associated with unsecured loans we make to portfolio companies.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

We may be subject to risks associated with subordinated investments.

We may also make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are generally more volatile than secured loans and are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high LTV ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

We may be subject to risks associated with syndicated loans.

From time to time, our investments may consist of syndicated loans. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

We may be subject to risks associated with our investments in special situation companies.

We may make investments in companies involved in (or the target of) acquisition attempts or tender offers, or companies involved in spin-offs and similar transactions. In any investment opportunity involving any such type of business enterprise, there exists the risk that the transaction in which such business enterprise is involved will either be unsuccessful, take considerable time or result in a distribution of cash or a new security, the value of which will be less than the purchase price to us of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not in fact occur, we may be required to sell our investment at a loss. In connection with such transactions (or otherwise), we may purchase securities on a when-issued basis, which means that delivery and payment take place sometime after the date of the commitment to purchase and are often conditioned upon the occurrence of a subsequent event, such as approval and consummation of a merger, reorganization or debt restructuring. The purchase price and/or interest rate receivable with respect to a when-issued security are fixed when we enter into the commitment. Such securities are subject to changes in market value prior to their delivery.

We may enter into repurchase agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Fund of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Fund will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Fund does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Fund could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Fund seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Fund generally will seek to liquidate such collateral. However, the exercise of the Fund’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Fund could suffer a loss.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments may involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

We may not realize gains from our equity investments.

Senior Loan Investments and Junior Capital Investments may be originated alongside smaller-related common equity positions to the same Portfolio Companies. The Fund’s portfolio will also include larger, stand-alone Equity Co-Investments that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable Portfolio Company. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

Certain of our portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We are exposed to risks associated with changes in interest rates.

Because we intend to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In response to market indicators showing a rise in inflation, since March 2022, the Federal Reserve has been rapidly increasing interest rates and has indiciated that it would consider additional rate hikes in response to ongoing inflation concerns. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. It is possible that the Federal Reserve’s tightening cycle could also result in a recession in the United States (see “Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results” for a discussion of the risks associated with an economic recession or downturn).

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.

If general interest rates rise, there is also a risk that the Portfolio Companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause Portfolio Companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our Portfolio Companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

The London Interbank Offered Rate (“LIBOR”), is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our Portfolio Companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Oversight Financing Rate (“SOFR”) or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that, the ICE Benchmark Administration (“IBA”) (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, among other things, to cease providing overnight, 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates (“IBORs”). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.

New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws. These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts. The federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace U.S. dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference U.S. dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act (“Regulation ZZ”). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. The LIBOR Act Regulation ZZ could apply to certain our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. For instance, if the LIBOR reference rate of our LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate-linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new alternative reference rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in such situations, to negotiate modifications to credit agreements governing such instruments, in order to replace LIBOR with such alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited.

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations, by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

We may incur lender liability as a result of our lending activities.

In recent years, a number of judicial decisions have upheld the right of borrowers and others to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We may be subject to allegations of lender liability, which could be time-consuming and expensive to defend and result in significant liability.

We may incur liability as a result of providing managerial assistance to our portfolio companies.

In the course of providing significant managerial assistance to certain portfolio companies, certain of our management and trustees may serve as directors on the boards of such companies. To the extent that litigation arises out of investments in these companies, our management and trustees may be named as defendants in such litigation, which could result in an expenditure of our funds, through our indemnification of such officers and trustees, and the diversion of management time and resources.

Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

Many of our portfolio companies will be susceptible to economic slowdowns or recessions, including as a result of, among other things, the COVID-19 pandemic, elevated levels of inflation, and a rising interest rate environment, and may be unable to repay our loans during these periods. Therefore, any non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we or the Adviser renders significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or the Adviser provided managerial assistance to that portfolio company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.

Environmental, social and governance factors may adversely affect our operations or cause us to alter our business strategy.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Additionally, we risk damage to our brand and reputation if Churchill fails to originate, underwrite and manage assets on our behalf consistent with its ESG policy. Adverse incidents with respect to ESG activities could impact the value of Churchill’s and the Fund’s brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

The effect of global climate change may impact the operations of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015, the United Nations, of which the United States is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact the valuation of such portfolio companies.

Risks Related to Churchill and its Affiliates; Conflicts of Interests

The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and a base management fee that is based on the value of our net assets as of the beginning of the first calendar day of the applicable month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “Certain Relationships and Related Party Transactions.”

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts related to obligations that senior investment professionals of Churchill and members of its investment committee have to other clients. There also may be conflicts related to the investment and related activities of TIAA, Nuveen and Churchill.

The senior investment professionals and members of the investment committee of the Investment Team serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by Churchill or its affiliates. Similarly, Churchill may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, Messrs. Kencel, Strife, Linett and Schwimmer have and will continue to have management responsibilities for other investment funds, including Nuveen Churchill Direct Lending Corp., a BDC, and NC SLF Inc., a closed-end fund registered under the 1940 Act, and other accounts or other investment vehicles sponsored or managed by affiliates of Churchill. Churchill seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, Churchill or its affiliates also may earn additional fees related to the securities in which the Fund invests, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions. For example, Churchill and its affiliates may act as an arranger, syndication agent or in a similar capacity with respect to securities in which the Fund invests, in which case Churchill and its affiliates receive compensation from the issuers of such securities, which compensation would be paid to them separately from management fees paid by the Fund. Additionally, affiliates of Churchill may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder.

Each of Churchill and Nuveen Asset Management has separate account, fund-of-one or other managed account arrangements in place with TIAA or subsidiaries thereof. Consistent with their respective investment allocation policies and the Order, Churchill and Nuveen Asset Management also may be managing certain securities for the Fund and allocating the same investments to TIAA (or subsidiaries thereof) pursuant to such arrangements, which may lead to conflicts of interest.

As described herein, in certain instances, it is possible that other entities managed by Churchill or Nuveen Asset Management or a proprietary account of TIAA may be invested in the same or similar loans or securities as held by the Fund, and which may be acquired at different times at lower or higher prices. Those investments may also be in securities or other instruments in different parts of the company’s capital structure that differ significantly from the investments held by the Fund, including with respect to material terms and conditions, including without limitation seniority, interest rates, dividends, voting rights and participation in liquidation proceeds. Consequently, in certain instances these investments may be in positions or interests that are potentially adverse to those taken or held by the Fund. In such circumstances, measures will be taken to address such actual or potential conflicts, which may include, as appropriate, establishing an information barrier between or among the applicable personnel of the relevant affiliated entities (including as between officers of Churchill), requiring recusal of certain personnel from participating in decisions that give rise to such conflicts, or other protective measures as shall be established from time to time to address such conflicts.

Further, an affiliate of TIAA may serve as the administrative or other named agent on behalf of the lenders with respect to investments by the Fund and/or one or more of its affiliates. In some cases, investments that are originated or otherwise sourced by Churchill may be funded by a loan syndicate organized by Churchill or its affiliates. The participants in such loan syndicate (“Loan Syndicate Participants”), in addition to the Fund and its affiliates may include other lenders and various institutional and sophisticated investors (through private investment vehicles in which they invest). The entity acting as agent may serve as an agent with respect to loans made at varying levels of a borrower’s capital structure. Loan Syndicate Participants may hold investments in the same or distinct tranches in the loan facilities of which the Portfolio investment is a part or in different positions in the capital structure under such portfolio investment. As is typical in such agency arrangements, the agent is the party responsible for administering and enforcing the terms of the loan facility, may take certain actions and make certain decisions in its discretion and generally may take material actions only in accordance with the instructions of a designated percentage of the lenders. In the case of loan facilities that include both senior and subordinate tranches, the agent may take actions in accordance with the instructions of the holders of one or more of the senior tranches without any right to vote or consent (except in certain limited circumstances) by the subordinated tranches of such indebtedness. Churchill expects that the portfolio investments held by the Fund and its affiliates may represent less than the amount of debt sufficient to direct, initiate or prevent actions with respect to such loan facility or a tranche thereof of which the Fund’s investment is a part (other than preventing those that require the consent of each lender). As a result of an affiliate of TIAA acting as agent for an agented loan where a Loan Syndicate Participant may own more of the related indebtedness of the obligor or hold indebtedness in a position in the capital structure of an obligor different from that of the Fund and its affiliates, such Loan Syndicate Participants will be in a position to exercise more control with respect to the related loan facility than that which Churchill could exercise on behalf of the Fund, and may exercise such control in a manner adverse to the interests of the Fund.

In addition, TIAA and other client accounts of Churchill, in connection with an advisory relationship with Churchill, may be a limited partner investor in many of the private equity funds that own the portfolio companies in which the Fund will invest or TIAA may otherwise have a relationship with the private equity funds or portfolio companies, which may give rise to certain conflicts or limit the Fund’s ability to invest in such portfolio companies. TIAA (and other private clients managed by Churchill and its affiliates) may also hold passive equity co-investments in such private equity funds or portfolio companies owned by such fund, or in holding companies elsewhere in the capital structure of the private equity fund or portfolio company, which may give rise to certain conflicts for the investment professionals of affiliates of the Adviser when making investment decisions.

Nuveen Asset Management manages our Liquid Investments pursuant to the Sub-Advisory Agreement. Nuveen Asset Management may serve as managing member, adviser or sub-adviser to one or more affiliated private funds or other pooled investment vehicles. Investment professionals associated with Nuveen Asset Management are actively involved in other investment activities not concerning the Fund and will not devote all of their professional time to the affairs of the Fund. For example, Nuveen Asset Management may compete with other affiliates and other accounts for investments for the Fund, subjecting Nuveen Asset Management to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending acquisitions on the Fund’s behalf. In the event that a conflict of interest arises, Nuveen Asset Management will endeavor, so far as it is able, to ensure that such conflict is resolved in a manner consistent with applicable law and its internal policies. There can be no assurance that Nuveen Asset Management will resolve all conflicts of interest in a manner that is favorable to the Fund and any such conflicts of interest could have a material adverse effect on the Fund.

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition because individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. However, the Adviser will devote such time and attention to our affairs as it determines in its discretion is necessary to carry out our operations effectively. See “Potential Conflicts of Interest.”

The Adviser and Nuveen Asset Management can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Each of the Adviser and Nuveen Asset Management has the right to resign under the Advisory Agreement and the Sub-Advisory Agreement, respectively, without penalty at any time upon 120 days’ written notice to us, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If Nuveen Asset Management resigns, we may not be able to find a new sub-adviser or hire internal management with similar expertise to manage our Liquid Investments and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our Common Shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and Nuveen Asset Management and their affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

The Administrator can resign on 60 days’ notice from its role as our administrator under the Administration Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Administrator has the right to resign under the Administration Agreement without penalty upon 60 days’ written notice to us, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our Common Shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we were able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Our Common Shares may be purchased by the Adviser or its affiliates.

The Adviser and its affiliates expect to purchase our Common Shares. The Adviser and its affiliates will not acquire any Common Shares with the intention to resell or re-distribute such Common Shares. The purchase of Common Shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:

•the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our Common Shares; and

•substantial purchases of Common Shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

The recommendations that the Adviser gives to the Fund may differ from those rendered to its other clients.

The Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, the Fund even though such other clients’ investment objectives may be similar to the Fund’s, which could have an adverse effect on our business, financial condition and results of operations.

The Investment Team or the Investment Committee may, from time to time, possess material nonpublic information, limiting our investment discretion.

The managing members and the senior origination professionals of Churchill, Nuveen Asset Management, the Investment Team and the senior professionals and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have a material adverse effect on us.

Soft dollars and research received and conducted on our behalf will be shared by others.

We may and will bear more or less of the costs of soft dollar or other research than other clients of Churchill, Nuveen Asset Management and each of their respective affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of Churchill and its affiliates. Research generated for Churchill’s credit strategy on our behalf will be used to benefit other investment strategies of Churchill and its affiliates, including Nuveen Churchill Direct Lending Corp. and NC SLF Inc. and other funds and accounts that Churchill manages. Furthermore, Churchill’s implementation of a credit strategy on our behalf will rely on its affiliates research efforts to manage the client/fund portfolios of such affiliates.

Churchill relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the officers and employees of Churchill or its affiliates. The loss of services of one or more members of Churchill’s management team, including members of the Investment Committee, could adversely affect our financial condition, business and results of operations. Churchill does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or Churchill. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

The compensation we pay to the Adviser and, indirectly, to Nuveen Asset Management will be determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The Investment Advisory Agreement and the Sub-Advisory Agreement will not be entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Adviser, and indirectly to Nuveen Asset Management to manage our portfolio investments and certain of our Liquid Investments, respectively, may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.

The Intermediary Manager’s influence on this offering gives it the ability to increase the fees payable to the Adviser.

The Adviser is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Intermediary Manager, an affiliate of the Adviser will be incentivized to raise more proceeds in this offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Adviser.

Because the Intermediary Manager is an affiliate of the Adviser, you will not have the benefit of an independent review of this prospectus customarily performed in underwritten offerings.

The Intermediary Manager is an affiliate of the Adviser and will not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of our offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the Intermediary Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. You will not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our Common Shares relative to publicly traded companies.

Risks Related to Business Development Companies

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. See Item 1. “Regulation as a Business Development Company — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies that could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility. For example, we intend to employ leverage as market conditions permit and at the discretion of the Adviser. Such leverage may arise in the form of borrowings, including loans from certain financial institutions, the issuance of debt securities, repurchase agreement transactions, the issuance of CLOs, and other forms of financial indebtedness. As a BDC, the 1940 Act allows us to borrow up to $2 for every $1 of equity, or an asset coverage ratio of 150%, if certain requirements are met under the 1940 Act. However, if we are regulated as a registered closed-end investment company under the 1940 Act, we would be subject to asset coverage ratio requirements of 300% for the issuance of debt securities, meaning that for every $1 of debt issued, we would need to have $3 of total assets immediately after such issuance. Such regulations would restrict our ability to execute our investment strategy and thereby reduce our operating flexibility.

Further, as a BDC, we are able to pay our Adviser both a base management fee and incentive fee on income and capital gains as compensation for its efforts. If we were to become regulated as a registered closed-end investment company, we could not pay our Adviser an incentive fee on capital gains unless we restricted sales of our Common Shares to “qualified clients” under the Advisers Act. Such a compensation structure could have the effect of de-incentivizing our Adviser in its efforts to seek and retain the best investment opportunities for us in fulfillment of our strategy.

Finally, as a BDC, we retain greater flexibility to engage in transactions with our affiliates in alignment with the provisions set forth in Section 57 of the 1940 Act. If we were to become regulated as a registered closed-end investment company, we would be subject to the provisions governing transactions with affiliates set forth in Section 17 of the 1940 Act, including prohibitions on transactions with affiliates of our Adviser absent an exemptive order from the SEC. These restrictions would limit our ability to effectuate our investment strategy and potentially hinder our operations and, in turn, our results.

Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

We may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current shareholders in us.

No person or entity from which we borrow money will have a veto power or a vote in approving or changing any of our fundamental policies. If we issue preferred shares, the preferred shares would rank “senior” to Common Shares in our capital structure, preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our shareholders, and the issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in your best interest. Holders of our Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any preferred shares that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our Common Shares and the rights of holders of preferred shares to receive dividends would be senior to those of holders of our Common Shares.

As a BDC, we generally are not able to issue our Common Shares at a price below NAV per share without first obtaining the approval of our shareholders and our Independent Trustees. If we raise additional funds by issuing more Common Shares or senior securities convertible into, or exchangeable for, our Common Shares, then percentage ownership of our shareholders at that time would decrease, and you might experience dilution. We may seek shareholder approval to sell Common Shares below NAV in the future.

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates, including Nuveen Churchill Direct Lending Corp., NC SLF Inc., and other funds and accounts that the Adviser manages, without the prior approval of our Independent Trustees and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying any security from such affiliate, absent the prior approval of our Independent Trustees. The 1940 Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates, including Nuveen Churchill Direct Lending Corp., NC SLF Inc., and other funds and accounts that the Adviser manages, which could include investments in the same portfolio company without prior approval of our Independent Trustees and, in some cases, of the SEC. For example, we are prohibited from buying or selling any security from or to any person (or certain affiliates of a person) who owns more than 25% of our voting securities, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company at the same time as another fund managed by the Adviser or their affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, co-invest with the Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the applicable Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with the Adviser’s or its affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, and the Adviser’s allocation policy, which the Adviser maintains in writing. Under this allocation policy, a portion of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by the Adviser. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

Additionally, the Adviser and certain other funds and accounts sponsored or managed by the Adviser and their affiliates have been granted the Order by the SEC, which permits the Fund greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Fund to co-invest with other accounts sponsored or managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

In situations where co-investment with other funds managed by one of the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients or where the different investments could be expected to result in a conflict between our interests and those of other clients of the Adviser that cannot be mitigated or otherwise addressed pursuant to the policies and procedures of the applicable Adviser, the applicable Adviser must decide which client will proceed with the investment. The Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). Moreover, there will be a conflict of interest if we invest in any issuer in which a fund managed by the Adviser or its affiliates, including Nuveen Churchill Direct Lending Corp., NC SLF Inc., and other funds and accounts that the Adviser manages, has previously invested, and in some cases, we will be restricted from making such investment. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of Common Shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we will not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Risks Related to Debt Financing

When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our Common Shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

We expect to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 200% (or 150% if certain requirements under the 1940 Act are met). If this ratio were to fall below the asset coverage requirement, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board of Trustees, a majority of whom are Independent Trustees with no material interests in such transactions.

Although borrowings by the Fund have the potential to enhance overall returns that exceed the Fund’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Fund’s cost of funds. In addition, borrowings by the Fund may be secured by the shareholders’ investments as well as by the Fund’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

Provisions in our credit facility may limit discretion.

At our discretion, we may utilize the leverage under one or more credit facilities for investment and operating purposes. To the extent we borrow money to make investments, such underlying credit facility may be backed by all or a portion of loans and securities held directly by us or through one or more wholly owned special purpose financing vehicles holding assets on which the lenders will have a security interest.

We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral agent for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

We may be subject to limitations as to how borrowed funds may be used.

We may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Any defaults under a credit facility could adversely affect our business.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC tax treatment, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the Common Shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The manager for a CLO that we create may be the Fund, the Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Fund serves as manager and the Fund is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Fund (and indirectly its shareholders) or any affiliate.

U.S. Federal Income Tax Risks

We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To receive RIC tax treatment under the Code and to be relieved of U.S. federal taxes on income and gains timely distributed to our shareholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. In addition, we will be subject to a 4% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash needed to pay such annual distributions from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as OID, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as OID and PIK interest. If we pay a net investment income incentive fee on interest that has been accrued, but not yet received in cash, it will increase the basis of our investment in that loan, which will reduce the capital gains incentive fee that we would otherwise pay in the future. Nevertheless, if we pay a net investment income incentive fee on interest that has been accrued but not yet received, and if that portfolio company defaults on such a loan, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible.

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to U.S. federal income tax at corporate rates.

Some of our investments may be subject to U.S. federal income tax at corporate rates.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to U.S. federal and state income taxes at corporate rates. We may invest in certain foreign debt and equity investments that could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Fund expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Fund. U.S. federal income tax rules are not entirely clear about issues such as when the Fund may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Fund, to the extent necessary, to preserve its tax treatment as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax at corporate rates.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments.

Risks Related to an Investment in the Common Shares

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Common Shares. Additionally, our Adviser will select our investments subsequent to our offering, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our Common Shares in our offering or any private offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

We may have difficulty paying distributions and the tax character of any distributions is uncertain.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Registration Statement. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed our current and accumulated earnings and profits generally would be treated as a return of capital up to the amount of a shareholder’s adjusted tax basis in the shares, with any amounts exceeding such adjusted tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which could constitute a return of shareholders’ capital and will lower such shareholders’ adjusted tax basis in our Common Shares, which may result in increased tax liability to shareholders when they sell such Common Shares.

An investment in our Common Shares will have limited liquidity.

Our Common Shares will constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our Common Shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our Common Shares on a national securities exchange. Investment in the Fund is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Fund. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their Common Shares. Shareholders must be prepared to bear the economic risk of an investment in our Common Shares for an extended period of time.

Certain investors will be subject to Exchange Act filing requirements.

Because our Common Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Fund increased to more than 5%, thus triggering this filing requirement.Although we provide in our quarterly financial statements the amount of our outstanding shares and the amount of the investor’s shares, the responsibility for determining the filing obligations and preparing the filing remains with the investor. In addition, owners of 10% or more of our Common Shares are subject to reporting obligations under Section 16(a) of the Exchange Act.

Certain investors may be subject to the short-swing profits rules under the Exchange Act..

Our shareholders who hold more than 10% of a class of our Common Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Fund profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Certain ERISA considerations.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time as all classes of our Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend either to (i) limit investment in each class of our Common Shares by “benefit plan investors” to less than 25% of the total value of each class of our Common Shares (within the meaning of the Plan Asset Regulations) and/or (ii) prohibit “benefit plan investors” from acquiring Common Shares that are not a part of a class of Common Shares which are considered “publicly-offered securities”.

If, notwithstanding our intent, the assets of the Fund were deemed to be “plan assets” of any shareholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Fund, and (ii) the possibility that certain transactions in which the Fund might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and/or (ii) reimburse the Covered Plan for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The Fiduciary of a “benefit plan investor” who decides to invest in the Fund could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Fund or as co-fiduciaries for actions taken by or on behalf of the Fund or the Adviser. With respect to a “benefit plan investor” that is an individual retirement account (an “IRA”) that invests in the Fund, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Until such time as all the classes of our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board of Trustees determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Fund shall be subject to such terms and conditions.

Prospective investors should carefully review the matters discussed under “Restrictions on Share Ownership” and should consult with their own advisors as to the consequences of making an investment in the Fund.

Our Board may consider certain mergers.

The Independent Trustees of our Board of Trustees may undertake to approve mergers between us and certain other funds or vehicles. These mergers may involve funds managed by affiliates of the Adviser. The Independent Trustees may also seek to convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

Shareholders may experience dilution.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.

Holders of our Common Shares will not have preemptive rights to any Common Shares we issue in the future. Our Declaration of Trust allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in our offering, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional Common Shares in this or future public offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our Independent Trustees or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after your purchase in our offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our Common Shares or their interests in the underlying assets held by our subsidiaries.

Investing in our Common Shares involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Common Shares may not be suitable for someone with lower risk tolerance.

The NAV of our Common Shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•loss of RIC tax treatment or BDC status;

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 430 Park Avenue, 14th Floor, New York, NY 10022, and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS

We, and our consolidated subsidiaries, the Adviser and the Sub-Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser and Sub-Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business also is subject to extensive regulation, which may result in regulatory proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Issuances

The Fund will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until we receive purchase orders for at least $2.5 million, excluding any Common Shares held by TIAA, their respective affiliates and employees, and our trustees and officers, in any combination of purchases of Class S shares, Class D shares and Class I shares and the Board has authorized the release of funds in the escrow account. The share classes have different ongoing stockholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

Market Information

Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.

Holders

As of March 9, 2023, there was one holder of record of our Class I shares of beneficial interest, 0 holders of record of our Class S shares of beneficial interest and 0 holders of record of our Class D shares of beneficial interest.

Sales of Unregistered Securities

We did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Distributions

To the extent that we have taxable income available, we intend to make monthly distributions to our shareholders commencing in the first full calendar quarter after the escrow period concludes. The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed is determined by our Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.

We intend to elect to be treated, and to qualify annually thereafter, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders on an annual basis. In order to avoid certain U.S. federal excise taxes imposed on RICs, we intend to distribute during each calendar year an amount equal to at least to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to shareholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

The following table summarizes the distributions declared for Class I shareholders for the period from February 8, 2022 (inception) through December 31, 2022:

Date Declared	Record Date	Payment Date	Dividend per Class I Share
September 28, 2022	September 28, 2022	October 28, 2022	$0.87(1)
October 31, 2022	October 31, 2022	November 28, 2022	$0.18
November 30, 2022	November 30, 2022	December 28, 2022	$0.19
December 31, 2022	December 31, 2022	January 28, 2023	$0.295(2)
(1) Represents monthly dividend of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly dividend of $0.15 per share for each of July 2022, August 2022 and September 2022.
(2) Comprised of regular dividend of $0.19 and special dividend of $0.105 per share.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Fund will pay the Intermediary Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Fund’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—%

Subject to FINRA and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing and/or fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The shareholder servicing and/or distribution fees are similar to sales commissions. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/or distribution fees charged. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan under which shareholders (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan) will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional Common Shares. As a result of the foregoing, if our Board authorizes, and we declare, a cash dividend or distribution, shareholders that have “opted in” to our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares rather than receiving cash.

As of December 31, 2022, no shares were issued pursuant to the distribution reinvestment plan.

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which we break escrow for our offering of our Common Shares, and at the discretion of our Board of Trustees, we intend to commence a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the Share Repurchase Program is in the best interest of the Fund and shareholders, and will reinstate the Share Repurchase Program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board of Trustees is not required to authorize the recommencement of our Share Repurchase Program within any specified period of time. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

ITEM 6. RESERVED

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in this management's discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Private Capital Income Fund., including its wholly owned subsidiaries (collectively, "we", "us", "our" or the "Fund"). The information contained in this section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Annual Report on Form 10-K. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview
We were formed on February 8, 2022 as a Delaware statutory trust. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by Churchill Asset Management LLC (“Churchill” or the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
NCPIF SPV I LLC (“SPV I”) is a Delaware limited liability company formed on February 25, 2022. SPV I is a wholly owned subsidiary of the Fund and is consolidated in our financial statements commencing from the date of its formation.
NCPIF Equity Holdings LLC (“Equity Holdings”) is a Delaware limited liability company formed on April 1, 2022, and is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. As of December 31, 2022, Equity Holdings has not commenced operations.
On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, Teachers Insurance and Annuity Association of America (“TIAA”) contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into the Note (as described below) and issued Class I shares to TIAA.
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
Our investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms. We define “middle market companies” as those with $10 million to $250 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), with a focus on EBITDA of $10 million - $100 million.

We expect to primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio will also include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We expect to target an investment portfolio consisting, directly or indirectly, of at least 50% in Senior Loan Investments, up to 30% in Junior Capital Investments and up to 20% in Equity Co-Investments. To support our share repurchase program, we will also invest 5% - 10% of our assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”). While we will seek to achieve the targets described above, the composition of the Fund’s investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities. For example, it is possible that the Fund will from time to time maintain a portfolio exclusively comprised of Senior Loan Investments, Junior Capital Investments or other fixed-income instruments, such as during its initial ramp-up phase.
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
Revenues
We generate revenue primarily in the form of interest income on our Senior Loan Investments, Junior Capital Investments and Liquid Investments, and capital gains and dividend income from our Equity Co-Investments in our portfolio companies. Our Senior Loan Investments typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Our Junior Capital Investments generally include cash paying subordinated debt (including fixed-rate subordinated loans, which may have a portion of PIK income, and floating-rate second-lien term loans), subordinated PIK notes (with no current cash payments) and/or equity securities (with no current cash payments). Our Liquid Investments will include a portfolio of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. Original Issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income.
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
Our portfolio and investment activity for the period from February 8, 2022 (inception) through December 31, 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

Period from February 8, 2022 (inception) through December 31, 2022
Investments:
Total investments, beginning of period	$—
Purchase of investments	389,785
Proceeds from principal repayments and sales of investments	(38,221)
Payment-in-kind interest	1,275
Amortization of premium/accretion of discount, net	506
Net realized gain (loss) on investments	(347)
Total investments, end of period	$352,998

Portfolio companies at beginning of period	—
Number of new portfolio companies funded	67
Number of portfolio companies sold or repaid	(3)
Portfolio companies at end of period	64
Count of investments	102
Count of industries	20
As of December 31, 2022, our portfolio companies had a weighted average annual EBITDA of $61 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with third-party valuation firms and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
As of December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$253,940	$251,371	71.92%
Subordinated Debt (1)	95,481	93,809	26.84%
Equity Investments	3,577	4,338	1.24%
Total	$352,998	$349,518	100.00%
Largest portfolio company investment	$10,617	$11,093	3.17%
Average portfolio company investment	$5,516	$5,461	1.56%
_______________
(1)Subordinated Debt is further comprised of Second Lien Term Loans and/or Second Lien Notes of $30,906 and Mezzanine Debt of $62,903.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2022 was as follows:

Industry	December 31, 2022
Automotive	1.11%
Banking, Finance, Insurance, Real Estate	0.08%
Beverage, Food & Tobacco	12.54%
Capital Equipment	1.98%
Chemicals, Plastics & Rubber	4.28%
Construction & Building	4.52%
Consumer Goods: Durable	4.48%
Consumer Goods: Non-Durable	7.56%
Containers, Packaging & Glass	4.89%
Energy: Oil & Gas	6.09%
Environmental Industries	2.19%
Healthcare & Pharmaceuticals	7.31%
High Tech Industries	2.74%
Media: Advertising, Printing & Publishing	1.98%
Services: Business	16.98%
Services: Consumer	6.65%
Sovereign & Public Finance	1.08%
Telecommunications	1.92%
Transportation: Cargo	3.12%
Wholesale	8.50%
Total	100.00%
The weighted average yields of our investments as of December 31, 2022 was as follows:

December 31, 2022
Weighted average yield on debt and income producing investments, at cost	10.84%
Weighted average yield on debt and income producing investments, at fair value	10.97%
Percentage of debt investments bearing a floating rate	76.79%
Percentage of debt investments bearing a fixed rate	23.21%

As of December 31, 2022, 74.64% and 74.79% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

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

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The past strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, we have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations). There have been headwinds in the financing and merger and acquisitions markets resulting from the foregoing factors. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect such market volatility may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of an overall, broad deterioration in our operating results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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
The Adviser regularly monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews. Based on a generally uncertain economic outlook in the United States (which includes a possible recession), we have increased oversight and analysis of credits in any vulnerable industries to mitigate any decline in loan performance and reduce credit risk.
The following table shows the investment ratings of the investments in our portfolio as of December 31, 2022 (dollar amounts in thousands):

	December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—
2	—	—	—
3	13,698	3.92	2
4	318,565	91.15	60
5	9,797	2.80	1
6	7,458	2.13	1
7	—	—	—
8	—	—	—
9	—	—	—
10	—	—	—
Total	$349,518	100.00%	64
As of December 31, 2022, the weighted average Internal Risk Rating of our investment portfolio was 4.0.
Results of Operations
We commenced investment activities on March 31, 2022 and therefore do not have prior periods with which to compare our operating results for the period from February 8, 2022 (inception) through December 31, 2022. Operating results for the period from February 8, 2022 (inception) through December 31, 2022 were as follows (dollar amounts in thousands):

Period from February 8, 2022 (inception) through December 31, 2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$20,741
Payment-in-kind interest income	1,275
Other income	504
Total investment income	22,520

Expenses:
Organizational expenses	1,081
Interest and debt financing expenses	4,083
Interest expense on Note (See Note 4)	226
Professional fees	708
Board of Trustees’ fees	385
Administration fees	299
Other general and administrative expenses	260
Offering costs	228
Total expenses before expense support	7,270
Expense support	(1,558)
Net expenses after expense support	5,712
Net investment income before excise taxes	16,808
Excise taxes	2
Net investment income (loss)	16,806
Realized and unrealized gain (loss) on investments:
Net realized gains (losses)	(347)
Net change in unrealized gains (losses)	(3,480)
Total net realized and change in unrealized gains (losses)	(3,827)
Net increase (decrease) in net assets resulting from operations	$12,979
Net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
On March 31, 2022, prior to the Fund’s election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I. The Fund accrued investment income on this portfolio beginning April 1, 2022. For the period from February 8, 2022 (inception) through December 31, 2022, investment income was $22.5 million. We expect our portfolio to continue to grow as we raise and deploy capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as LIBOR or SOFR, may affect our investment income over the long term. Increases in interest rates may adversely affect our existing borrowers.
Expenses
Total expenses before expense support for the period from February 8, 2022 (inception) through December 31, 2022 were $7.3 million, respectively, consisting primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Fund, and interest and debt financing expenses incurred in connection with the Note and the Bank of America Credit Facility (as defined below), as well as professional fees. We anticipate organizational expenses to decrease in relation to our income as we continue to ramp up our portfolio and more time elapses from the date of inception.

The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment and/or sales activities, we had a net realized loss of $(0.3) million for the period from February 8, 2022 (inception) through December 31, 2022.
We recorded a net change in unrealized depreciation of $(3.5) million for the period from February 8, 2022 (inception) through December 31, 2022, which reflects the net change in fair value of our investment portfolio relative to its cost basis over the period.
The total net loss for the period February 8, 2022 (inception) through December 31, 2022, was primarily related to the economic uncertainty relating to both macroeconomic and geopolitical factors in the financial markets that, in turn, negatively impacted the valuation of our portfolio investments primarily through a combination of the overall market widening of credit spreads and the modest softening of our portfolio companies' credit metrics.
Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of our offering of Common Shares, (ii) cash flows from income earned from our investments and principal repayments, (iii) proceeds from net borrowings on our Bank of America Credit Facility and (iv) any future offerings of our equity or debt securities. Immediately after we meet our minimum offering requirement, gross subscription funds will total at least $2.5 million, which will be available to us immediately upon breaking escrow. Once our minimum offering requirement has been met, we intend to sell our Common Shares on a continuous basis at a per share price equal to the then-current NAV per share.
Our primary uses of cash will be for (i) investments in portfolio companies in accordance with investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings under our Bank of America Credit Facility or other financing arrangements, and (iv) cash distributions to the holders of our Common Shares. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances.
Net Worth of Sponsors
The North American Securities Administrators Association (“NASAA’), in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time (the “Omnibus Guidelines”), requires that our affiliates and Adviser, or our Sponsor, as defined under the Omnibus Guidelines, have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of the greater of either $100,000, or 5.0% of the first $20 million of both the gross amount of securities currently being offered in our offering and the gross amount of any originally issued direct participation program securities sold by our affiliates and sponsors within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our Adviser and its affiliates, while not liable directly or indirectly for any indebtedness we may incur, have an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy.
Equity
The Fund is authorized to issue an unlimited number of Common Shares at $0.01 per share par value. On March 30, 2022, we issued an initial 40 Class I shares to TIAA in connection with our formation. On March 31, 2022, TIAA contributed certain portfolio investments in the amount of $296.2 million (fair value as of March 31, 2022) and we entered into a promissory note with TIAA (the “Note”) as the lender. In connection therewith, we issued to TIAA 10,540,000 shares of our Class I shares of beneficial interest at $25.00 per share. We fully repaid the balance of the Note to TIAA on June 3, 2022.

Distributions
The following table summarizes the Fund’s dividend declared for the period from February 8, 2022 (inception) through December 31, 2022.

			Class I
Declaration Date	Record Date	Payment Date	Dividend per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
_______________
(1)Represents monthly dividend of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly dividend of $0.15 per share for each of July 2022, August 2022 and September 2022.
(2)Comprised of regular dividend of $0.19 per share and special dividend of $0.105 per share.
Distribution Reinvestment Plan
The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash dividends declared by the Board of Trustees on behalf of its shareholders who do not elect to receive their dividends in cash, except for shareholders in certain states. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
As of December 31, 2022, no Common Shares were issued pursuant to the distribution reinvestment plan.
Share Repurchase Program
Beginning no later than the first full calendar quarter from the date on which the Fund breaks escrow for our offering, and at the discretion of the Board of Trustees, the Fund intends to commence a share repurchase program in which it intends to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board of Trustees, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the Share Repurchase Program is in the best interest of the Fund and shareholders, and will reinstate the Share Repurchase Program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board of Trustees is not required to authorize the recommencement of our Share Repurchase Program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued.

Under the share repurchase program, to the extent the Fund offers to repurchase Common Shares in any particular quarter, the Fund expects to repurchase Common Shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. Common Shares. The repurchase of the Adviser’s shares, if any, will be on the same terms and subject to the same limitations as other shareholders under the Share Repurchase Program.
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board of Trustees, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions. TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the Share Repurchase Plan limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall Share Repurchase Plan limits.

For the period from February 8, 2022 (inception) through December 31, 2022, no Common Shares were repurchased.
Income Taxes
The Fund has elected to be treated as a BDC under the 1940 Act. The Fund also intends to elect to be treated, and to qualify annually thereafter, as a RIC under the Code. So long as the Fund maintains its RIC tax treatment, it generally will not be subject to U.S federal income tax on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the financial statements of the Fund.
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

Bank of America Credit Facility
In accordance with the 1940 Act, the Fund is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 267.94% as of December 31, 2022.
On April 19, 2022, SPV I entered into a credit agreement (the “Credit Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”) with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian.
On October 4, 2022, SPV I entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment, among other things: (i) increased the maximum amount available under the Bank of America Credit Facility from $200 million to $250 million; and (ii) increased the rate to be paid from Daily SOFR plus 2.00% to Daily SOFR plus 2.15% with a “step up” on the one year anniversary of the Closing Date (as defined in the Amendment) increasing from Daily SOFR plus 2.15% to Daily SOFR plus 2.40%, as reflected in the Amendment.
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of December 31, 2022, the Bank of America Credit Facility bears interest at a rate of SOFR, reset daily plus 2.15% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the fifth anniversary of the effective date of April 19, 2022, or April 19, 2027 or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
Prior to the closing of the Bank of America Credit Facility, the Fund contributed and/or sold certain assets to SPV I pursuant to a contribution and sale agreement and TIAA contributed and/or sold certain assets to SPV I pursuant to a master participation and assignment agreement, and the Fund expects to continue to contribute and/or sell assets to SPV I pursuant to a contribution and sale agreement in the future. The Fund may, but will not be required to, repurchase and/or substitute certain assets previously transferred to SPV I subject to the conditions specified in the contribution and sale agreement and the Credit Agreement.
The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2022, approximates their carrying values. The following table presents outstanding borrowing as of December 31, 2022:

	December 31, 2022
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	155,000	155,000
Unused Portion (2)	95,000	95,000
Amount Available (3)	81,855	81,855
_______________
(1)Borrowings outstanding on the consolidated statement of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the period from February 8, 2022 (inception) to December 31, 2022, the components of interest expense and debt financing expenses were as follows:

Period from February 8, 2022 (inception) through December 31, 2022
Borrowing interest expense	$3,697
Unused fees	312
Amortization of deferred financing costs (1)	74
Total interest and debt financing expenses	$4,083
Average interest rate (2)	4.90%
Average daily borrowings	$116,212
_______________
(1)For the period from February 8, 2022 (inception) to December 31, 2022, $462 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), BDCs were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the BDC. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on October 14, 2022, the SEC granted the Fund’s request to amend the Order to make the Temporary Relief permanent for the Fund and permit the Fund to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company.
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
September 30, 2022	379	—	379	September 30, 2025
December 31, 2022	176	—	176	December 31, 2025
Total	$2,215	$—	$2,215
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2022. We may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the period from February 8, 2022 (inception) through December 31, 2022.
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

For more information on the fair value hierarchy, our framework for determining fair value and the composition of our portfolio see Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
U.S. Federal Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We intend to elect, and intend to qualify annually thereafter, to be treated as a RIC under the Code. So long as we maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we timely distribute at least annually to our shareholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our shareholders and will not be reflected in our consolidated financial statements.
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
Contractual Obligations
We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Advisory Agreement and reimbursements under the Administration Agreement.

We entered into the Bank of America Credit Facility and intend to establish more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads, such as SOFR. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.
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
Recent Developments

On January 10, 2023, the Board, including all of the Independent Trustees, approved Amendment No. 2 (the “Second Advisory Agreement Amendment”) to the Advisory Agreement, by and between the Fund and the Adviser. The Fund and the Adviser entered into the Second Advisory Agreement Amendment as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering. The Second Advisory Agreement Amendment, among other things: (1) removes sunset provisions contingent upon recognition of the Fund’s Common Shares as “covered securities”; (2) removes provisions entitling the Adviser to amounts owed under Sections 3 or 7 of the Advisory Agreement following a notice of termination of the Advisory Agreement; (3) specifies the conditions under which the Adviser may sell all or substantially all of the Fund’s assets; and (4) revises provisions to reflect conflicts of interest provisions set forth in the Omnibus Guidelines. The Second Advisory Agreement Amendment became effective immediately.

On January 10, 2023, the Board, including all of the Independent Trustees, approved Amendment No. 1 (the “Administration Agreement Amendment”) to the Administration Agreement, by and between the Fund and the Administrator. The Fund and the Administrator entered into the Administration Agreement Amendment as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering. The Administration Agreement Amendment provides that the Indemnified Parties (as defined in the Administration Agreement) will not be entitled to indemnification for any loss or liability to the Fund or its shareholders by reason of the Indemnified Parties’ negligence or misconduct, in accordance with the Omnibus Guidelines. The Administration Agreement Amendment became effective immediately.

On January 10, 2023, the Board approved the Fourth Amended and Restated Declaration of Trust. The Fund adopted the Fourth Amended and Restated Declaration of Trust as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering. The Fourth Amended and Restated Declaration of Trust, among other things: (1) provides that any merger or other reorganization of the Fund shall be subject to the approval of a majority of the Fund’s shareholders; (2) removes sunset provisions contingent upon recognition of the Fund’s securities as “Covered Securities” (as defined in the Fourth Amended and Restated Declaration of Trust); (3) provides that derivative actions brought on behalf of the Fund need not obtain a minimum percentage of shareholders joining in the action; and (4) modifies the exclusive Delaware jurisdiction provision to exclude claims arising under state securities laws. The Fourth Amended and Restated Declaration of Trust became effective immediately.

On January 10, 2023, the Board approved an amendment and restatement of the Fund’s Bylaws (the “Amended and Restated Bylaws”). The Fund adopted the Amended and Restated Bylaws as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering. The Amended and Restated Bylaws, among other things, provides for an annual meeting of shareholders for the election of Trustees (as defined in the Amended and Restated Bylaws) and provides that the Bylaws, which previously could only be amended by the Board, may be amended by either the Board or by the vote of a majority of the votes cast by shareholders present in person or by proxy. The Amended and Restated Bylaws became effective immediately.

On January 31, 2023, the Board declared a distribution of $0.20 per Class I share to the Class I shareholder of record as of January 31, 2023, payable on February 28, 2023.
On February 28, 2023, the Board declared a distribution of $0.20 per Class I share to the Class I shareholder of record as of February 28, 2023, payable on March 28, 2023.

On February 28, 2023, the Board approved an amendment and restatement of the Fourth Amended and Restated Declaration of Trust (the “Fifth Amended and Restated Declaration of Trust”). The Fund adopted the Fifth Amended and Restated Declaration of Trust as a result of comments issued by securities regulators from certain states in connection with their “blue sky” review of the Fund’s offering. The Fifth Amended and Restated Declaration of Trust, among other things: (1) provides that the Board may not cause the merger, reorganization, consolidation, or dissolution of the Fund without the concurring vote of a majority of then-outstanding shares of beneficial interest of the Fund; (2) establishes consistent voting threshold for shareholder votes on proposals to amend the Declaration of Trust; and (3) conforms certain provisions to the provisions set forth in the Omnibus Guidelines. The Fifth Amended and Restated Declaration of Trust became effective immediately.

On February 28, 2023, the Board approved an amendment and restatement of the Amended and Restated Bylaws (the “Second Amended and Restated Bylaws”). The Fund adopted the Second Amended and Restated Bylaws as a result of comments issued by securities regulators from certain states in connection with their “blue sky” review of the Fund’s offering. The Fourth Amended and Restated Bylaws, among other things: (1) revises certain provisions to affirm that the Fund will hold annual meetings of its shareholders; and (2) conforms provision related to contested election where no trustee receives sufficient votes to be elected with the requirements set forth in the Omnibus Guidelines. The Second Amended and Restated Bylaws became effective immediately.
On March 1, 2023, Deann Morgan notified the Board of her resignation as a trustee of the Board, effective immediately. In submitting her resignation, Ms. Morgan did not express any disagreement on any matter relating to the Fund’s operations, policies or practices.

On March 8, 2023, the Board has designated the Adviser as its valuation designee pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of the Fund’s investments that do not have readily available market quotations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Valuation Risk
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

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result in leading the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such LIBOR and SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of December 31, 2022, on a fair value basis, approximately 76.79% of our debt investments bear interest at a fixed rate and approximately 23.21% of our debt investments bear interest at a floating rate. As of December 31, 2022, 97.40% of our floating rate debt investments are subject to interest rate floors. Additionally, the Bank of America Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2022. Interest expense is calculated based on the terms of the Bank of America Credit Facility, using the outstanding balance as of December 31, 2022. Interest expense on the Bank of America Credit Facility is calculated using the interest rate as of December 31, 2022, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(508)	$(273)	$(235)
Base Interest Rate	—	—	—
+100 Basis Points	2,033	1,091	942
+200 Basis Points	4,066	2,183	1,883
+300 Basis Points	6,100	3,274	2,826

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements attached to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholder of Nuveen Churchill Private Capital Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Nuveen Churchill Private Capital Income Fund and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in net assets and cash flows for the period from February 8, 2022 (inception) through December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations, changes in its net assets and its cash flows for the period from February 8, 2022 (inception) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 by correspondence with the custodian. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2023

We have served as the Company’s auditor since 2022.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

As of December 31, 2022
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (cost of $352,998)	$349,518
Cash and cash equivalents	65,785
Due from affiliate expense support (See Note 4)	2,215
Interest receivable	4,282
Receivable for investments sold	196
Prepaid expenses	29
Total assets	$422,025

Liabilities
Secured borrowings (net of $647 deferred financing costs) (See Note 5)	$154,353
Distributions payable	3,109
Interest payable	533
Due to affiliate expense support (See Note 4)	2,215
Board of Trustees' fees payable	128
Accounts payable and accrued expenses	1,386
Total liabilities	161,724

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 10,540,040 Class I shares issued and outstanding	105
Paid-in-capital in excess of par value	263,396
Total distributable earnings (loss)	(3,200)
Total net assets	$260,301

Total liabilities and net assets	$422,025

Net asset value per Class I share	$24.70
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except share and per share data)

Period from February 8, 2022 (inception) through December 31, 2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$20,741
Payment-in-kind interest income	1,275
Other income	504
Total investment income	22,520

Expenses:
Organizational expenses	1,081
Interest and debt financing expenses	4,083
Interest expense on Note (See Note 4)	226
Professional fees	708
Board of Trustees’ fees	385
Administration fees (See Note 4)	299
Other general and administrative expenses	260
Offering costs	228
Total expenses before expense support	7,270
Expense support (See Note 4)	(1,558)
Net expenses after expense support	5,712
Net investment income before excise taxes	16,808
Excise taxes	2
Net investment income (loss)	16,806

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(347)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(3,480)
Total net realized and unrealized gain (loss) on investments	(3,827)

Net increase (decrease) in net assets resulting from operations	$12,979

Per share data:
Net investment income (loss) per share - Class I common share	$1.60
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$1.24
Weighted average common shares outstanding - Class I common share	10,501,989
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

Period from February 8, 2022 (inception) through December 31, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$16,806
Net realized gain (loss) on investments	(347)
Net change in unrealized appreciation (depreciation) on investments	(3,480)
Net increase (decrease) in net assets resulting from operations	12,979
Shareholder Distributions:
Class I (1)	(16,179)
Net increase (decrease) in net assets resulting from shareholder distributions	(16,179)
Capital share transactions:
Class I:
Issuance of common shares, net	263,501
Net increase (decrease) in net assets resulting from capital share transactions - Class I	263,501
Total increase (decrease) in net assets	260,301
Net assets, at beginning of period	—
Net assets, at end of period	$260,301
____________________
(1)For the period from February 8, 2022 (inception) through December 31, 2022, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, except share and per share data)

Period from February 8, 2022 (inception) through December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,979

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(93,554)
Proceeds from principal repayments and sales of investments	38,221
Payment-in-kind interest	(1,275)
Amortization of premium/accretion of discount, net	(506)
Net realized (gain) loss on investments	347
Net change in unrealized (appreciation) depreciation on investments	3,480
Amortization of deferred financing costs	14
Changes in operating assets and liabilities:
Due from affiliate expense support	(2,215)
Receivable for investments sold	(196)
Interest receivable	(4,282)
Prepaid expenses	(29)
Interest payable	533
Due to affiliate expense support	2,215
Board of Trustees' fees payable	128
Accounts payable and accrued expenses	985
Net cash provided by (used in) operating activities	(43,155)

Cash flows from financing activities:
Proceeds from issuance of common shares	1
Proceeds from secured borrowings	162,500
Repayments of secured borrowings	(7,500)
Repayments of Note	(32,731)
Distributions paid	(13,070)
Payments of deferred financing costs	(260)
Net cash provided by (used in) financing activities	108,940

Net increase (decrease) in cash and cash equivalents	65,785
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$65,785

Supplemental information and non-cash activities:
Purchases of investments	$(296,231)
Cash paid during the period for interest	$3,702
Financing costs paid through expense support	$462
Amortization of deferred financing costs paid through expense support	$60
Issuance of Class I common shares, net	$263,500
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Automotive
Randys Holdings, Inc	(4) (6) (7)	First Lien Term Loan	S+ 6.50%	11.09%	11/1/2028	$3,996	$3,918	$3,919	1.51%
Randys Holdings, Inc (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.50%	11.09%	11/1/2028	1,332	—	(26)	(0.01)%
Total Automotive							3,918	3,893	1.50%

Banking, Finance, Insurance, Real Estate
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(4) (6) (7) (11)	First Lien Term Loan	L+ 5.75%	10.52%	10/14/2028	5,999	375	266	0.10%
Total Banking, Finance, Insurance, Real Estate							375	266	0.10%

Beverage, Food & Tobacco
Cold Spring Brewing Company	(4) (6)	First Lien Term Loan	S+ 4.75%	9.11%	12/19/2025	6,805	6,805	6,804	2.61%
Fortune International, LLC	(4) (6)	First Lien Term Loan	L+ 4.75%	9.52%	1/17/2026	6,948	6,891	6,802	2.61%
Fresh Edge	(4)	Subordinated Debt	S+ 9.00%	13.36%	4/2/2029	2,890	2,820	2,820	1.08%
Mr. Greens	(4)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	1/26/2026	10,153	9,807	10,153	3.90%
Nonni's Foods, LLC	(4) (6)	First Lien Term Loan	L+ 5.00%	9.39%	12/1/2023	6,963	6,958	6,915	2.66%
SW Ingredients Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2026	10,076	10,076	9,521	3.67%
Total Beverage, Food & Tobacco							43,357	43,015	16.53%

Capital Equipment
GenServe LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.25%	9.84%	4/12/2024	6,947	6,891	6,937	2.66%
Total Capital Equipment							6,891	6,937	2.66%

Chemicals, Plastics, & Rubber
Spartech	(4) (6) (7)	First Lien Term Loan	L+ 4.75%	9.52%	5/8/2028	3,970	3,970	3,863	1.48%
SupplyOne, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	2/1/2025	10,113	10,113	10,113	3.89%
Total Chemicals, Plastics, & Rubber							14,083	13,976	5.37%

Construction & Building
Gannett Fleming	(4) (6)	First Lien Term Loan	S+ 6.50%	11.09%	12/20/2028	2,000	1,960	1,960	0.76%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Hyphen Solutions, LLC	(4) (6) (7)	First Lien Term Loan	L+ 5.50%	9.89%	10/27/2026	6,947	6,898	6,804	2.61%
SPI LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	9.59%	12/21/2027	6,948	6,855	6,804	2.61%
Total Construction & Building							15,713	15,568	5.98%

Consumer Goods: Durable
Freedom U.S. Acquisition Corporation	(4) (6)	First Lien Term Loan	L+ 4.50%	9.27%	11/10/2023	7,000	7,000	6,955	2.67%
NMC Skincare Intermediate Holdings II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	L+ 5.00%	9.77%	10/31/2024	6,946	6,849	6,672	2.56%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S+ 5.00%	9.59%	9/7/2028	2,045	2,026	2,026	0.78%
Total Consumer Goods: Durable							15,875	15,653	6.01%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.09%	1/14/2026	6,946	6,923	6,815	2.62%
Elevation Labs	(4) (6)	First Lien Term Loan	S+ 5.25%	9.84%	6/30/2028	1,315	1,303	1,301	0.50%
Elevation Labs (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.25%	9.84%	6/30/2028	599	(3)	(6)	—%
Image International Intermediate Holdco II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	L+ 5.50%	10.27%	7/10/2024	6,992	6,950	6,873	2.64%
Revision Buyer LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,075	9,889	9,896	3.80%
Ultima Health Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,306	1,282	1,278	0.49%
Total Consumer Goods: Non-Durable							26,344	26,157	10.05%

Containers, Packaging & Glass
New ILC Dover, Inc.	(4) (6) (7)	First Lien Term Loan	L+ 5.00%	9.77%	1/31/2026	6,947	6,935	6,946	2.67%
Oliver Packaging	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	1,332	1,308	1,265	0.48%
PG Buyer, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,092	8,092	8,092	3.11%
Total Containers, Packaging & Glass							16,335	16,303	6.26%

Energy: Oil & Gas
AmSpec Group, Inc.	(4) (6) (7)	First Lien Term Loan	L+ 5.75%	10.52%	7/2/2024	6,946	6,946	6,945	2.67%
Dresser Utility Solutions, LLC	(4) (6)	First Lien Term Loan	L+ 4.25%	8.64%	10/1/2025	3,473	3,473	3,473	1.33%
Dresser Utility Solutions, LLC (Incremental)	(4) (6)	First Lien Term Loan	L+ 5.25%	9.64%	10/1/2025	3,473	3,429	3,399	1.30%
Marco APE Opco Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 4.25% (PIK)	9/2/2026	8,633	8,103	7,458	2.87%
Total Energy: Oil & Gas							21,951	21,275	8.17%

Environmental Industries
North Haven Stack Buyer, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	9.86%	7/16/2027	6,947	6,918	6,845	2.63%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(4) (6)	First Lien Term Loan	S+ 5.25%	9.61%	8/31/2028	824	816	816	0.31%
Total Environmental Industries							7,734	7,661	2.94%

Healthcare & Pharmaceuticals
Heartland Veterinary Partners LLC (Incremental)	(4)	Subordinated Debt	S+ 7.50%	12.09%	12/10/2027	1,000	982	980	0.38%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(4) (11)	Subordinated Debt	S+ 7.50%	12.09%	12/10/2027	5,000	—	(100)	(0.04)%
New You Bariatric Group, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	9.84%	8/26/2024	6,946	6,946	6,838	2.63%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(4) (6)	First Lien Term Loan	S+ 5.75%	10.34%	10/5/2029	2,265	2,217	2,221	0.85%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	10.34%	10/5/2029	735	—	(14)	(0.01)%
Southern Veterinary Partners	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	9.86%	10/5/2027	3,085	3,026	3,022	1.16%
US Radiology Specialists, Inc.	(6) (7) (12)	First Lien Term Loan	L+ 5.25%	10.02%	12/15/2027	1,882	1,798	1,704	0.66%
W2O Holdings, LLC	(4) (6)	First Lien Term Loan	L+ 4.75%	9.52%	6/12/2025	6,947	6,947	6,905	2.65%
Wellspring Pharmaceutical	(4) (6)	First Lien Term Loan	S+ 5.75%	10.53%	8/22/2028	4,095	4,017	4,020	1.54%
Wellspring Pharmaceutical (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.75%	10.53%	8/22/2028	1,895	(14)	(35)	(0.01)%
Total Healthcare & Pharmaceuticals							25,919	25,541	9.81%

High Tech Industries
Infobase Acquisition, Inc.	(4) (6)	First Lien Term Loan	S+ 5.50%	10.09%	6/14/2028	738	731	729	0.28%
Infobase Acquisition, Inc. (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.50%	10.09%	6/14/2028	122	—	(2)	0.00%
ITSavvy LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	9.84%	8/8/2028	1,793	1,776	1,793	0.69%
ITSavvy LLC (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.25%	9.84%	8/8/2028	480	(5)	—	0.00%
Specialist Resources Global Inc. (Delayed Draw)	(4) (6)	First Lien Term Loan	L+ 4.50%	8.89%	9/23/2025	6,947	6,947	6,894	2.65%
Total High Tech Industries							9,449	9,414	3.62%

Media: Advertising, Printing & Publishing
Viking Target, LLC	(4) (6)	First Lien Term Loan	L+ 5.00%	9.77%	8/9/2024	6,945	6,906	6,916	2.66%
Total Media: Advertising, Printing & Publishing							6,906	6,916	2.66%

Services: Business
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,649	2,597	2,598	1.00%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Brown & Joseph, LLC	(4) (6)	First Lien Term Loan	S+ 5.75%	10.34%	6/20/2024	6,945	6,896	6,920	2.66%
Class Valuation	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	436	415	0.16%
CrossCountry Consulting	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	10.34%	6/1/2029	1,393	1,367	1,376	0.53%
CrossCountry Consulting (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S+ 5.75%	10.34%	6/1/2029	560	(5)	(7)	—%
CV Intermediate Holdco Corp.	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,848	9,333	3.59%
Evergreen Services Group	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	10.59%	6/15/2029	4,068	3,991	3,971	1.52%
Evergreen Services Group (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	10.59%	6/15/2029	970	694	680	0.26%
Kofile, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.75% (PIK)	7/29/2026	10,128	10,128	9,987	3.84%
Phaidon International	(4) (6) (10) (13)	First Lien Term Loan	S+ 5.50%	9.86%	8/22/2029	7,000	6,932	6,916	2.66%
Red Dawn SEI Buyer, Inc.	(4)	Subordinated Debt	L+ 8.25%	13.02%	11/22/2026	6,650	6,650	6,650	2.54%
Red Dawn SEI Buyer, Inc. (Incremental)	(4)	Subordinated Debt	L+ 8.50%	13.27%	11/22/2026	3,350	3,350	3,350	1.29%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	9.84%	5/27/2029	2,993	2,964	2,881	1.11%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S+ 6.25%	10.84%	5/28/2029	600	594	593	0.23%
Trilon Group, LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	10.84%	5/28/2029	400	37	32	0.01%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 5.25%	9.84%	5/27/2029	3,000	3,000	2,888	1.11%
Total Services: Business							59,479	58,583	22.51%

Services: Consumer
A Place for Mom, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 4.50%	9.09%	2/10/2026	6,936	6,936	6,657	2.56%
ADPD Holdings, LLC (a/k/a NearU)	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	10.59%	8/16/2028	4,848	4,807	4,800	1.84%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	10.59%	8/16/2028	1,000	—	(10)	—%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	10.59%	8/16/2028	150	—	(1)	—%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	10.59%	8/16/2028	1,000	—	(10)	—%
Apex Services Partners, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.09%	7/31/2025	3,000	2,973	2,981	1.14%
Apex Services Partners, LLC (Delayed Draw) (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.09%	7/31/2025	3,000	2,987	2,981	1.14%
Excel Fitness	(4) (6)	First Lien Term Loan	S+ 5.25%	9.84%	4/27/2029	5,985	5,920	5,690	2.19%
Total Services: Consumer							23,623	23,088	8.87%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.09%	7/18/2028	742	728	718	0.28%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

LMI Consulting, LLC (LMI) (Incremental)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.09%	7/18/2028	2,985	2,889	2,889	1.11%
Total Sovereign & Public Finance							3,617	3,607	1.39%

Telecommunications
Arise Holdings Inc.	(4) (6)	First Lien Term Loan	S+ 4.25%	8.84%	12/9/2025	6,946	6,894	6,720	2.58%
Total Telecommunications							6,894	6,720	2.58%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(4) (6)	First Lien Term Loan	L+ 5.00%	9.77%	12/23/2026	5,985	5,870	5,869	2.25%
Kenco Group, Inc.	(4) (6)	First Lien Term Loan	S+ 5.50%	10.09%	11/15/2029	5,150	5,049	5,049	1.94%
Kenco Group, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.50%	10.09%	11/15/2029	850	(17)	(17)	(0.01)%
Total Transportation: Cargo							10,902	10,901	4.18%

Wholesale
AMC Buyer, LLC	(4) (6)	First Lien Term Loan	S+ 5.50%	10.09%	11/2/2024	6,947	6,919	6,947	2.67%
CDI AcquisitionCo, Inc.	(4) (6)	First Lien Term Loan	S+ 4.50%	9.28%	12/24/2024	6,865	6,840	6,827	2.62%
ISG Merger Sub, LLC (dba Industrial Service Group)	(4) (6)	First Lien Term Loan	S+ 6.25%	10.61%	12/7/2028	2,479	2,429	2,429	0.93%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	10.61%	12/7/2028	1,282	(6)	(25)	(0.01)%
New Era Technology, Inc	(4) (6) (7)	First Lien Term Loan	L+ 6.25%	11.02%	10/31/2026	6,947	6,919	6,650	2.56%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	10.34%	9/9/2023	6,963	6,955	6,878	2.64%
Total Wholesale							30,056	29,706	11.41%

Total Debt Investments							349,421	345,180	132.60%

Equity Investments
Beverage, Food & Tobacco
Fresh Edge	(4) (8) (9)	Class A Preferred Units	N/A	—%	N/A	—	454	454	0.17%
Fresh Edge	(4) (8) (9)	Class B Common Units	N/A	—%	N/A	—	—	—	—%
Mr. Greens	(4) (8) (9)	Limited Partnership Interests	N/A	—%	N/A	1	101	276	0.11%
Spice World	(4) (8) (9)	LLC Common Units	N/A	—%	N/A	1	126	101	0.04%
Total Beverage, Food & Tobacco							681	831	0.32%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Chemicals, Plastics & Rubber
SupplyOne, Inc.	(4) (8) (9)	LLC Common Units	N/A	—%	N/A	1	504	980	0.38%
Total Chemicals, Plastics & Rubber							504	980	0.38%

Construction & Building
Gannett Fleming	(4) (8) (9)	Limited Partnership Interests	N/A	—%	N/A	85	85	85	0.03%
Trench Plate Rental Co.	(4) (8) (9)	Common Equity	N/A	—%	N/A	1	127	134	0.05%
Total Construction & Building							212	219	0.08%

Consumer Goods: Non-Durable
RVGD Aggregator LP (Revision Skincare)	(4) (8) (9)	Limited Partnership Interests	N/A	—%	N/A	—	98	133	0.05%
Ultima Health Holdings, LLC	(4) (8) (9)	Preferred Units	N/A	—%	N/A	—	130	130	0.05%
Total Consumer Goods: Non-Durable							228	263	0.10%

Containers, Packaging & Glass
Oliver Packaging	(4) (8) (9)	Class A Common Units	N/A	—%	N/A	6	610	639	0.25%
PG Aggregator, LLC	(4) (8) (9)	LLC Units	N/A	—%	N/A	—	109	135	0.05%
Total Containers, Packaging & Glass							719	774	0.30%

High Tech Industries
ITSavvy LLC	(4) (8) (9)	Class A Common Units	N/A	—%	N/A	—	119	158	0.06%
Total High Tech Industries							119	158	0.06%

Services: Business
BroadcastMed Holdco, LLC	(4) (8) (9)	Series A-3 Preferred Units	N/A	—%	N/A	44	655	655	0.25%
CV Holdco, LLC	(4) (8) (9)	Class A Common Units	N/A	—%	N/A	1	102	49	0.02%
Kofile, Inc.	(4) (8) (9)	Class A-2 Common Units	N/A	—%	N/A	—	108	78	0.03%
Total Services: Business							865	782	0.30%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(4) (8) (9)	Limited Partnership Interests	N/A	—%	N/A	1	142	151	0.06%
Total Services: Consumer							142	151	0.06%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Sovereign & Public Finance
LMI Renaissance	(4) (8) (9)	Limited Partnership Interests	N/A	—%	N/A	107	107	180	0.07%
Total Sovereign & Public Finance							107	180	0.07%

Total Equity Investments							3,577	4,338	1.67%

Total Investments							$352,998	$349,518	134.27%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at December 31, 2022. As of December 31, 2022, effective rates for 1M L and 3M L are 4.39% and 4.77%, respectively. As of December 31, 2022, effective rates for 1M S, 3M S and 6M S are 4.36%, 4.59% and 4.78%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2022. Certain investments are subject to a LIBOR or SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $260,301 as of December 31, 2022.
(6)Denotes that all or a portion of the assets are owned by SPV I (as defined in Note 1 “Organization”). SPV I entered into a senior secured revolving credit facility (the “Bank of America Credit Facility”) on April 19, 2022. The lenders of the Bank of America Credit Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Fund. See Note 5 “Secured Borrowings”.
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2022, the Fund held seventeen restricted securities with an aggregate fair value of $4,338, or 1.7% of the Fund’s net assets. The acquisition dates of these securities were as follows: CV Holdco, LLC - March 31, 2022, Kofile, Inc. - March 31, 2022, Mr. Greens - March 31, 2022, PG Aggregator, LLC - March 31, 2022, RVGD Aggregator LP (Revision Skincare) - March 31, 2022. Spice World - March 31, 2022, Supply One - March 31, 2022, Trench Plate Rental Co. - March 31, 2022, LMI Renaissance - June 30, 2022, Oliver Packaging - July 6, 2022, ITSavvy LLC- August 8, 2022, ADPD Holdings, LLC (a/k/a NearU) - August 11, 2022 and Ultima Health Holdings, LLC - September 12, 2022, Fresh Edge Class A and Fresh Edge Class B - October 3, 2022, BroadcastMed Holdco, LLC - October 4, 2022 and Gannett Fleming - December 20, 2022.
(9)Equity investments are non-income producing securities unless otherwise noted.
(10)This portfolio company is not domiciled in the United States. The principal place of business for Phaidon International is the United Kingdom. A portfolio company that is not domiciled in the United States is considered a non-qualifying asset under Section 55(a) of the 1940 Act.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 6 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
(12)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 3 "Fair Value Measurements" for more information.
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of December 31, 2022, total non-qualifying assets at fair value represented 1.64% of the Fund's total assets calculated in accordance with the 1940 Act.
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund expects to primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. The portfolio will also include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We expect to target an investment portfolio consisting, directly or indirectly, of at least 50% in Senior Loan Investments, up to 30% in Junior Capital Investments and up to 20% in Equity Co-Investments. To support the Fund’s share repurchase program (as discussed further in Note 7), the Fund will also invest 5% - 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
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
On April 1, 2022, NCPIF Equity Holdings LLC (“Equity Holdings”), a Delaware limited liability company, was formed. As of December 31, 2022, Equity Holdings has not commenced operations. Equity Holdings is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation.
The Fund intends to offer on a continuous basis up to $2.5 billion of common shares of beneficial interest (“Common Shares”). On May 17, 2022, the Securities and Exchange Commission (the “SEC”) granted an exemptive order permitting the Fund to offer multiple classes of Common Shares and to impose varying sales loads, asset-based service and/or distribution fees and early withdrawal fees. The Fund intends to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. None of the share classes being offered will have early withdrawal fees. The purchase price per share for each class of Common Shares will equal the Fund’s net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. Nuveen Securities, LLC (the “Intermediary Manager”) will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the offering. As of December 31, 2022, only Class I shares were issued and outstanding.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Fund will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until it receives purchase orders for at least $2.5 million, excluding any Common Shares held by TIAA (as defined below), their respective affiliates and employees, and the Fund’s trustees and officers, in any combination of purchases of Class S shares, Class D shares and Class I shares and the Fund’s Board of Trustees (the “Board of Trustees” or “Board”) has authorized the release of funds in the escrow account.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Fund is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the period presented, have been included. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value unless otherwise disclosed within.
Consolidation
As provided under ASC 946, the Fund will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the consolidated financial statements include the accounts of PCAP and its wholly owned subsidiaries, SPV I and Equity Holdings. All significant intercompany balances and transactions have been eliminated.
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
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2022, the Fund did not hold any restricted cash or cash equivalents.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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
With respect to investments for which market quotations are not readily available (Level 3), the Board of Trustees undertakes a multi-step valuation process each quarter, as follows:
i.the quarterly valuation process begins with each portfolio company or investment being initially valued by either the professionals of the applicable investment team that are responsible for the portfolio investment or an independent third-party valuation firm;
ii.preliminary valuation conclusions are documented and approved by the applicable investment team’s investment committee;
iii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Board of Trustees to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Fund will provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis), including a review of management’s preliminary valuation and recommendation of fair value;
iv.the audit committee of the Board of Trustees (the "Audit Committee") reviews the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firms, and recommends those values to the Board of Trustees; and
v.the Board of Trustees discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the applicable investment team or the respective independent valuation firms and, where appropriate, the Audit Committee.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statement of assets and liabilities. Realized gains and losses on investment transactions are determined on a specific identification basis and are included as net realized gain (loss) on investments in the consolidated statement of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statement of operations and reflects the period-to-period change in fair value and cost of investments.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Fund accrues interest income if it expects that ultimately it will be able to collect such income.

The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Fund to maintain its status as a RIC, even though the Fund has not yet collected cash. As of December 31, 2022, the fair value of the loans in the portfolio with PIK income provisions was $70,361, which represents approximately 20.13% of total investments at fair value. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund earned PIK income of $1,275. As of December 31, 2022, there were no PIK loans in the Fund's portfolio on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the period from February 8, 2022 (inception) to December 31, 2022, the Fund did not earn any dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund earned other income of $504, primarily related to prepayment and amendment fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Loans are generally placed on non-accrual status when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment, or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of December 31, 2022, there were no loans in the Fund's portfolio on non-accrual status.
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing or amendments of borrowings. Amortization of deferred financing costs is computed on the straight-line basis over the term of the borrowings. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statement of operations. The unamortized balance of such costs is included as a direct deduction from the related liability in the accompanying consolidated statement of assets and liabilities.
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Fund. Organization costs are expensed as incurred and are shown in the Fund's consolidated statement of operations. Refer to Note 4 for further details on the Expense Support Agreement.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statement of operations. For the period from February 8, 2022 (inception) through December 31, 2022, offering costs of $484 were incurred, of which $228 were amortized and recognized as offering costs on the consolidated statement of operations, and covered under the Expense Support Agreement. Refer to Note 4 for further details on the Expense Support Agreement.
Income Taxes
The Fund intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the fiscal year ending December 31, 2022. As a result, the Fund must distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements.
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
In addition, based on the excise distribution requirements, the Fund is subject to a 4% nondeductible U.S. federal excise tax on undistributed income unless the Fund distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ended October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to U.S. federal income tax is considered to have been distributed. The Fund intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I is a disregarded entity for tax purposes and will be consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund incurred $2 in excise tax expense.
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
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Fund has agreements that have LIBOR as a reference rate with certain portfolio companies. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Fund intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Fund plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Fund did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period ended December 31, 2022.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). The amendments in ASU 2022-06 extend the period of time preparers can utilize the reference rate reform relief guidance. ASU 2022-06 is effective for all entities upon issuance. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Fund continues to evaluate the transition of reference rates and the impact of adopting ASU 2022-06 on the Fund’s consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

SEC Disclosure Update and Simplification

In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. As of December 31, 2022, the Board has not designated the Adviser to perform fair value determinations consistent with Rule 2a-5. The Fund has adopted certain revisions to its valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of December 31, 2022, according to the fair value hierarchy:

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$1,704	$249,667	$251,371
Subordinated Debt (1)	—	—	93,809	93,809
Equity Investments	—	—	4,338	4,338
Total	$—	$1,704	$347,814	$349,518
_______________
(1)Subordinated Debt is further comprised of Second Lien Term Loans and/or Second Lien Notes of $30,906 and Mezzanine Debt of $62,903.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period from February 8, 2022 (inception) through December 31, 2022:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of February 8, 2022 (inception)	$—	$—	$—	$—
Purchase of investments	271,109	113,294	3,575	387,978
Proceeds from principal repayments and sales of investments	(19,207)	(19,000)	—	(38,207)
Payment-in-kind interest	—	1,275	—	1,275
Amortization of premium/accretion of discount, net	310	191	—	501
Net realized gain (loss) on investments	(66)	(281)	—	(347)
Net change in unrealized appreciation (depreciation) on investments	(2,479)	(1,670)	763	(3,386)
Balance as of December 31, 2022	$249,667	$93,809	$4,338	$347,814

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2022	$(2,479)	$(1,670)	$763	$(3,386)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period from February 8, 2022 (inception) through December 31, 2022, there were no transfers into or out of Level 3.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2022 were as follows:

Investment Type	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$228,304	Yield Method	Implied Discount Rate	8.98%	13.37%	10.63%
First Lien Term Loans	21,363	Recent Transaction	Transaction Price	98.01	98.08	98.05
Subordinated Debt	88,391	Yield Method	Implied Discount Rate	8.88%	17.94%	13.39%
Subordinated Debt	5,418	Recent Transaction	Transaction Price	97.58	98.08	97.82
Equity Investments	3,144	Enterprise Value	EBITDA Multiple	9.25x	13.50x	10.93x
Total	$346,620
Equity investments in the amount of $1,194 at December 31, 2022 have been excluded from the table above as the investments are valued using recent transaction price.
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
4. RELATED PARTY TRANSACTIONS
Advisory Agreement
On March 31, 2022, the Fund entered into the Advisory Agreement. The Board of Trustees, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), has approved the Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. On August 3, 2022, the Board of Trustees, including all of the Independent Trustees, approved Amendment No. 1 to the Advisory Agreement (the “Advisory Agreement Amendment”). The Advisory Agreement Amendment was entered into solely to extend the notice requirement for the Adviser to terminate the Advisory Agreement from 60 days to 120 days (as described below).

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Unless terminated earlier as described below, the Advisory Agreement will remain in effect for a period of two years from March 31, 2022 and will remain in effect from year-to-year thereafter if approved annually by the Board of Trustees or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. The Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by the Adviser without penalty upon not less than 120 days’ written notice to the Fund or by the Fund without penalty upon not less than 60 days’ written notice to the Adviser. The holders of a majority of the outstanding voting securities may also terminate either of the Advisory Agreement without penalty.
Base Management Fee
The management fee is payable monthly in arrears at an annual rate of 0.75% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has operations, net assets will be measured using the beginning net assets as of the date on which the Fund breaks escrow. In addition, the Adviser has agreed to waive its management fee until the expiry of twelve months from the date on which the Fund breaks escrow.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund did not incur any incentive fee based on capital gains.
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
On August 3, 2022, the Board, including all of the Independent Trustees, approved Amendment No. 1 to the Sub-Advisory Agreement (the “Sub-Advisory Agreement Amendment”). The Sub-Advisory Agreement Amendment was entered into solely to extend the notice requirement applicable to both the Adviser and the Sub-Adviser to terminate the Sub-Advisory Agreement from 60 days to 120 days (as described below).
Unless terminated earlier as described below, the Advisory Agreement will remain in effect for a period of two years from March 31, 2022 and will remain in effect from year-to-year thereafter if approved annually by the Board of Trustees or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. The Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either the Fund or the Adviser without penalty upon not less than 120 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate either of the Advisory Agreement without penalty.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Administration Agreement
On March 31, 2022, the Fund entered into an administration agreement with the Administrator (the “Administration Agreement”), which was approved by the Board of Trustees. Pursuant to the Administration Agreement, the Administrator furnishes the Fund with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Fund with the preparation of the financial records that the Fund is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or the Sub-Adviser, the Administrator also may provide significant managerial assistance on the Fund’s behalf to those portfolio companies that have accepted the Fund’s offer to provide such assistance. U.S. Bancorp Fund Services, LLC will provide the Fund with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
For the period from February 8, 2022 (inception) through December 31, 2022, the Fund incurred $299 in fees under the Sub-Administrative Agreement, which were included in administration fees expense in the consolidated statement of operations. As of December 31, 2022, $246 was unpaid and included in accounts payable and accrued expenses in the consolidated statement of assets and liabilities.
Intermediary Manager Agreement
On March 31, 2022, the Fund entered into an Intermediary Manager Agreement (the “Intermediary Manager Agreement”) with the Intermediary Manager, an affiliate of the Adviser. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager serves as the agent and principal distributor for the Fund’s public offering of its Common Shares. The Intermediary Manager is entitled to receive distribution and/or shareholder servicing fees monthly at an annual rate of 0.85% of the value of the Fund’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager is entitled to receive distribution and/or shareholder servicing fees monthly at an annual rate of 0.25% of the value of the Fund’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I shares.
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
(dollar amounts in thousands, except per share data)

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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
September 30, 2022	379	—	379	September 30, 2025
December 31, 2022	176	—	176	December 31, 2025
Total	$2,215	$—	$2,215
Board of Trustees’ Fees
The Board consists of seven members, four of whom are Independent Trustees. On March 30, 2022, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund incurred $385 in fees which are included in Board of Trustees’ fees in the consolidated statement of operations. As of December 31, 2022, $128 were unpaid and is included in Board of Trustees’ fees payable in the accompanying consolidated statement of assets and liabilities.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Other Related Party Transactions
From time to time, the Adviser may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. As of December 31, 2022, the Fund owed the Adviser $231 for reimbursements including the Fund’s allocable portion of overhead, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
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
5. SECURED BORROWINGS
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 267.94% as of December 31, 2022.
On April 19, 2022, SPV I entered into a credit agreement with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (the “Credit Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”).
On October 4, 2022, SPV I entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment, among other things: (i) increased the maximum amount available under the Bank of America Credit Facility from $200 million to $250 million; and (ii) increased the rate to be paid from Daily SOFR +2.00% to Daily SOFR +2.15% with a “step up” on the one year anniversary of the Closing Date (as defined in the Amendment) increasing from Daily SOFR +2.15% to Daily SOFR +2.40%, as reflected in the Amendment.
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of December 31, 2022, the Bank of America Credit Facility bears interest at a rate of Daily SOFR plus 2.15% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the fifth anniversary of the effective date of April 19, 2022, or April 19, 2027 or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
Prior to the closing of the Bank of America Credit Facility, the Fund contributed and/or sold certain assets to SPV I pursuant to a contribution and sale agreement and TIAA contributed and/or sold certain assets to SPV I pursuant to a master participation and assignment agreement, and the Fund expects to continue to contribute and/or sell assets to SPV I pursuant to a contribution and sale agreement in the future. The Fund may, but will not be required to, repurchase and/or substitute certain assets previously transferred to SPV I subject to the conditions specified in the contribution and sale agreement and the Bank of America Credit Facility Agreement.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2022, approximates its carrying value. The carrying amounts of the Company assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowing consisted of the following as of December 31, 2022:

	December 31, 2022
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	155,000	155,000
Unused Portion (2)	95,000	95,000
Amount Available (3)	81,855	81,855
_______________
(1)Borrowings outstanding on the consolidated statement of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the period from February 8, 2022 (inception) through December 31, 2022, the components of interest expense and debt financing expenses were as follows:

Period from February 8, 2022 (inception) through December 31, 2022
Borrowing interest expense	$3,697
Unused fees	312
Amortization of deferred financing costs (1)	74
Total interest and debt financing expenses	$4,083
Average interest rate (2)	4.90%
Average daily borrowings	$116,212
_______________
(1)For the period from February 8, 2022 (inception) through December 31, 2022, $462 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes interest expense and unused fees.
6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2022 for any such exposure.
As of December 31, 2022, the Fund had the following unfunded commitments to fund delayed draw loans and an equity investment:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Portfolio Company	December 31, 2022
ADPD Holdings, LLC	$2,149
Evergreen Services Group, LLC	267
Heartland Veterinary Partners, LLC	5,000
Infobase Acquisition, Inc.	122
ISG Merger Sub, LLC	1,282
ITSavvy, LLC	480
Kenco Group, Inc.	850
KL Bronco Acquisition, Inc.	599
Patriot Growth Insurance Service	5,568
Randys Holdings, Inc	1,332
SCP Eye Care Holdco, LLC	735
Trilon Group, LLC	363
Victors CCC Buyer LLC	560
Wellspring Pharmaceutical	1,895
Total unfunded commitments	$21,202

The Fund believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2022, the Fund had cash of $65,785 and an unused portion under the Bank of America Credit Facility of $95,000.
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
Distributions
The following table summarizes the Fund’s dividends declared for the period from February 8, 2022 (inception) through December 31, 2022.

			Class I
Declaration Date	Record Date	Payment Date	Dividend per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
_______________
(1)Represents monthly dividend of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly dividend of $0.15 per share for each of July 2022, August 2022 and September 2022.
(2)Comprised of $0.19 regular dividend and $0.105 special dividend.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Distribution Reinvestment Plan
The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash dividends declared by the Board of Trustees on behalf of its shareholders who do not elect to receive their dividends in cash, except for shareholders in certain states. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
As of December 31, 2022, no Common Shares were issued pursuant to the distribution reinvestment plan.
Share Repurchase Program
Beginning no later than the first full calendar quarter from the date on which the Fund breaks escrow, and at the discretion of the Board of Trustees, the Fund intends to commence a share repurchase program in which it intends to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board of Trustees, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the Share Repurchase Program is in the best interest of the Fund and shareholders, and will reinstate the Share Repurchase Program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board is not required to authorize the recommencement of our Share Repurchase Program within any specified period of time.The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.
Under the share repurchase program, to the extent the Fund offers to repurchase Common Shares in any particular quarter, the Fund expects to repurchase Common Shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.Common Shares. The repurchase of the Adviser’s shares, if any, will be on the same terms and subject to the same limitations as other shareholders under the Share Repurchase Program.
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board of Trustees, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions. TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the Share Repurchase Plan limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall Share Repurchase Plan limits.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the period from February 8, 2022 (inception) through December 31, 2022:

Period from February 8, 2022 (inception) through December 31, 2022
Class I
Per share data:
Net asset value at February 8, 2022	$—
Net investment income (loss)	1.60
Net realized gains (losses) (1)	(0.02)
Net change in unrealized appreciation (depreciation) (1)	(0.34)
Net increase (decrease) in net assets resulting from operations	1.24
Stockholder distributions from income (2)	(1.54)
Issuance of common shares	25.00
Net asset value at end of period	$24.70

Supplemental Data:
Net assets at end of period	$260,301
Shares outstanding at end of period (1)	10,540,040
Total return	4.91%

Ratio to average net assets:
Ratio of net expenses to average net assets (3) (4)	2.41%
Ratio of net investment income (loss) to average net assets (3)	7.13%
Portfolio turnover rate (5)	12.11%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)Ratios are annualized except for expense support amounts relating to organizational costs and interest expense on the Note. The ratio of total expenses to average net assets was 3.02% for the period from February 8, 2022 (Inception) through December 31, 2022, on an annualized basis, excluding the effect of expense support which represented (0.61)% of average net assets. Average net assets is calculated utilizing quarterly net assets.
(4)The ratio of interest and debt financing expenses and interest expense on the Note to average net assets for the period from February 8, 2022 (Inception) through December 31, 2022 was 1.82%. Average net assets is calculated utilizing quarterly net assets.
(5)Portfolio turnover rate is calculated using the lesser of inception-to-date sales or inception-to-date purchases over the average of the invested assets at fair value for the periods reported.
9. INCOME TAX

The Fund intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the fiscal year ending December 31, 2022. As a result, the Fund generally must timely distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements.
The Fund will file income tax returns in U.S. federal and applicable state and local jurisdictions. The Fund’s U.S. federal income tax return is generally subject to examination for a period of three fiscal years after being filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Funds’s tax positions taken for the open tax year and has concluded that no provision for income tax is required in the Fund’s consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to the timing of temporary and permanent differences in the recognition of gains and losses on investment transactions. Temporary differences do not require reclassification. As of December 31, 2022, permanent differences that resulted in reclassifications among the components of net assets resulting from operations relate primarily to paydowns, amendment fees and prepayment fees. Temporary and permanent differences have no impact on the Fund’s net assets.
As of December 31, 2022, the Fund’s cost of investments for U.S. federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

December 31, 2022
Tax cost of investments	$352,998
Gross unrealized appreciation on investments	1,389
Gross unrealized depreciation on investments	(4,869)
Net unrealized appreciation (depreciation) on investments	$(3,480)

As of December 31, 2022, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

December 31, 2022
Undistributed Ordinary Income - Net	$370
Undistributed Long-Term Income - Net	—
Total Undistributed Earnings	370
Capital loss carryforward	(88)
Unrealized Earnings (Losses) - Net	(3,480)
Other book-to-tax differences	—
Total Accumulated Earnings (Losses) - Net	$(3,198)

Capital losses in excess of capital gains earned in a tax year generally may be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2022, the Fund had $(88) capital loss carryforward available for use in future tax years.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For income tax purposes, dividends paid and distributions made to the Fund's shareholders are reported by the Fund to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of the distributions paid for the year ended December 31, 2022 was as follows:

December 31, 2022
Distributions paid from:
Ordinary income	$16,179
Net long-term capital gains	—
Total taxable distributions	$16,179
The Fund is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Fund distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund incurred $2 in excise tax expense.
The Fund accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Fund has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740.
10. SUBSEQUENT EVENTS

The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2022, except as discussed below.

On January 10, 2023, the Board, including all of the Independent Trustees, approved Amendment No. 2 (the “Advisory Agreement Amendment”) to the Investment Advisory Agreement, dated as of March 31, 2022 (the “Advisory Agreement”), by and between the Fund and the Adviser. The Fund and the Adviser entered into the Advisory Agreement Amendment as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering. The Advisory Agreement Amendment, among other things: (1) removes sunset provisions contingent upon recognition of the Common Shares as “covered securities”; (2) removes provisions entitling the Adviser to amounts owed under Sections 3 or 7 of the Advisory Agreement following a notice of termination of the Advisory Agreement; (3) specifies the conditions under which the Adviser may sell all or substantially all of the Fund’s assets; and (4) revises provisions to reflect conflicts of interest provisions set forth in the NASAA Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time (the “Omnibus Guidelines”). The Advisory Agreement Amendment became effective immediately.

On January 10, 2023, the Board, including all of the Independent Trustees, approved Amendment No. 1 (the “Administration Agreement Amendment”) to the Administration Agreement, dated as of March 31, 2022 (the “Administration Agreement”), by and between the Fund and the Administrator. The Fund and the Administrator entered into the Administration Agreement Amendment as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering. The Administration Agreement Amendment provides that the Indemnified Parties (as defined in the Administration Agreement) will not be entitled to indemnification for any loss or liability to the Fund or its shareholders by reason of the Indemnified Parties’ negligence or misconduct, in accordance with the Omnibus Guidelines. The Administration Agreement Amendment became effective immediately.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

On January 10, 2023, the Board approved an amendment and restatement of the Fund’s Third Amended and Restated Declaration of Trust (the “Fourth Amended and Restated Declaration of Trust”). The Fund adopted the Fourth Amended and Restated Declaration of Trust as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering. The Fourth Amended and Restated Declaration of Trust, among other things: (1) provides that any merger or other reorganization of the Fund shall be subject to the approval of a majority of the Fund’s shareholders; (2) removes sunset provisions contingent upon recognition of the Fund’s securities as “Covered Securities” (as defined in the Fourth Amended and Restated Declaration of Trust); (3) provides that derivative actions brought on behalf of the Fund need not obtain a minimum percentage of shareholders joining in the action; and (4) modifies the exclusive Delaware jurisdiction provision to exclude claims arising under state securities laws. The Fourth Amended and Restated Declaration of Trust became effective immediately.

On January 10, 2023, the Board approved an amendment and restatement of the Fund’s Bylaws (the “Amended and Restated Bylaws”). The Fund adopted the Amended and Restated Bylaws as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering. The Amended and Restated Bylaws, among other things, provides for an annual meeting of shareholders for the election of Trustees (as defined in the Amended and Restated Bylaws) and provides that the Bylaws, which previously could only be amended by the Board, may be amended by either the Board or by the vote of a majority of the votes cast by shareholders present in person or by proxy. The Amended and Restated Bylaws became effective immediately.
On January 31, 2023, the Board declared a distribution of $0.20 per Class I share to the Class I shareholder of record as of January 31, 2023, payable on February 28, 2023.
On February 28, 2023, the Board declared a distribution of $0.20 per Class I share to the Class I shareholder of record as of February 28, 2023, payable on March 28, 2023.

On February 28, 2023, the Board approved an amendment and restatement of the Fourth Amended and Restated Declaration of Trust (the “Fifth Amended and Restated Declaration of Trust”). The Fund adopted the Fifth Amended and Restated Declaration of Trust as a result of comments issued by securities regulators from certain states in connection with their “blue sky” review of the Fund’s offering. The Fifth Amended and Restated Declaration of Trust, among other things: (1) provides that the Board may not cause the merger, reorganization, consolidation, or dissolution of the Fund without the concurring vote of a majority of then-outstanding shares of beneficial interest of the Fund; (2) establishes consistent voting threshold for shareholder votes on proposals to amend the Declaration of Trust; and (3) conforms certain provisions to the provisions set forth in the Omnibus Guidelines. The Fifth Amended and Restated Declaration of Trust became effective immediately.

On February 28, 2023, the Board approved an amendment and restatement of the Amended and Restated Bylaws (the “Second Amended and Restated Bylaws”). The Fund adopted the Second Amended and Restated Bylaws as a result of comments issued by securities regulators from certain states in connection with their “blue sky” review of the Fund’s offering. The Fourth Amended and Restated Bylaws, among other things: (1) revises certain provisions to affirm that the Fund will hold annual meetings of its shareholders; and (2) conforms provision related to contested election where no trustee receives sufficient votes to be elected with the requirements set forth in the Omnibus Guidelines. The Second Amended and Restated Bylaws became effective immediately.
On March 8, 2023, the Board has designated the Adviser as its valuation designee pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of the Fund’s investments that do not have readily available market quotations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On March 8, 2023, the Board has designated the Adviser as its valuation designee pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of the Fund’s investments that do not have readily available market quotations.
On March 8, 2023, the Board appointed Michael Perry as a trustee of the Board, effective March 10, 2023, for a term expiring at the Fund’s 2023 annual meeting of the shareholders. Mr. Perry is an “interested person” (as defined in the 1940 Act) of the Fund due to his position as Executive Vice President and Head of the Global Client Group for Nuveen, the parent company of the Adviser.

Mr. Perry oversees the Global Client Group at Nuveen, which is responsible for developing and deploying Nuveen’s insights, capabilities and solutions to best serve Wealth and Institutional clients. He is a member of Nuveen’s Executive Leadership Team, providing expertise across Nuveen’s asset management business with a focus on growing revenue through new business opportunities and expanded relationships with current clients. Previously, he led Nuveen’s U.S. and Global distribution teams, and was head of Global Product where he helped build and grow the firm’s closed-end fund and alternative investment businesses. Before joining Nuveen in 2015, he spent five years at UBS Wealth Management, where he was a member of the Executive Committee responsible for investment advisory programs and manager research, planning, funds, alternative investments, insurance and the UBS Trust Company. Prior to that, he spent 15 years at Merrill Lynch as a senior executive leading a number of capital market and investment advisory businesses focused on the wealth management channel. Mr. Perry graduated with a B.S. in Industrial and Operations Engineering from the University of Michigan and an M.B.A. from the New York University Stern School of Business. He is a board member for Youth, Inc., a non-profit that empowers organizations serving New York City youth.

Mr. Perry also serves as a director of Nuveen Churchill Direct Lending Corp., also managed by the Adviser, since December 2019. Mr. Perry is a valuable member of our board of directors because of his extensive experience with alternative investments and retail, high net worth and institutional client channels. There are no arrangements or understandings between Mr. Perry and any other persons pursuant to which he was selected as a trustee, nor is there any family relationship between Mr. Perry and any of the Fund’s trustees or executive officers. In addition, Mr. Perry is not a party to any current or proposed transaction between the Fund and Mr. Perry or his immediate family members that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
We will file a definitive Proxy Statement for our 2023 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2022. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2022.

ITEM 15. Exhibits and Financial Statement Schedules
a.Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
Nuveen Churchill Private Capital Income Fund
b.Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission.

3.1	Fifth Amended and Restated Declaration of Trust of the Registrant(7)
3.2	Second Amended and Restated Bylaws of the Registrant(7)
4.1	Form of Subscription Agreement(6)
4.2	Distribution Reinvestment Plan(3)
4.3	Description of Securities*
10.1	Investment Advisory Agreement between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC(3)
10.2	Amendment No. 1, dated as of August 3, 2022, to the Investment Advisory Agreement between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC(2)
10.3	Amendment No. 2. dated as of January 10, 2023, to the Investment Advisory Agreement between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC(5)
10.4	Investment Sub-Advisory Agreement by and between Churchill Asset Management LLC and Nuveen Asset Management, LLC(3)
10.5	Amendment No. 1, dated as of August 3, 2022, to the Investment Sub-Advisory Agreement by and between Churchill Asset Management LLC and Nuveen Asset Management, LLC(2)
10.6	Intermediary Manager Agreement by and between Nuveen Churchill Private Capital Income Fund and Nuveen Securities, LLC(1)
10.7	Form of Participating Dealer Agreement (included as Exhibit A to the Intermediary Manager Agreement attached hereto as Exhibit 10.6)
10.8	Distribution and Shareholder Servicing Plan of Nuveen Churchill Private Capital Income Fund(3)
10.9	Custody Agreement by and between Nuveen Churchill Private Capital Income Fund and U.S. Bank Trust Company, National Association(3)
10.10	Administration Agreement between Nuveen Churchill Private Capital Income Fund and Nuveen Churchill Administration LLC(3)
10.11	Amendment No. 1. dated as of January 10, 2023, to the Administration Agreement between Nuveen Churchill Private Capital Income Fund and Nuveen Churchill Administration LLC(5)
10.12	Form of Escrow Agreement by and among Nuveen Churchill Private Capital Income Fund, Nuveen Securities, LLC, and UMB Bank, N.A. (1)
10.13	Services Agreement between Nuveen Churchill private Capital income Fund and DST Systems, Inc.(3)
10.14	Expense Support and Conditional Reimbursement Agreement by and between Nuveen Churchill Private Capital income Fund and Churchill Asset Management LLC(3)
10.15
Credit Agreement, dated April 19, 2022, among NCPIF SPV I LLC, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Nuveen Churchill Private Capital Income Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, U.S. Bank National Association, as a collateral custodian, and Bank of America, N.A., as sole lead arranger and sole book manager(3)

10.16
Amendment No. 1 to Credit Agreement, dated as of October 4, 20222, by and among NCPIF SPV I LLC, as the borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Nuveen Churchill Private Capital Income Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator and U.S. Bank National Association, as collateral custodian(4)

10.17	Multi-Class Plan(3)
14.1	Independent Director Code of Ethics of Nuveen Churchill Private Capital Income Fund(1)
14.2	Code of Ethics of Nuveen, LLC *
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
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
(4)Incorporated by reference to Current Report on Form 8-K filed on October 6, 2022.

(5)Incorporated by reference to Current Report on Form 8-K filed on January 13, 2023.
(6)Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262771) filed on January 13, 2023.
(7)Incorporated by reference to Current Report on Form 8-K filed on March 3, 2023.

ITEM 16. FORM 10-K SUMMARY
None.

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

Date: March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 9, 2023

Nuveen Churchill Private Capital Income Fund

By:	/s/ Kenneth Kencel
Name: Kenneth Kencel
Title: Chief Executive Officer, President, Trustee, and Chairman

By:	/s/ Shaul Vichness
Name: Shaul Vichness
Title: Chief Financial Officer and Treasurer

By:	/s/ William Huffman
Name: William Huffman
Title: Trustee

By:	/s/ Stephen Potter
Name: Stephen Potter
Title: Trustee

By:	/s/ James Ritchie
Name: James Ritchie
Title: Trustee

By:	/s/ Dee Dee Sklar
Name: Dee Dee Sklar
Title: Trustee

By:	/s/ Sarah Smith
Name: Sarah Smith
Title: Trustee