Form 10-Q
period 2023-03-31
Nuveen Churchill Private Capital Income Fund
filed 2023-05-10
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The registrant had outstanding 10,540,040 shares of common stock as of May 9, 2023.

Table of Contents

		Page
PART I	Financial Information	3
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Statement of Assets and Liabilities as of March 31, 2023 (Unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2023 (Unaudited) and for the Period February 8, 2022 (inception) through March 31, 2022	4
	Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2023 (Unaudited) and for the Period February 8, 2022 (inception) through March 31, 2022	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2023 (Unaudited) and for the Period February 8, 2022 (inception) through March 31, 2022	6
	Consolidated Schedule of Investments as of March 31, 2023 (Unaudited) and December 31, 2022	7
	Notes to Consolidated Financial Statements (Unaudited)	22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4.	Controls and Procedures	64
PART II	Other Information	65
Item 1.	Legal Proceedings	65
Item 1A.	Risk Factors	65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65
Item 5.	Other Information	65
Item 6.	Exhibits	66
Signatures		67

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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	As of March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $382,694 and $352,998, respectively)	$378,184	$349,518
Cash and cash equivalents	16,297	65,785
Due from affiliate expense support (See Note 4)	2,413	2,215
Interest receivable	4,510	4,282
Dividend receivable	73	—
Receivable for investments sold	232	196
Prepaid expenses	26	29
Total assets	$401,735	$422,025

Liabilities
Secured borrowings (net of $629 and $647 deferred financing costs, respectively) (See Note 5)	$134,871	$154,353
Distributions payable	2,424	3,109
Interest payable	461	533
Due to affiliate expense support (See Note 4)	2,413	2,215
Board of Trustees' fees payable	125	128
Accounts payable and accrued expenses	1,589	1,386
Total liabilities	$141,883	$161,724

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 10,540,040 and 10,540,040 Class I shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$105	$105
Paid-in-capital in excess of par value	263,396	263,396
Total distributable earnings (loss)	(3,649)	(3,200)
Total net assets	$259,852	$260,301

Total liabilities and net assets	$401,735	$422,025

Net asset value per Class I share	$24.65	$24.70

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For Three Months Ended March 31, 2023	Period from February 8, 2022 (Inception) through March 31, 2022
	(Unaudited)
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$9,581	$—
Payment-in-kind interest income	567	—
Dividend Income	73	—
Other income	18	—
Total investment income	10,239	—

Expenses:
Organizational expenses	—	736
Interest and debt financing expenses	2,476	—
Professional fees	201	188
Board of Trustees’ fees	125	3
Administration fees (See Note 4)	118	10
Other general and administrative expenses	130	—
Offering costs	131	4
Total expenses before expense support	3,181	941
Expense support (See Note 4)	(155)	(928)
Net expenses after expense support	3,026	13
Net investment income (loss)	7,213	(13)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	8	—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(1,030)	—
Total net realized and unrealized gain (loss) on investments	(1,022)	—

Net increase (decrease) in net assets resulting from operations	$6,191	$(13)

Per share data:
Net investment income (loss) per share - Class I common share	$0.68	$—
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$0.59	$—
Weighted average common shares outstanding - Class I common share	10,540,040	5,270,040

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the Three Months Ended March 31, 2023	Period from February 8, 2022 (Inception) through March 31, 2022
	(Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$7,213	$(13)
Net realized gain (loss) on investments	8	—
Net change in unrealized appreciation (depreciation) on investments	(1,030)	—
Net increase (decrease) in net assets resulting from operations	6,191	(13)
Shareholder Distributions:
Class I (1)	(6,640)	—
Net increase (decrease) in net assets resulting from shareholder distributions	(6,640)	—
Capital share transactions:
Class I:
Issuance of common shares, net	—	263,501
Net increase (decrease) in net assets resulting from capital share transactions - Class I	—	263,501
Total increase (decrease) in net assets	(449)	263,488
Net assets, at beginning of period	260,301	—
Net assets, at end of period	$259,852	$263,488
____________________
(1)For the three months ended March 31, 2023, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For Three Months Ended March 31, 2023	Period from February 8, 2022 (inception) through March 31, 2022
	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,191	$(13)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(30,181)	—
Proceeds from principal repayments and sales of investments	1,336	—
Payment-in-kind interest	(563)	—
Amortization of premium/accretion of discount, net	(280)	—
Net realized (gain) loss on investments	(8)	—
Net change in unrealized (appreciation) depreciation on investments	1,030	—
Amortization of deferred financing costs	15	—
Changes in operating assets and liabilities:
Due from affiliate expense support	(198)	(983)
Receivable for investments sold	(36)	—
Interest receivable	(228)	—
Dividend receivable	(73)	—
Prepaid expenses	3	—
Interest payable	(72)	—
Due to affiliate expense support	198	983
Board of Trustees' fees payable	(3)	3
Accounts payable and accrued expenses	227	10
Net cash provided by (used in) operating activities	(22,642)	—

Cash flows from financing activities:
Proceeds from issuance of common shares	—	1
Proceeds from secured borrowings	27,500	—
Repayments of secured borrowings	(47,000)	—
Distributions paid	(7,325)	—
Payments of deferred financing costs	(21)	—
Net cash provided by (used in) financing activities	(26,846)	1

Net increase (decrease) in cash and cash equivalents	(49,488)	1
Cash and cash equivalents, beginning of period	65,785	—
Cash and cash equivalents, end of period	$16,297	$1

Supplemental information and non-cash activities:
Purchases of investments	$—	$(296,231)
Cash paid during the period for interest	$2,509	$—
Notes Payable	$—	$32,731
Amortization of deferred financing costs paid through expense support	$24	$—
Cash paid during the period for excise taxes	$2	$—
Issuance of Class I common shares, net	$—	$263,500

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2023
(dollar amounts in thousands)
.

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Automotive
Randys Holdings, Inc	(4) (6) (7)	First Lien Term Loan	S+ 6.50%	11.41%	11/1/2028	$3,987	$3,910	$3,910	1.50%
Randys Holdings, Inc (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.50%	11.41%	11/1/2028	1,332	—	(26)	(0.01)%
Total Automotive							3,910	3,884	1.49%

Banking, Finance, Insurance, Real Estate
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(4) (6) (7) (11)	First Lien Term Loan	L+ 5.75%	10.94%	10/14/2028	5,995	1,367	1,256	0.48%
Total Banking, Finance, Insurance, Real Estate							1,367	1,256	0.48%

Beverage, Food & Tobacco
Cold Spring Brewing Company	(4) (6)	First Lien Term Loan	S+ 4.75%	9.55%	12/19/2025	6,575	6,575	6,574	2.53%
Fortune International, LLC	(4) (6)	First Lien Term Loan	L+ 4.75%	9.94%	1/17/2026	6,930	6,880	6,814	2.62%
Fresh Edge	(4) (6)	Subordinated Debt	S+ 9.00%	13.91%	4/3/2029	2,890	2,818	2,821	1.09%
Harvest Hill Beverage Company	(4)	Subordinated Debt	S+ 9.00%	13.80%	2/28/2029	2,800	2,718	2,717	1.04%
Mr. Greens	(4)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	1/26/2026	10,204	9,884	10,204	3.93%
Nonni's Foods, LLC	(4) (6)	First Lien Term Loan	L+ 5.50%	10.36%	12/1/2023	6,945	6,943	6,854	2.64%
SW Ingredients Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2026	10,101	10,101	9,519	3.66%
Total Beverage, Food & Tobacco							45,919	45,503	17.51%

Capital Equipment
EFC Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,405	2,329	2,328	0.90%
GenServe LLC	(4) (6) (7)	First Lien Term Loan	L+ 4.75%	9.94%	4/12/2024	6,930	6,886	6,858	2.64%
Ovation Holdings, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.16%	2/3/2029	705	(9)	(15)	(0.01)%
Ovation Holdings, Inc.	(4) (6)	First Lien Term Loan	S+ 6.25%	11.16%	2/3/2029	2,995	2,931	2,930	1.13%
Total Capital Equipment							12,137	12,101	4.66%

Chemicals, Plastics, & Rubber
Spartech	(4) (6) (7)	First Lien Term Loan	L+4.75%	9.94%	5/8/2028	3,960	3,960	3,847	1.48%
SupplyOne, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	2/1/2025	10,151	10,151	10,151	3.91%
Total Chemicals, Plastics, & Rubber							14,111	13,998	5.39%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Construction & Building
Gannett Fleming	(4) (6)	First Lien Term Loan	S+ 6.50%	11.41%	12/20/2028	1,995	1,957	1,956	0.75%
Hyphen Solutions, LLC	(4) (6) (7)	First Lien Term Loan	L+ 5.50%	10.36%	10/27/2026	6,930	6,886	6,795	2.62%
SPI LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	9.91%	12/21/2027	6,930	6,844	6,671	2.57%
Total Construction & Building							15,687	15,422	5.94%

Consumer Goods: Durable
Freedom U.S. Acquisition Corporation	(4) (6)	First Lien Term Loan	L+ 4.50%	9.69%	11/10/2023	7,000	7,000	6,958	2.68%
NMC Skincare Intermediate Holdings II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	L+ 5.00%	10.19%	10/31/2024	6,928	6,846	6,655	2.56%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S+ 5.00%	9.91%	9/7/2028	2,040	2,022	2,021	0.78%
Total Consumer Goods: Durable							15,868	15,634	6.02%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.41%	1/14/2026	6,929	6,909	6,728	2.59%
Elevation Labs	(4) (6)	First Lien Term Loan	S+ 5.25%	10.16%	6/30/2028	1,312	1,300	1,296	0.50%
Elevation Labs (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.25%	10.16%	6/30/2028	599	(3)	(7)	—%
Image International Intermediate Holdco II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	L+ 5.50%	10.36%	7/10/2024	6,992	6,972	6,802	2.62%
Revision Buyer LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,100	9,922	10,121	3.89%
Ultima Health Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,311	1,288	1,276	0.49%
Total Consumer Goods: Non-Durable							26,388	26,216	10.09%

Containers, Packaging & Glass
New ILC Dover, Inc.	(4) (6) (7)	First Lien Term Loan	L+ 5.00%	10.19%	1/31/2026	6,929	6,919	6,928	2.67%
Oliver Packaging	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	1,334	1,311	1,283	0.49%
PG Buyer, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,122	8,122	8,122	3.13%
Total Containers, Packaging & Glass							16,352	16,333	6.29%

Energy: Oil & Gas
AmSpec Group, Inc.	(4) (6) (7)	First Lien Term Loan	L+ 5.75%	10.94%	7/2/2024	6,928	6,928	6,918	2.66%
Dresser Utility Solutions, LLC	(4) (6)	First Lien Term Loan	L+ 5.25%	10.11%	10/1/2025	3,465	3,465	3,464	1.33%
Dresser Utility Solutions, LLC (Incremental)	(4) (6)	First Lien Term Loan	L+ 4.25%	9.11%	10/1/2025	3,464	3,425	3,388	1.30%
Marco APE Opco Holdings, LLC	(4)	Subordinated Debt	N/A	14.75% (PIK)	9/2/2026	8,951	8,451	7,547	2.91%
Total Energy: Oil & Gas							22,269	21,317	8.20%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Environmental Industries
Impact Parent Corporation (d/b/a Impact Environmental Group)	(4) (6)	First Lien Term Loan	S+ 6.00%	10.90%	3/23/2029	2,092	2,050	2,050	0.79%
Impact Parent Corporation (d/b/a Impact Environmental Group) (Delayed Draw	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	10.90%	3/23/2029	972	(5)	(19)	(0.01)%
North Haven Stack Buyer, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.30%	7/16/2027	6,930	6,903	6,704	2.58%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(4) (6)	First Lien Term Loan	S+ 5.25%	10.05%	8/31/2028	822	815	814	0.31%
Total Environmental Industries							9,763	9,549	3.67%

Healthcare & Pharmaceuticals
Health Management Associates	(4) (6)	First Lien Term Loan	S+ 6.50%	11.30%	3/30/2029	3,439	3,370	3,370	1.30%
Health Management Associates (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.30%	3/30/2029	611	(12)	(12)	—%
Heartland Veterinary Partners LLC (Incremental)	(4)	Subordinated Debt	S+ 7.50%	12.41%	12/10/2027	1,000	983	976	0.38%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(4) (11)	Subordinated Debt	S+ 7.50%	12.41%	12/10/2027	5,000	—	(120)	(0.05)%
New You Bariatric Group, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.16%	8/26/2024	6,928	6,928	6,685	2.57%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(4) (6)	First Lien Term Loan	S+ 5.75%	10.66%	10/5/2029	2,259	2,213	2,216	0.85%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	10.66%	10/5/2029	735	—	(14)	(0.01)%
Southern Veterinary Partners	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.30%	10/5/2027	3,077	3,022	3,018	1.16%
US Radiology Specialists, Inc.	(6) (7) (12)	First Lien Term Loan	L+ 5.25%	10.44%	12/15/2027	1,878	1,797	1,769	0.68%
W2O Holdings, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.16%	6/12/2025	6,931	6,931	6,778	2.61%
Wellspring Pharmaceutical	(4) (6)	First Lien Term Loan	S+ 5.75%	10.65%	8/22/2028	4,085	4,011	3,960	1.53%
Wellspring Pharmaceutical (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.75%	10.65%	8/22/2028	1,895	(13)	(58)	(0.02)%
Total Healthcare & Pharmaceuticals							29,230	28,568	11.00%

High Tech Industries
Infinite Bidco LLC (Infinite Electronics) (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.16%	3/2/2028	1,987	1,929	1,928	0.74%
Infobase Acquisition, Inc.	(4) (6)	First Lien Term Loan	S+ 5.50%	10.41%	6/14/2028	736	730	724	0.28%
Infobase Acquisition, Inc. (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.50%	10.41%	6/14/2028	122	—	(2)	—%
ITSavvy LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.16%	8/8/2028	1,789	1,773	1,780	0.69%
ITSavvy LLC (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.25%	10.16%	8/8/2028	432	392	394	0.15%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Specialist Resources Global Inc. (Delayed Draw)	(4) (6)	First Lien Term Loan	L+ 4.50%	9.36%	9/23/2025	6,929	6,929	6,881	2.65%
Total High Tech Industries							11,753	11,705	4.51%

Media: Advertising, Printing & Publishing
Viking Target, LLC	(4) (6)	First Lien Term Loan	L+ 5.00%	10.19%	8/9/2024	6,926	6,895	6,901	2.66%
Total Media: Advertising, Printing & Publishing							6,895	6,901	2.66%

Services: Business
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,673	2,624	2,621	1.01%
Brown & Joseph, LLC	(4) (6)	First Lien Term Loan	S+ 5.50%	10.41%	6/20/2024	6,674	6,632	6,649	2.56%
Class Valuation	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	436	414	0.16%
CrossCountry Consulting	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	10.66%	6/1/2029	1,390	1,365	1,373	0.53%
CrossCountry Consulting (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S+ 5.75%	10.66%	6/1/2029	560	(5)	(7)	—%
CV Intermediate Holdco Corp.	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,859	9,311	3.58%
Evergreen Services Group	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	10.91%	6/15/2029	4,057	3,984	3,934	1.51%
Evergreen Services Group (Delayed Draw)	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	10.91%	6/15/2029	970	962	941	0.36%
Kofile, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.75% (PIK)	7/29/2026	10,172	10,172	10,040	3.86%
Phaidon International	(4) (6) (10) (13)	First Lien Term Loan	S+ 5.50%	10.30%	8/22/2029	6,913	6,851	6,912	2.66%
Red Dawn SEI Buyer, Inc.	(4)	Subordinated Debt	L+ 8.25%	13.44%	11/22/2026	6,650	6,650	6,613	2.55%
Red Dawn SEI Buyer, Inc. (Incremental)	(4)	Subordinated Debt	L+ 8.50%	13.69%	11/22/2026	3,350	3,350	3,350	1.29%
Transit Buyer LLC (dba“Propark”)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.15%	1/31/2029	2,545	2,496	2,495	0.96%
Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S +6.25%	11.15%	1/31/2029	1,157	(22)	(23)	(0.01)%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S+ 5.75%	10.66%	5/27/2029	2,985	2,958	2,884	1.11%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S+ 6.25%	11.16%	5/28/2029	600	595	593	0.23%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.16%	5/28/2029	400	400	395	0.15%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 5.75%	10.66%	5/27/2029	2,993	2,993	2,891	1.11%
Total Services: Business							62,300	61,386	23.62%

Services: Consumer
A Place for Mom, Inc.	(4) (6)	First Lien Term Loan	S+ 4.50%	9.41%	2/10/2026	6,915	6,915	6,639	2.55%
ADPD Holdings, LLC (a/k/a NearU)	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	10.91%	8/16/2028	4,885	4,846	4,804	1.85%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	10.91%	8/16/2028	1,000	—	(17)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	10.91%	8/16/2028	1,000	—	(17)	(0.01)%
Apex Services Partners, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.41%	7/31/2025	2,985	2,961	2,966	1.14%
Apex Services Partners, LLC (Delayed Draw) (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.41%	7/31/2025	2,985	2,974	2,966	1.14%
Excel Fitness	(4) (6)	First Lien Term Loan	S+ 5.25%	10.16%	4/27/2029	5,970	5,909	5,674	2.18%
Legacy Service Partners, LLC (“LSP”)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.41%	1/9/2029	4,095	4,017	4,016	1.55%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.41%	1/9/2029	1,905	591	563	0.22%
Total Services: Consumer							28,213	27,594	10.61%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.41%	7/18/2028	740	726	718	0.28%
LMI Consulting, LLC (LMI) (Incremental)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.41%	7/18/2028	2,978	2,886	2,889	1.11%
Total Sovereign & Public Finance							3,612	3,607	1.39%

Telecommunications
Arise Holdings Inc.	(4) (6)	First Lien Term Loan	S+ 4.25%	9.56%	12/9/2025	6,929	6,882	6,672	2.57%
Total Telecommunications							6,882	6,672	2.57%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(4) (6)	First Lien Term Loan	S+ 5.50%	10.41%	12/23/2026	5,970	5,861	5,824	2.24%
Kenco Group, Inc.	(4) (6)	First Lien Term Loan	S+ 5.50%	10.41%	11/15/2029	5,137	5,039	5,038	1.94%
Kenco Group, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.50%	10.41%	11/15/2029	850	(16)	(16)	(0.01)%
Total Transportation: Cargo							10,884	10,846	4.17%

Wholesale
AMC Buyer, LLC	(4) (6)	First Lien Term Loan	S+ 5.50%	10.41%	11/2/2024	6,930	6,907	6,930	2.67%
CDI AcquisitionCo, Inc.	(4) (6)	First Lien Term Loan	S+ 4.50%	9.40%	12/24/2024	6,819	6,799	6,779	2.61%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.41%	1/19/2029	4,618	4,529	4,529	1.74%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.41%	1/19/2029	1,139	(22)	(22)	(0.01)%
ISG Merger Sub, LLC (dba Industrial Service Group)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.05%	12/7/2028	2,472	2,425	2,425	0.93%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.05%	12/7/2028	1,282	(6)	(25)	(0.01)%
New Era Technology, Inc	(4) (6) (7)	First Lien Term Loan	L+ 6.25%	11.44%	10/31/2026	6,929	6,905	6,684	2.57%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	10.66%	9/9/2023	6,926	6,923	6,779	2.61%
Total Wholesale							34,460	34,079	13.11%

Total Debt Investments							378,000	372,571	143.38%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Beverage, Food & Tobacco
Fresh Edge	(4) (8) (9)	Class A Preferred Units	10/3/2022	454	454	477	0.18%
Fresh Edge	(4) (8) (9)	Class B Common Units	10/3/2022	454	—	49	0.02%
Mr. Greens	(4) (8) (9)	Limited Partnership Interests	3/31/2022	1,000	101	292	0.11%
Spice World	(4) (8) (9)	LLC Common Units	3/31/2022	1,000	126	91	0.05%
Total Beverage, Food & Tobacco					681	909	0.36%

Capital Equipment
EFC Holdings, LLC	(4) (8) (9)	Series A Preferred Units	3/1/2023	114	114	114	0.04%
EFC Holdings, LLC	(4) (8) (9)	Class A Common Units	3/1/2023	114	46	46	0.02%
Total Capital Equipment					160	160	0.06%

Chemicals, Plastics & Rubber
SupplyOne, Inc.	(4) (8) (9)	LLC Common Units	3/31/2022	1,000	504	931	0.35%
Total Chemicals, Plastics & Rubber					504	931	0.35%

Construction & Building
Gannett Fleming	(4) (8) (9)	Limited Partnership Interests	12/20/2022	84,949	85	99	0.04%
Trench Plate Rental Co.	(4) (8) (9)	Common Equity	3/31/2022	1,000	127	104	0.04%
Total Construction & Building					212	203	0.08%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Consumer Goods: Non-Durable
RVGD Aggregator LP (Revision Skincare)	(4) (8) (9)	Limited Partnership Interests	3/31/2022	100	98	139	0.05%
Ultima Health Holdings, LLC	(4) (8) (9)	Preferred Units	9/12/2022	11	130	124	0.05%
WCI Holdings LLC	(4) (8) (9)	Class A1 Units	2/6/2023	534,934	535	535	0.21%
Total Consumer Goods: Non-Durable					763	798	0.31%

Containers, Packaging & Glass
Oliver Packaging	(4) (8) (9)	Class A Common Units	7/6/2022	6,710	671	671	0.26%
PG Aggregator, LLC	(4) (8) (9)	LLC Units	3/31/2022	100	109	148	0.06%
Total Containers, Packaging & Glass					780	819	0.32%

Healthcare & Pharmaceuticals
Health Management Associates	(4) (8) (9)	Class A Common Units	3/30/2023	161,953	162	162	0.06%
Total Healthcare & Pharmaceuticals					162	162	0.06%

High Tech Industries
ITSavvy LLC	(4) (8) (9)	Class A Common Units	8/8/2022	119	119	159	0.06%
Total High Tech Industries					119	159	0.06%

Services: Business
BroadcastMed Holdco, LLC	(4) (8) (9)	Series A-3 Preferred Units	10/4/2022	43,679	655	826	0.32%
CV Holdco, LLC	(4) (8) (9)	Class A Common Units	3/31/2022	1,038	105	44	0.02%
Kofile, Inc.	(4) (8) (9)	Class A-2 Common Units	3/31/2022	100	108	84	0.03%
Total Services: Business					868	954	0.37%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(4) (8) (9)	Limited Partnership Interests	8/11/2022	1,419	142	148	0.06%
Legacy Service Partners, LLC (“LSP”)	(4) (8) (9)	Class B Units	1/9/2023	1,963	196	196	0.07%
Total Services: Consumer					338	344	0.13%

Sovereign & Public Finance
LMI Renaissance	(4) (8) (9)	Limited Partnership Interests	6/30/2022	106,984	107	174	0.07%
Total Sovereign & Public Finance					107	174	0.07%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)

Total Equity Investments					4,694	5,613	2.17%

Cash Equivalents	(14)				16,012	16,012	6.16%

Total Investments					$398,706	$394,196	151.71%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at March 31, 2023. As of March 31, 2023, effective rates for 1M L, 3M L, and 6M L are 4.86%, 5.19% and 5.31%, respectively. As of March 31, 2023, effective rates for 1M S, 3M S and 6M S are 4.80%, 4.91% and 4.90%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2023. Certain investments are subject to a LIBOR or SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $259,852 as of March 31, 2023.
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
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of March 31, 2023, the Fund held twenty-two restricted securities with an aggregate fair value of $5,613, or 2.2% of the Fund’s net assets.
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
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of March 31, 2023, total non-qualifying assets at fair value represented 1.72% of the Fund's total assets calculated in accordance with the 1940 Act.
(14)Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Consumer Goods: Durable
Freedom U.S. Acquisition Corporation	(4) (6)	First Lien Term Loan	L+ 4.50%	9.27%	11/10/2023	7,000	7,000	6,955	2.67%
NMC Skincare Intermediate Holdings II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	L+ 5.00%	9.77%	10/31/2024	6,946	6,849	6,672	2.56%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S+ 5.00%	9.59%	9/7/2028	2,045	2,026	2,026	0.78%
Total Consumer Goods: Durable							15,875	15,653	6.01%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.09%	1/14/2026	6,946	6,923	6,815	2.62%
Elevation Labs	(4) (6)	First Lien Term Loan	S+ 5.25%	9.84%	6/30/2028	1,315	1,303	1,301	0.50%
Elevation Labs (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.25%	9.84%	6/30/2028	599	(3)	(6)	—%
Image International Intermediate Holdco II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	L+ 5.50%	10.27%	7/10/2024	6,992	6,950	6,873	2.64%
Revision Buyer LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,075	9,889	9,896	3.80%
Ultima Health Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,306	1,282	1,278	0.49%
Total Consumer Goods: Non-Durable							26,344	26,157	10.05%

Containers, Packaging & Glass
New ILC Dover, Inc.	(4) (6) (7)	First Lien Term Loan	L+ 5.00%	9.77%	1/31/2026	6,947	6,935	6,946	2.67%
Oliver Packaging	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	1,332	1,308	1,265	0.48%
PG Buyer, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,092	8,092	8,092	3.11%
Total Containers, Packaging & Glass							16,335	16,303	6.26%

Energy: Oil & Gas
AmSpec Group, Inc.	(4) (6) (7)	First Lien Term Loan	L+ 5.75%	10.52%	7/2/2024	6,946	6,946	6,945	2.67%
Dresser Utility Solutions, LLC	(4) (6)	First Lien Term Loan	L+ 5.25%	8.64%	10/1/2025	3,473	3,473	3,473	1.33%
Dresser Utility Solutions, LLC (Incremental)	(4) (6)	First Lien Term Loan	L+ 4.25%	9.64%	10/1/2025	3,473	3,429	3,399	1.30%
Marco APE Opco Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 4.25% (PIK)	9/2/2026	8,633	8,103	7,458	2.87%
Total Energy: Oil & Gas							21,951	21,275	8.17%

Environmental Industries
North Haven Stack Buyer, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	9.86%	7/16/2027	6,947	6,918	6,845	2.63%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(4) (6)	First Lien Term Loan	S+ 5.25%	9.61%	8/31/2028	824	816	816	0.31%
Total Environmental Industries							7,734	7,661	2.94%

Healthcare & Pharmaceuticals
Heartland Veterinary Partners LLC (Incremental)	(4)	Subordinated Debt	S+ 7.50%	12.09%	12/10/2027	1,000	982	980	0.38%
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Private Capital Income Fund (“PCAP”, and together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust formed on February 8, 2022. PCAP is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is externally managed by its adviser, Churchill Asset Management LLC (the “Adviser” or “Churchill”). Churchill is an indirect subsidiary of Nuveen, LLC (“Nuveen”). Churchill has engaged its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Sub-Adviser”), acting through its leveraged finance division, to manage certain of its Liquid Investments (defined below) pursuant to an investment sub-advisory agreement between the Adviser and Nuveen Asset Management (as discussed further in Note 4). The Fund has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund expects to primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. The portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We expect to target an investment portfolio consisting, directly or indirectly, of at least 50% in Senior Loan Investments, up to 30% in Junior Capital Investments and up to 20% in Equity Co-Investments. To support the Fund’s share repurchase program (as discussed further in Note 7), the Fund also will invest 5% - 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
NCPIF SPV I LLC (“SPV I”), a Delaware limited liability company, formed on February 25, 2022. SPV I is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. SPV I commenced operations on March 31, 2022, upon receipt of contribution of portfolio investments from TIAA to the Fund (as discussed further in Note 7).
NCPIF Equity Holdings LLC (“Equity Holdings”), a Delaware limited liability company, was formed on April 1, 2022. Equity Holdings commenced operations on February 6, 2023. Equity Holdings is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation.
The Fund is offering on a continuous basis up to $2.5 billion of common shares of beneficial interest (“Common Shares”). On May 17, 2022, the Securities and Exchange Commission (the “SEC”) granted an exemptive order permitting the Fund to offer multiple classes of Common Shares and to impose varying sales loads, asset-based service and/or distribution fees and early withdrawal fees. The Fund is offering to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. None of the share classes being offered will have early withdrawal fees. The purchase price per share for each class of Common Shares will equal the Fund’s net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. Nuveen Securities, LLC (the “Intermediary Manager”) will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the offering. As of March 31, 2023, only Class I shares were issued and outstanding.

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
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2023, the Fund did not hold any restricted cash.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund's valuation designee (the “Valuation Designee”) to determine the fair value of the Fund's investments that do not have readily available market quotations, effective beginning in the fiscal quarter ended March 31, 2023. Pursuant to the Fund's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Fund's assets for which market quotations are not readily available, subject to the oversight of the Board.
With respect to investments for which market quotations are not readily available (Level 3), the Valuation Designee, subject to the oversight of the Board as described below, undertakes a multi-step valuation process each quarter, as follows:
i.the quarterly valuation process will begin with each portfolio company or investment being initially valued by either the professionals of the applicable investment team that are responsible for the portfolio investment or an independent third-party valuation firm;

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

ii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Board of Trustees to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Fund will provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis and each watch-list investment will be reviewed each quarter), including a review of management’s preliminary valuation and recommendation of fair value;
iii.the Valuation Committee will then review and discuss the valuations with any input, where appropriate, from the independent valuation firms, and determine the fair value of each investment in good faith based on the Fund’s valuation policy, subject to the oversight of the Board; and
iv.the Valuation Designee will provide the Board with the information relating to the fair value determination pursuant to the Fund's valuation policy in connection with each quarterly Board meeting and discuss with the Board its determination of the fair value of each investment in good faith.
The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include credit ratings/risk, the portfolio company's current and projected earnings, current and expected leverage, ability to make interest and principal payments, the estimated remaining life of the investment, liquidity, compliance with applicable loan covenants, price to earnings (or other financial) ratios of the portfolio company and other comparable companies, current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade. The Valuation Designee may also base its valuation of an investment on recent investments and securities with similar structure and risk characteristics. The Sub-Adviser obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed and are announced in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

The Board is responsible for overseeing the Valuation Designee’s process for determining the fair value of the Fund’s assets for which market quotations are not readily available, taking into account our valuation risks. To facilitate the Board’s oversight of the valuation process, the Valuation Designee will provide the Board with quarterly reports, annual reports, and prompt reporting of material matters affecting the Valuation Designee’s determination of fair value. As part of the Board’s oversight role, the Board may request and review additional information as may be necessary to be informed of the Valuation Committee’s process for determining the fair value of the Fund's investments.
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

The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. As of March 31, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK income provisions was $73,212 and $70,361, respectively, which represents approximately 19.36% and 20.13% of total investments at fair value, respectively. For the three months ended March 31, 2023 and for the period from February 8, 2022 (inception) through March 31, 2022, the Fund earned PIK income of $567 and $0, respectively. As of March 31, 2023, there were no PIK loans in the Fund's portfolio on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended March 31, 2023 and for the period from February 8, 2022 (inception) to March 31, 2022, the Fund earned $73 and $0, respectively, in dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2023 and for the period February 8, 2022 (inception) through March 31, 2022, the Fund earned other income of $18 and $0, respectively, primarily related to prepayment fees.
Loans are generally placed on non-accrual status when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment, or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2023 and December 31, 2022, there were no loans in the Fund's portfolio on non-accrual status.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

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
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statement of operations. For the three months ended March 31, 2023 and for the period February 8, 2022 (inception) through March 31, 2022, offering costs of $198 and $58, respectively, were incurred, and $131 and $4, respectively, were amortized and recognized as offering costs on the consolidated statement of operations, and covered under the Expense Support Agreement. Refer to Note 4 for further details on the Expense Support Agreement.
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I is a disregarded entity for tax purposes and will be consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three months ended March 31, 2023 and for the period February 8, 2022 (inception) through March 31, 2022, the Fund did not incur any excise tax expense.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

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
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions for applying US GAAP to contract modifications, hedge accounting, and other transactions subject to meeting certain criteria. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discounted because of reference rate reform, and was effective upon issuance through December 31, 2022. The Fund has agreements that have LIBOR as a reference rate with certain portfolio companies. Many of these agreements include an alternative successor rate or language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Fund intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Fund continues to evaluate the impact that the amendments in this update will have on the Fund's consolidated financial statements and disclosures when applied.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of March 31, 2023 and December 31, 2022, according to the fair value hierarchy:

As of March 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$1,769	$271,508	$273,277
Subordinated Debt (1)	—	—	99,294	99,294
Equity Investments	—	—	5,613	5,613
Cash Equivalents	16,012	—	—	16,012
Total	$16,012	$1,769	$376,415	$394,196
(1)Subordinated Debt is further comprised of Second Lien Term Loans and/or Second Lien Notes of $24,318 and Mezzanine Debt of $74,976.

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$1,704	$249,667	$251,371
Subordinated Debt (1)	—	—	93,809	93,809
Equity Investments	—	—	4,338	4,338
Total	$—	$1,704	$347,814	$349,518
_______________
(1)Subordinated Debt is further comprised of Second Lien Term Loans and/or Second Lien Notes of $30,906 and Mezzanine Debt of $62,903.

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2023 and for the period February 8, 2022 (inception) through March 31, 2022:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of January 1, 2023	$249,668	$93,808	$4,338	$347,814
Purchase of investments	24,019	5,044	1,118	30,181
Proceeds from principal repayments and sales of investments	(1,331)	—	—	(1,331)
Payment-in-kind interest	—	563	—	563
Amortization of premium/accretion of discount, net	192	84	—	276
Net realized gain (loss) on investments	7	—	—	7
Net change in unrealized appreciation (depreciation) on investments	(1,046)	(206)	157	(1,095)
Balance as of March 31, 2023	$271,509	$99,293	$5,613	$376,415

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2023	$(1,046)	$(206)	$157	$(1,095)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2023, there were no transfers into or out of Level 3.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of February 8, 2022 (inception)	$—	$—	$—	$—
Purchase of investments	180,987	113,970	1,274	296,231
Balance as of March 31, 2022	$180,987	$113,970	$1,274	$296,231

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2022	$—	$—	$—	$—
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2023 and December 31, 2022 were as follows:

Investment Type	Fair Value at March 31, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$249,718	Yield Method	Discount Rate	8.63%	13.49%	10.48%
First Lien Term Loans	21,790	Recent Transaction	Transaction Price	97.05	98.07	97.92
Subordinated Debt	84,045	Yield Method	Discount Rate	8.88%	22.69%	14.22%
Subordinated Debt	15,249	Recent Transaction	Transaction Price	97.03	100.00	99.02
Equity Investments	4,268	Market Approach	EBITDA Multiple	8.00x	19.50x	10.77x
Total	$375,070
Equity investments in the amount of $1,345 at March 31, 2023 have been excluded from the table above as the investments are valued using recent transaction price.

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
Debt investments generally are valued using an income analysis, which weighs market yield and credit performance discount rates. The market yield analysis compares market yield movements from the date of the closing of the investment to the reporting date. The credit performance analysis determines a yield per unit of leverage at closing and compares that to a current yield per unit of leverage (factoring any change in pricing and change in leverage as a result of the borrower’s actual performance) as of the reporting date. Material underperformance will typically require an increase in the weighting towards the credit performance analysis. The yield method calculates a discount rate at closing and compares that to a current discount rate as of the reporting date. Discount rates are determined using a combination of market yield data and borrower performance. A recent market trade, if applicable, also will be factored into the valuation.
Equity investments generally are valued using a market analysis, which utilizes market value multiples (EBITDA or Revenue) of publicly traded comparable companies and available precedent sales transactions of comparable companies. The selected multiple is used to estimate the enterprise value of the underlying investment.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

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
On January 10, 2023, the Board of Trustees, including all of the Independent Trustees, approved Amendment No. 2 (the “Second Advisory Agreement Amendment”) to the Investment Advisory Agreement, which became effective immediately. The Fund and the Adviser entered into the Second Advisory Agreement Amendment as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering. The Second Advisory Agreement Amendment, among other things: (1) removed sunset provisions contingent upon recognition of the Common Shares as “covered securities”; (2) removed provisions entitling the Adviser to amounts owed under Sections 3 or Section 7 of the Advisory Agreement following a notice of termination of the Advisory Agreement; (3) specifies the conditions under which the Adviser may sell all or substantially all of the Fund’s assets; and (4) revised provisions to reflect conflicts of interest provisions set forth in the NASAA Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time (the “Omnibus Guidelines”).

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the three months ended March 31, 2023 and for the period February 8, 2022 (inception) through March 31, 2022, the Fund did not incur any incentive fee based on capital gains.
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

On January 10, 2023, the Board, including all of the Independent Trustees, approved Amendment No. 1 (the “Administration Agreement Amendment”) to the Administration Agreement, which became effective immediately. The Fund and the Administrator entered into the Administration Agreement Amendment as a result of comments issued by securities regulators from various states in connection with their “blue sky” review of the Fund’s offering. The Administration Agreement Amendment provides that the Indemnified Parties (as defined in the Administration Agreement) will not be entitled to indemnification for any loss or liability to the Fund or its shareholders by reason of the Indemnified Parties’ negligence or misconduct, in accordance with the Omnibus Guidelines.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

For the three months ended March 31, 2023 and for the period February 8, 2022 (inception) through March 31, 2022, the Fund incurred $118 and $10, respectively, in fees under the Sub-Administrative Agreement, which were included in administration fees expense in the consolidated statement of operations. As of March 31, 2023 and December 31, 2022, $328 and $246, respectively, was unpaid and included in accounts payable and accrued expenses in the consolidated statement of assets and liabilities.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
September 30, 2022	379	—	379	September 30, 2025
December 31, 2022	176	—	176	December 31, 2025
March 31, 2023	198	—	198	March 31, 2026
Total	$2,413	$—	$2,413
Board of Trustees’ Fees
The Board consists of seven members, four of whom are Independent Trustees. On March 30, 2022, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three months ended March 31, 2023 and for the period February 8, 2022 (inception) through March 31, 2022, the Fund incurred $125 and $3, respectively, in fees which are included in Board of Trustees’ fees in the consolidated statement of operations. As of March 31, 2023 and December 31, 2022, $125 and $128, respectively, were unpaid and is included in Board of Trustees’ fees payable in the accompanying consolidated statement of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. As of March 31, 2023 and December 31, 2022, the Fund owed the Adviser $371 and $231, respectively, for reimbursements including the Fund’s allocable portion of overhead, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

5. SECURED BORROWINGS
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, the Fund’s asset coverage was 291.77% and 267.94%, respectively.
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
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of March 31, 2023, the Bank of America Credit Facility bears interest at a rate of Daily SOFR plus 2.15% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the fifth anniversary of the effective date of April 19, 2022, or April 19, 2027 or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
Prior to entering into the Bank of America Credit Facility, the Fund contributed and/or sold certain assets to SPV I pursuant to a contribution and sale agreement and TIAA contributed and/or sold certain assets to SPV I pursuant to a master participation and assignment agreement, and the Fund expects to contribute and/or sell additional assets to SPV I pursuant to a contribution and sale agreement in the future. The Fund may, but will not be required to, repurchase and/or substitute certain assets previously transferred to SPV I subject to the conditions specified in the contribution and sale agreement and the Bank of America Credit Facility Agreement.
The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2023, approximates its carrying value. The carrying amounts of the Fund’s assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowing consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	135,500	135,500
Unused Portion (2)	114,500	114,500
Amount Available (3)	97,240	97,240
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
(dollar amounts in thousands, except per share data)

	December 31, 2022
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	155,000	155,000
Unused Portion (2)	95,000	95,000
Amount Available (3)	81,855	81,855
______________
(1)Borrowings outstanding on the consolidated statement of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three months ended March 31, 2023, the components of interest expense and debt financing expenses were as follows:

Three Months Ended March 31, 2023
Borrowing interest expense	$2,328
Unused fees	109
Amortization of deferred financing costs (1)	39
Total interest and debt financing expenses	$2,476
Average interest rate (2)	6.99%
Average daily borrowings	$141,494
_______________
(1)For the three months ended March 31, 2023, $24 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes interest expense and unused fees.

For the period February 8, 2022 (inception) through March 31, 2022, there were no interest and debt financing expenses incurred.
6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2023 for any such exposure.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

As of March 31, 2023 and December 31, 2022, the Fund had the following unfunded commitments to fund delayed draw loans and an equity investment:

Portfolio Company	March 31, 2023	December 31, 2022
ADPD Holdings, LLC	$1,999	$2,149
Evergreen Services Group, LLC	$—	$267
Health Management Associates	$611	$—
Heartland Veterinary Partners, LLC	$5,000	$5,000
Impact Parent Corporation	$972	$—
Infobase Acquisition, Inc.	$122	$122
INS Intermediate	$1,139	$—
ISG Merger Sub, LLC	$1,282	$1,282
ITSavvy, LLC	$36	$480
Kenco Group, Inc.	$850	$850
KL Bronco Acquisition, Inc.	$599	$599
Legacy Service Partners	$1,305	$—
Ovation Holdings, Inc.	$705	$—
Patriot Growth Insurance Service	$4,574	$5,568
Randys Holdings, Inc	$1,332	$1,332
SCP Eye Care Holdco, LLC	$735	$735
Transit Buyer LLC	$1,157	$—
Trilon Group, LLC	$—	$363
Victors CCC Buyer LLC	$560	$560
Wellspring Pharmaceutical	$1,895	$1,895
Total unfunded commitments	$24,873	$21,202

The Fund believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2023, the Fund had cash and cash equivalents of $16,297 and unused borrowings under the Bank of America Credit Facility of $114,500.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

Distributions
The following table summarizes the Fund’s dividends declared for the period from February 8, 2022 (inception) through March 31, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Dividend per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
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
As of March 31, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2023 and for the period from February 8, 2022 (inception) through 2022:

	Three Months Ended March 31, 2023	Period from February 8, 2022 (inception) through March 31, 2022
	Class I	Class I
Per share data:
Net asset value at beginning of period	$24.70	$—
Net investment income (loss)	0.68	—
Net realized gains (losses) (1)	—	—
Net change in unrealized appreciation (depreciation) (1)	(0.09)	—
Net increase (decrease) in net assets resulting from operations	0.59	—
Stockholder distributions from income (2)	(0.63)	—
Issuance of common shares	—	25.00
Other (3)	(0.01)	—
Net asset value at end of period	$24.65	$25.00

Supplemental Data:
Net assets at end of period	$259,852	$263,488
Shares outstanding at end of period (1)	10,540,040	10,540,040
Total return	2.37%	N/M

Ratio to average net assets:
Ratio of net expenses to average net assets (4) (5)	4.72%	0.03%
Ratio of net investment income (loss) to average net assets (4)	11.25%	(0.03)%
Portfolio turnover rate (6)	0.37%	100.00%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)Ratios are annualized except for expense support amounts relating to organizational costs and interest expense on the Note. The ratio of total expenses to average net assets was 4.96% and 0.82% for the period ending March 31, 2023 and for the period February 8, 2022 (inception) through March 31, 2022, respectively, on an annualized basis, excluding the effect of expense support which represented (0.24)% and (0.79)%, respectively, of average net assets. Average net assets is calculated utilizing quarterly net assets.
(5)The ratio of interest and debt financing expenses to average net assets for the period ending March 31, 2023 and the period February 8, 2022 (inception) through March 31, 2022, was 3.86% and 0%, respectively, Average net assets is calculated utilizing quarterly net assets.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
9. SUBSEQUENT EVENTS

The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2023, except as discussed below.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollar amounts in thousands, except per share data)

On April 26, 2023, the Board approved an amendment and restatement of the Fund’s Second Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”), which became effective immediately. The Fund adopted the Third Amended and Restated Bylaws as a result of a comment issued by state securities regulators in connection with their “blue sky” review of the Fund’s offering. The change reflected in the Third Amended and Restated Bylaws provides that if a sufficient number of votes to elect an independent trustee are not cast in a contested election, the incumbent independent trustee, if any, will retain their position until the next meeting of shareholders duly called and at which a quorum is present, and until such meeting will only be entitled to vote on actions taken by the trustees regarding the Board’s obligations under Section 15(c) of the 1940 Act.
On April 28, 2023, the Board declared a distribution of $0.24 per Class I share to the Class I shareholder of record as of April 30, 2023, payable on May 26, 2023.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in this management's discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Private Capital Income Fund., including its wholly owned subsidiaries (collectively, "we", "us", "our" or the "Fund"). The information contained in this section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview
We were formed as a Delaware statutory trust on February 8, 2022. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by Churchill Asset Management LLC (“Churchill” or the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). We have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
NCPIF SPV I LLC (“SPV I”) is a Delaware limited liability company formed on February 25, 2022. SPV I is a wholly owned subsidiary of the Fund and is consolidated in our financial statements commencing from the date of its formation. SPV I commenced operations on March 31, 2022, upon receipt of contribution of portfolio investments from Teachers Insurance and Annuity Association of America (“TIAA”) to the Fund, as described below.
NCPIF Equity Holdings LLC (“Equity Holdings”) is a Delaware limited liability company formed on April 1, 2022, and is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. Equity Holdings commenced operations on February 6, 2023.
On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into the Note (as described below) and issued Class I shares to TIAA.
Under our Investment Advisory Agreement with the Adviser (the “Advisory Agreement”), we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. The Adviser has engaged its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or “Sub-Adviser”), acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below) pursuant to a sub-advisory agreement between the Adviser and Nuveen Asset Management (the “Sub-Advisory Agreement”). Under the administration agreement (the “Administration Agreement”) with Nuveen Churchill Administration LLC, as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Adviser, Nuveen Asset Management, and the Administrator are all affiliates and subsidiaries of Nuveen, a wholly owned subsidiary of TIAA.
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

We primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We expect to target an investment portfolio consisting, directly or indirectly, of at least 50% in Senior Loan Investments, up to 30% in Junior Capital Investments and up to 20% in Equity Co-Investments. To support our share repurchase program, we will also invest 5% to 10% of our assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”). While we seek to achieve the targets described above, the composition of the Fund’s investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities. For example, it is possible that the Fund will from time to time maintain a portfolio exclusively comprised of Senior Loan Investments, Junior Capital Investments or other fixed-income instruments, such as during its initial ramp-up phase.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the 1940 Act, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million. We also must be organized in the United States to qualify as a BDC.

Revenues
We generate revenue primarily in the form of interest income on our Senior Loan Investments, Junior Capital Investments and Liquid Investments, and capital gains and dividend income from our Equity Co-Investments in our portfolio companies. Our Senior Loan Investments typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Our Junior Capital Investments generally include cash paying subordinated debt (including fixed-rate subordinated loans, which may have a portion of PIK income, and floating-rate second-lien term loans), subordinated PIK notes (with no current cash payments) and/or equity securities (with no current cash payments). Our Liquid Investments includes a portfolio of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. Original Issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income.
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
(ix)administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and the Administrator, based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including the allocable portion of the cost of the Fund’s chief financial officer and chief compliance officer and their respective staffs);
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
Our portfolio and investment activity for the three months ended March 31, 2023 and for the period February 8, 2022 (inception) through March 31, 2022, is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended March 31, 2023	Period from February 8, 2022 (inception) through March 31, 2022
Investments:
Total investments, beginning of period	$352,998	$—
Purchase of investments	30,181	296,231
Proceeds from principal repayments and sales of investments	(1,336)	—
Payment-in-kind interest	563	—
Amortization of premium/accretion of discount, net	280	—
Net realized gain (loss) on investments	8	—
Total investments, end of period	$382,694	$296,231

Portfolio companies at beginning of period	64	—
Number of new portfolio companies funded	10	41
Number of portfolio companies sold or repaid	—	—
Portfolio companies at end of period	74	41
Count of investments	121	49
Count of industries	20	15
As of March 31, 2023, our portfolio companies had a weighted average annual EBITDA of $62.1 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with third-party valuation firms and excludes quoted assets. Amounts are weighted based on fair market value of our debt investments. Amounts were derived from the most recently available portfolio company financial statements, have not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
As of March 31, 2023 and December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$276,831	$273,277	72.26%	$253,940	$251,371	71.92%
Subordinated Debt (1)	101,169	99,294	26.26%	95,481	93,809	26.84%
Equity Investments	4,694	5,613	1.48%	3,577	4,338	1.24%
Total	$382,694	$378,184	100.00%	$352,998	$349,518	100.00%
Largest portfolio company investment	$10,655	$11,082	2.93%	$10,617	$11,093	3.17%
Average portfolio company investment	$5,172	$5,111	1.35%	$5,516	$5,461	1.56%
_______________
(1)Subordinated Debt is comprised of Second Lien Term Loans and/or Second Lien Notes of $24,318 and Mezzanine Debt of $74,976 as of March 31, 2023, and $30,906 and $62,903 as of December 31, 2022, respectively.

The industry composition of our portfolio as a percentage of fair value as of March 31, 2023 and December 31, 2022 was as follows:

Industry	March 31, 2023	December 31, 2022
Automotive	1.03%	1.11%
Banking, Finance, Insurance, Real Estate	0.33%	0.08%
Beverage, Food & Tobacco	12.27%	12.54%
Capital Equipment	3.24%	1.98%
Chemicals, Plastics & Rubber	3.95%	4.28%
Construction & Building	4.13%	4.52%
Consumer Goods: Durable	4.13%	4.48%
Consumer Goods: Non-Durable	7.14%	7.56%
Containers, Packaging & Glass	4.54%	4.89%
Energy: Oil & Gas	5.64%	6.09%
Environmental Industries	2.52%	2.19%
Healthcare & Pharmaceuticals	7.60%	7.31%
High Tech Industries	3.14%	2.74%
Media: Advertising, Printing & Publishing	1.82%	1.98%
Services: Business	16.49%	16.98%
Services: Consumer	7.39%	6.65%
Sovereign & Public Finance	1.00%	1.08%
Telecommunications	1.76%	1.92%
Transportation: Cargo	2.87%	3.12%
Wholesale	9.01%	8.50%
Total	100.00%	100.00%
The weighted average yields of our investments as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at cost	11.23%	10.84%
Weighted average yield on debt and income producing investments, at fair value	11.39%	10.97%
Percentage of debt investments bearing a floating rate	77.74%	76.79%
Percentage of debt investments bearing a fixed rate	22.26%	23.21%

As of March 31, 2023, 75.77% and 75.92% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of December 31, 2022, 74.64% and 74.79% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans..

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increased from 10.84% to 11.23% from December 31, 2022 to March 31, 2023. The increase in weighted average yields was primarily due to rising benchmark interest rates.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The past strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, we have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations and volatility in the banking systems, particularly with small and regional banks). There have been headwinds in the financing and merger and acquisitions markets resulting from the foregoing factors. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect such market volatility may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of an overall, broad deterioration in our operating results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	March 31, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	20,356	5.38	3	13,698	3.92	2
4	340,512	90.04	69	318,565	91.15	60
5	9,769	2.58	1	9,797	2.80	1
6	—	—	—	7,458	2.13	1
7	7,547	2.00	1	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$378,184	100.00%	74	$349,518	100.00%	64
As of March 31, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our investment portfolio was 4.0 and 4.0, respectively.

Results of Operations
Operating results for the three months ended March 31, 2023 and for the period February 8, 2022 (inception) through March 31, 2022 were as follows (dollar amounts in thousands):

	For Three Months Ended March 31, 2023	Period from February 8, 2022 (Inception) through March 31, 2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$9,581	$—
Payment-in-kind interest income	567	—
Dividend Income	73
Other income	18	—
Total investment income	10,239	—

Expenses:
Organizational expenses	$—	$736
Interest and debt financing expenses	2,476	—
Interest expense on Note (See Note 4)	—	—
Professional fees	201	188
Board of Trustees’ fees	125	3
Administration fees	118	10
Other general and administrative expenses	130	—
Offering costs	131	4
Total expenses before expense support	3,181	941
Expense support	(155)	(928)
Net expenses after expense support	3,026	13
Net investment income (loss)	$7,213	$(13)
Realized and unrealized gain (loss) on investments:
Net realized gains (losses)	$8	$—
Net change in unrealized gains (losses)	(1,030)	—
Total net realized and change in unrealized gains (losses)	(1,022)	—
Net increase (decrease) in net assets resulting from operations	$6,191	$(13)
Net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
On March 31, 2022, prior to the Fund’s election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I. The Fund accrued investment income on this portfolio beginning April 1, 2022. For the three months ended March 31, 2023, investment income was $10.2 million. We expect our portfolio will continue to grow as we raise and deploy capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as LIBOR or SOFR, may affect our investment income over the long term. Increases in interest rates may adversely affect our existing borrowers.

Expenses
Total expenses before expense support increased to $3.2 million for the three months ended March 31, 2023, from $0.9 million for the period from February 8, 2022 (inception) through March 31, 2022, primarily driven by an increase in the interest and debt financing expense for the three months ended March 31, 2023 and partially offset by a decrease in the organizational expenses. The increase in the interest and debt financing expense is as a result of increased drawdowns under the Bank of America Credit Facility due to the increased deployment of capital for investment purchases. We anticipate organizational expenses to decrease in relation to our income as we continue to ramp up our portfolio and more time elapses from the date of inception.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment and/or sales activities, we had a net realized gain of $8.0 thousand for the three months ended March 31, 2023.
We recorded a net change in unrealized depreciation of $(1.0) million for the three months ended March 31, 2023, which reflects the net change in fair value of our investment portfolio relative to its cost basis over the period.
The total net loss for the three months ended March 31, 2023, was primarily related to a decrease in the fair value of our investment portfolio due to a combination of the overall market widening of credit spreads and the modest softening of our portfolio companies' credit metrics.
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
Cash and cash equivalents as of March 31, 2023, taken together with our available debt, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of March 31, 2023, we had $114.5 million unused borrowings under our Bank of America Credit Facility.
For the three months ended March 31, 2023, our cash and cash equivalents balance decreased by $49.5 million. During that period, $22.6 million was used in operating activities, primarily due to investment purchases of $30.2 million, offset by $1.3 million in repayments and sales of investments in portfolio companies. During the same period, $26.8 million was provided by financing activities, consisting primarily of proceeds from secured borrowings of $27.5 million, and repayments of secured borrowings of $47.0 million.

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
Equity
The Fund is authorized to issue an unlimited number of Common Shares at $0.01 per share par value. On March 30, 2022, we issued an initial 40 Class I shares to TIAA in connection with our formation. On March 31, 2022, TIAA contributed certain portfolio investments in the amount of $296.2 million (fair value as of March 31, 2022) and we entered into a promissory note with TIAA (the “Note”) as the lender. In connection therewith, we issued to TIAA 10,540,000 shares of our Class I shares of beneficial interest at $0.01 per share. We fully repaid the balance of the Note to TIAA on June 3, 2022.
Distributions
The following table summarizes the Fund’s dividend declared from inception to March 31, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Dividend per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.20		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.20		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
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
As of March 31, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan.

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

For the three months ended March 31, 2023, no Common Shares were repurchased.
Income Taxes
The Fund has elected to be regulated as a BDC under the 1940 Act. The Fund also intends to elect to be treated, and to qualify annually thereafter, as a RIC under the Code. So long as the Fund maintains its RIC tax treatment, it generally will not be subject to U.S federal income tax on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the financial statements of the Fund.
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
Bank of America Credit Facility
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 291.77% as of March 31, 2023.
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
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of March 31, 2023, the Bank of America Credit Facility bears interest at a rate of SOFR, reset daily plus 2.15% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the fifth anniversary of the effective date of April 19, 2022, or April 19, 2027 or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
Prior to the closing of the Bank of America Credit Facility, the Fund contributed and/or sold certain assets to SPV I pursuant to a contribution and sale agreement and TIAA contributed and/or sold certain assets to SPV I pursuant to a master participation and assignment agreement, and the Fund expects to contribute and/or sell additional assets to SPV I pursuant to a contribution and sale agreement in the future. The Fund may, but will not be required to, repurchase and/or substitute certain assets previously transferred to SPV I subject to the conditions specified in the contribution and sale agreement and the Credit Agreement.

The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2023 and as of December 31, 2022, approximates their carrying values. The following table presents outstanding borrowing as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	135,500	135,500
Unused Portion (2)	114,500	114,500
Amount Available (3)	97,240	97,240
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
For the three months ended March 31, 2023, the components of interest expense and debt financing expenses were as follows:

Three Months Ended March 31, 2023
Borrowing interest expense	$2,328
Unused fees	109
Amortization of deferred financing costs (1)	39
Total interest and debt financing expenses	$2,476
Average interest rate (2)	6.99%
Average daily borrowings	$141,494
_______________
(1)For the three months ended March 31, 2023, $24 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes borrowing interest expense and unused fees.
For the period February 8, 2022 (inception) through March 31, 2022, there were no interest and debt financing expenses incurred.
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
September 30, 2022	379	—	379	September 30, 2025
December 31, 2022	176	—	176	December 31, 2025
March 31, 2023	198	$—	198	March 31, 2026
Total	$2,413	$—	$2,413
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2023 and December 31, 2022. We may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the period ending March 31, 2023.
Valuation of Portfolio investments
Consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.
Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund's valuation designee (the “Valuation Designee”) to determine the fair value of the Fund's investments that do not have readily available market quotations, effective beginning in the fiscal quarter ended March 31, 2023. Pursuant to the Fund's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Fund's assets for which market quotations are not readily available, subject to the oversight of the Board.
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
With respect to investments for which market quotations are not readily available, we or an independent third-party valuation firm engaged by the Valuation Designee, will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.
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
U.S. Federal Income Taxes
We have elected to be regulated as a BDC under the 1940 Act. We intend to elect, and intend to qualify annually thereafter, to be treated as a RIC under the Code. So long as we maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we timely distribute at least annually to our shareholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our shareholders and will not be reflected in our consolidated financial statements.
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
Recent Developments
On April 26, 2023, the Board approved an amendment and restatement of the Fund’s Second Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”), which became effective immediately. The Fund adopted the Third Amended and Restated Bylaws as a result of a comment issued by state securities regulators in connection with their “blue sky” review of the Fund’s offering. The change reflected in the Third Amended and Restated Bylaws provide that if a sufficient number of votes to elect an independent trustee are not cast in a contested election, the incumbent independent trustee, if any, will retain their position until the next meeting of shareholders duly called and at which a quorum is present, and until such meeting will only be entitled to vote on actions taken by the trustees regarding the Board’s obligations under Section 15(c) of the 1940 Act.
On April 28, 2023, the Board declared a distribution of $0.24 per Class I share to the Class I shareholder of record as of April 30, 2023, payable on May 26, 2023.

On April 28, 2023, Thomas Grenville submitted his resignation as our Chief Compliance Officer, such resignation to become effective on May 12, 2023 (the "Effective Date"). Mr. Grenville is leaving Nuveen to pursue other opportunities and his departure is not a result of any disagreement relating to the Fund's operations, policies or practices. On May 3, 2023, our Board appointed John D. McCally, our Vice President and Secretary and General Counsel of Churchill, as our Chief Compliance Officer, such appointment to become effective on the Effective Date.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Uncertainty with respect to, among other things, the rising interest rates, inflationary pressures, risks relating to a failure to increase the U.S. debt ceiling, and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the valuation designee, in accordance with our valuation policy subject to the oversight of the Board and, based on, among other things, the input of the independent third-party valuation firms engaged at the direction of the valuation designee. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of March 31, 2023, on a fair value basis, approximately 22.26% of our debt investments bear interest at a fixed rate and approximately 77.74% of our debt investments bear interest at a floating rate. As of March 31, 2023, 97.66% of our floating rate debt investments are subject to interest rate floors. Additionally, the Bank of America Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2023. Interest expense is calculated based on the terms of the Bank of America Credit Facility, using the outstanding balance as of March 31, 2023. Interest expense on the Bank of America Credit Facility is calculated using the interest rate as of March 31, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(182)	$(84)	$(98)
Base Interest Rate	—	—	—
+100 Basis Points	730	334	396
+200 Basis Points	1,459	668	791
+300 Basis Points	2,189	1,002	1,187

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Quarterly Report on Internal Control Over Financial Reporting
This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
None.
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
Item 1A. Risk Factors
Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 9, 2023, which is accessible on the SEC’s website at sec.gov.
Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.
The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships, including small and regional banks, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Fifth Amended and Restated Declaration of Trust of the Registrant(4)
3.2	Third Amended and Restated Bylaws of the Registrant(5)
4.1	Form of Subscription Agreement(2)
4.2	Distribution Reinvestment Plan(1)
10.1	Amendment No. 2, dated as of January 10, 2023, to the Investment Advisory Agreement between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC. (3)
10.2	Amendment No. 1, dated as of January 10, 2023, to the Administration Agreement between Nuveen Churchill Private Capital Income Fund and Nuveen Churchill Administration LLC. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
__________________
*Filed herewith

(1)Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262771) filed on September 6, 2022.
(2)Incorporated by reference to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-262771) filed on January 13, 2023.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 13, 2023.
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 3, 2023.
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 1, 2023.

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

Date: May 9, 2023