Form 10-Q
period 2023-06-30
Nuveen Churchill Private Capital Income Fund
filed 2023-08-04
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
The registrant had outstanding 11,410,116 Class I shares, 0 Class D shares, and 0 Class S shares as of August 4, 2023.

Table of Contents

		Page
PART I	Financial Information	3
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Statements of Assets and Liabilities as of June 30, 2023 (Unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and for the Three Months Ended June 30, 2022 and for the Period February 8, 2022 (inception) through June 30, 2022 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended June 30, 2023 and for the Three Months Ended June 30, 2022 and for the Period February 8, 2022 (inception) through June 30, 2022 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and for the Period February 8, 2022 (inception) through June 30, 2022 (Unaudited)	6
	Consolidated Schedules of Investments as of June 30, 2023 (Unaudited) and December 31, 2022	7
	Notes to Consolidated Financial Statements (Unaudited)	15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	56
PART II	Other Information	57
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Mine Safety Disclosures	58
Item 5.	Other Information	58
Item 6.	Exhibits	59
Signatures		60

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on our current expectations and estimates, our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•interest rate volatility, including the replacement of LIBOR with alternative rates and rising interest rates, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or a forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as otherwise provided by law.

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $395,305 and $352,998, respectively)	$389,586	$349,518
Cash and cash equivalents	10,477	65,785
Due from affiliate expense support (See Note 4)	2,526	2,215
Interest receivable	3,935	4,282
Receivable for investments sold	204	196
Prepaid expenses	111	29
Total assets	$406,839	$422,025

Liabilities
Secured borrowings (net of $592 and $647 deferred financing costs, respectively) (See Note 5)	$132,408	$154,353
Distributions payable	2,605	3,109
Interest payable	481	533
Due to affiliate expense support (See Note 4)	2,526	2,215
Board of Trustees' fees payable	127	128
Accounts payable and accrued expenses	1,412	1,386
Total liabilities	$139,559	$161,724

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 10,853,142 and 10,540,040 Class I shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$109	$105
Paid-in-capital in excess of par value	271,112	263,396
Total distributable earnings (loss)	(3,941)	(3,200)
Total net assets	$267,280	$260,301

Total liabilities and net assets	$406,839	$422,025

Net asset value per Class I share	$24.63	$24.70

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022(1)
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$10,594	$6,137	$20,175	$6,137
Payment-in-kind interest income	506	239	1,074	239
Dividend income	25	—	98	—
Other income	12	—	31	—
Total investment income	11,137	6,376	21,378	6,376

Expenses:
Organizational expenses	—	197	—	933
Interest and debt financing expenses	2,598	567	5,074	567
Interest expense on Note (See Note 4)	—	226	—	226
Professional fees	214	263	415	451
Management fees	165	—	165	—
Income based incentive fees	373	—	373	—
Board of Trustees’ fees	127	126	252	129
Administration fees (See Note 4)	120	65	238	75
Other general and administrative expenses	132	58	262	58
Offering costs	150	36	281	40
Total expenses	3,879	1,538	7,060	2,479
Expense support (See Note 4)	(174)	(249)	(329)	(1,177)
Management fees waived (Note 4)	(165)	—	(165)	—
Incentive fees waived (Note 4)	(373)	—	(373)	—
Net expenses	3,167	1,289	6,193	1,302
Net investment income (loss)	7,970	5,087	15,185	5,074

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	610	(267)	618	(267)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(1,209)	(1,005)	(2,239)	(1,005)
Total net realized and unrealized gain (loss) on investments	(599)	(1,272)	(1,621)	(1,272)
Net increase (decrease) in net assets resulting from operations	$7,371	$3,815	$13,564	$3,802

Per share data:
Net investment income (loss) per share - Class I common share	$0.75	$0.48	$1.43	$0.49
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$0.69	$0.36	$1.28	$0.36
Weighted average common shares outstanding - Class I common share	10,643,261	10,540,040	10,591,935	10,426,707
____________________
(1)Period from February 8, 2022 (inception) through June 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$7,970	$5,087	$15,185	$5,074
Net realized gain (loss) on investments	610	(267)	618	(267)
Net change in unrealized appreciation (depreciation) on investments	(1,209)	(1,005)	(2,239)	(1,005)
Net increase (decrease) in net assets resulting from operations	7,371	3,815	13,564	3,802
Shareholder Distributions:
Class I(2)	(7,663)	—	(14,305)	—
Net increase (decrease) in net assets resulting from shareholder distributions	(7,663)	—	(14,305)	—
Capital share transactions:
Class I:
Issuance of common shares, net	7,720	—	7,720	263,501
Net increase (decrease) in net assets resulting from capital share transactions - Class I	7,720	—	7,720	263,501
Total increase (decrease) in net assets	7,428	3,815	6,979	267,303
Net assets, at beginning of period	259,852	263,488	260,301	—
Net assets, at end of period	$267,280	$267,303	$267,280	$267,303
____________________
(1)Period from February 8, 2022 (inception) through June 30, 2022.
(2)For the three and six months ended June 30, 2023, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2023	2022(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,564	$3,802

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(53,529)	(25,235)
Proceeds from principal repayments and sales of investments	13,404	26,590
Payment-in-kind interest	(1,074)	(239)
Amortization of premium/accretion of discount, net	(490)	(191)
Net realized (gain) loss on investments	(618)	267
Net change in unrealized (appreciation) depreciation on investments	2,239	1,005
Amortization of deferred financing costs	78	—
Changes in operating assets and liabilities:
Due from affiliate expense support	(311)	(1,660)
Receivable for investments sold	(8)	(9,410)
Interest receivable	347	(4,854)
Prepaid expenses	(82)	(74)
Payable for investments purchased	—	4,840
Interest payable	(52)	543
Due to affiliate expense support	311	1,660
Board of Trustees' fees payable	(1)	129
Accounts payable and accrued expenses	26	469
Net cash provided by (used in) operating activities	(26,196)	(2,358)

Cash flows from financing activities:
Proceeds from issuance of common shares	7,720	1
Proceeds from secured borrowings	42,000	96,500
Repayments of secured borrowings	(64,000)	(32,731)
Distributions paid	(14,809)	—
Payments of deferred financing costs	(23)	—
Net cash provided by (used in) financing activities	(29,112)	63,770

Net increase (decrease) in cash and cash equivalents	(55,308)	61,412
Cash and cash equivalents, beginning of period	65,785	—
Cash and cash equivalents, end of period	$10,477	$61,412

Supplemental information and non-cash activities:
Purchases of investments	$—	$(296,231)
Cash paid during the period for interest	$5,047	$234
Financing costs paid through expense support	$—	$373
Cash paid during the period for excise taxes	$2	$—
Issuance of Class I common shares, net	$—	$263,500
____________________
(1)Period from February 8, 2022 (inception) through June 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)
.

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Automotive
Randys Holdings, Inc	(4) (6) (7)	First Lien Term Loan	S+ 6.50%	11.77%	11/1/2028	$3,977	$3,903	$3,903	1.46%
Randys Holdings, Inc (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.50%	11.77%	11/1/2028	1,332	—	(25)	(0.01)%
Total Automotive							3,903	3,878	1.45%

Banking, Finance, Insurance, Real Estate
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(4) (6) (7) (11)	First Lien Term Loan	S+ 5.75%	11.02%	10/14/2028	5,987	3,090	2,986	1.12%
Total Banking, Finance, Insurance, Real Estate							3,090	2,986	1.12%

Beverage, Food & Tobacco
Cold Spring Brewing Company	(4) (6)	First Lien Term Loan	S+ 4.75%	9.89%	12/19/2025	6,363	6,363	6,363	2.38%
Fortune International, LLC	(4) (6)	First Lien Term Loan	S+ 4.75%	10.02%	1/17/2026	6,913	6,867	6,692	2.50%
Fresh Edge	(4) (6)	Subordinated Debt	S+ 4.50%	9.77% (Cash) + 5.125% (PIK)	4/3/2029	2,890	2,821	2,820	1.05%
Harvest Hill Beverage Company	(4)	Subordinated Debt	S+ 9.00%	14.14%	2/28/2029	2,800	2,720	2,719	1.02%
Nonni's Foods, LLC	(4) (6)	First Lien Term Loan	S+ 5.50%	10.64%	12/1/2023	6,927	6,926	6,848	2.56%
SW Ingredients Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2026	10,127	10,127	9,745	3.65%
Total Beverage, Food & Tobacco							35,824	35,187	13.16%

Capital Equipment
EFC Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,420	2,352	2,352	0.88%
GenServe LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.25%	10.52%	4/12/2024	6,913	6,881	6,830	2.56%
Ovation Holdings, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.52%	2/3/2029	705	(8)	(15)	(0.01)%
Ovation Holdings, Inc.	(4) (6)	First Lien Term Loan	S+ 6.25%	11.52%	2/3/2029	2,988	2,926	2,924	1.09%
RTH Buyer LLC (dba "Rhino Tool House)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.64%	4/4/2029	2,686	2,634	2,635	0.99%
RTH Buyer LLC (dba "Rhino Tool House) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.64%	4/4/2029	627	(3)	(12)	—%
Total Capital Equipment							14,782	14,714	5.51%

Chemicals, Plastics, & Rubber
Chroma Color Corporation (dba "Chroma Color)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.27%	4/21/2029	1,753	1,719	1,719	0.64%
Chroma Color Corporation (dba "Chroma Color) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.27%	4/21/2029	381	(4)	(7)	—%
Spartech	(4) (6) (7)	First Lien Term Loan	S+ 4.75%	10.02%	5/8/2028	3,950	3,950	3,595	1.34%
SupplyOne, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	2/1/2025	10,151	10,151	10,151	3.80%
Total Chemicals, Plastics, & Rubber							15,816	15,458	5.78%

Construction & Building
Gannett Fleming	(4) (6)	First Lien Term Loan	S+ 6.60%	11.87%	12/20/2028	1,990	1,954	1,955	0.73%
Hyphen Solutions, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.64%	10/27/2026	6,912	6,870	6,672	2.50%
MEI Rigging & Crating	(4) (6)	First Lien Term Loan	S+ 6.50%	11.64%	6/29/2029	3,166	3,102	3,102	1.15%
MEI Rigging & Crating (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.64%	6/29/2029	501	(3)	(10)	—%
SPI LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	10.14%	12/21/2027	6,913	6,829	6,730	2.52%
Total Construction & Building							18,752	18,449	6.90%

Consumer Goods: Durable
Freedom U.S. Acquisition Corporation	(4) (6)	First Lien Term Loan	L+ 4.50%	10.05%	11/10/2023	7,000	7,000	6,925	2.59%
NMC Skincare Intermediate Holdings II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	10.14%	10/31/2024	6,910	6,841	6,687	2.50%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S+ 5.75%	11.02%	9/7/2028	1,539	1,508	1,508	0.57%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S+ 4.75%	10.02%	9/7/2028	2,035	2,017	1,974	0.74%
Total Consumer Goods: Durable							17,366	17,094	6.40%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.77%	1/14/2026	6,911	6,893	6,672	2.50%
Elevation Labs	(4) (6)	First Lien Term Loan	S+ 5.25%	10.52%	6/30/2028	1,309	1,298	1,292	0.48%
Elevation Labs (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.25%	10.52%	6/30/2028	599	(3)	(8)	—%
Image International Intermediate Holdco II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.64%	7/10/2024	6,992	6,990	6,857	2.56%
Protective Industrial Products (“PIP”)	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	10.14%	12/29/2027	1,346	1,293	1,293	0.48%
Revision Buyer LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,125	9,952	10,147	3.80%
Ultima Health Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,316	1,293	1,274	0.48%
Total Consumer Goods: Non-Durable							27,716	27,527	10.30%

Containers, Packaging & Glass
New ILC Dover, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	10.27%	1/31/2026	6,911	6,903	6,911	2.58%
Oliver Packaging	(4)	Subordinated Debt	N/A	11.00%	1/6/2029	1,326	1,303	1,277	0.48%
PG Buyer, LLC	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,153	8,153	8,153	3.05%
Total Containers, Packaging & Glass							16,359	16,341	6.11%

Energy: Oil & Gas
AmSpec Group, Inc.	(4) (6) (7)	First Lien Term Loan	L+ 5.75%	11.51%	7/2/2024	6,909	6,909	6,909	2.59%
Dresser Utility Solutions, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.39%	10/1/2025	3,465	3,456	3,456	1.29%
Dresser Utility Solutions, LLC (Incremental)	(4) (6)	First Lien Term Loan	S+ 4.25%	9.39%	10/1/2025	3,455	3,419	3,395	1.27%
Marco APE Opco Holdings, LLC	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	9,286	8,806	7,828	2.93%
Total Energy: Oil & Gas							22,590	21,588	8.08%

Environmental Industries
Impact Parent Corporation (d/b/a Impact Environmental Group)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.39%	3/23/2029	2,086	2,045	2,047	0.77%
Impact Parent Corporation (d/b/a Impact Environmental Group) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.39%	3/23/2029	972	(5)	(18)	(0.01)%
North Haven Stack Buyer, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.77%	7/16/2027	6,912	6,888	6,725	2.52%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(4) (6)	First Lien Term Loan	S+ 5.25%	10.52%	8/31/2028	820	813	809	0.30%
Total Environmental Industries							9,741	9,563	3.58%

Healthcare & Pharmaceuticals
Health Management Associates	(4) (6)	First Lien Term Loan	S+ 6.50%	11.64%	3/30/2029	3,439	3,372	3,371	1.26%
Health Management Associates (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.64%	3/30/2029	611	183	183	0.07%
Heartland Veterinary Partners LLC (Incremental)	(4)	Subordinated Debt	S+ 7.50%	12.64%	12/10/2027	1,000	984	974	0.36%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(4) (11)	Subordinated Debt	S+ 7.50%	12.64%	12/10/2027	5,000	460	332	0.12%
New You Bariatric Group, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.52%	8/26/2024	6,910	6,910	6,704	2.51%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(4) (6)	First Lien Term Loan	S+ 5.75%	10.89%	10/5/2029	2,253	2,209	2,212	0.83%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	10.89%	10/5/2029	735	120	107	0.04%
Southern Veterinary Partners	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.64%	10/5/2027	3,069	3,017	3,018	1.13%
US Radiology Specialists, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 5.25%	10.39%	12/15/2027	1,873	1,796	1,802	0.67%
W2O Holdings, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.64%	6/12/2025	6,913	6,913	6,856	2.57%
Wellspring Pharmaceutical	(4) (6)	First Lien Term Loan	S+ 5.75%	11.14%	8/22/2028	4,074	4,004	3,955	1.48%
Wellspring Pharmaceutical (Delayed Draw)	(4)	First Lien Term Loan	S+ 5.75%	11.14%	8/22/2028	1,895	1,882	1,839	0.69%
Total Healthcare & Pharmaceuticals							31,850	31,353	11.73%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.52%	6/13/2029	2,227	2,183	2,183	0.82%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.50%	10.77%	6/13/2029	891	(4)	(18)	(0.01)%
Infobase Acquisition, Inc.	(4) (6)	First Lien Term Loan	S+ 5.50%	10.89%	6/14/2028	735	729	724	0.27%
Infobase Acquisition, Inc. (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.50%	10.89%	6/14/2028	122	—	(2)	—%
Infinite Bidco LLC (Infinite Electronics) (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.64%	3/2/2028	1,977	1,922	1,922	0.72%
ITSavvy LLC	(4) (6)	First Lien Term Loan	S+ 5.50%	10.89%	8/8/2028	1,784	1,770	1,792	0.67%
ITSavvy LLC (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.50%	10.89%	8/8/2028	383	344	349	0.13%
Specialist Resources Global Inc. (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 4.50%	9.64%	9/23/2025	6,911	6,911	6,911	2.59%
Total High Tech Industries							13,855	13,861	5.19%

Media: Advertising, Printing & Publishing
Viking Target, LLC	(4) (6)	First Lien Term Loan	S+ 5.00%	10.14%	8/9/2024	6,708	6,684	6,665	2.49%
Total Media: Advertising, Printing & Publishing							6,684	6,665	2.49%

Services: Business
ALKU Intermediate Holdings, LLC	(4) (6)	First Lien Term Loan	S+ 6.25%	11.39%	5/22/2029	2,718	2,664	2,665	1.00%
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,673	2,626	2,574	0.96%
Brown & Joseph, LLC	(4) (6)	First Lien Term Loan	S+ 5.50%	10.77%	6/20/2024	6,656	6,618	6,597	2.47%
Class Valuation	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	437	408	0.15%
CrossCountry Consulting	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	10.89%	6/1/2029	1,386	1,362	1,386	0.52%
CrossCountry Consulting (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S+ 5.75%	10.89%	6/1/2029	560	(5)	—	—%
CV Intermediate Holdco Corp.	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,868	9,174	3.43%
Evergreen Services Group	(4) (6) (7)	First Lien Term Loan	S+6.15%	11.42%	6/15/2029	4,047	3,976	3,915	1.47%
Evergreen Services Group (Delayed Draw)	(4) (6) (7)	First Lien Term Loan	S+ 6.15%	11.42%	6/15/2029	968	960	937	0.35%
Kofile, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.25% (PIK)	7/29/2026	10,204	10,204	9,639	3.61%
Phaidon International	(4) (6) (10) (13)	First Lien Term Loan	S+ 5.50%	10.64%	8/22/2029	6,825	6,765	6,770	2.53%
Red Dawn SEI Buyer, Inc.	(4)	Subordinated Debt	S+ 8.25%	13.52%	11/22/2026	6,650	6,650	6,624	2.48%
Red Dawn SEI Buyer, Inc. (Incremental)	(4)	Subordinated Debt	S+ 8.50%	13.77%	11/22/2026	3,350	3,350	3,350	1.25%
Transit Buyer LLC (dba“Propark”)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.64%	1/31/2029	2,539	2,492	2,491	0.93%
Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.64%	1/31/2029	1,157	(22)	(22)	(0.01)%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S+ 6.25%	11.52%	5/27/2029	2,978	2,952	2,888	1.08%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S+ 6.25%	11.52%	5/28/2029	599	594	581	0.22%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.52%	5/28/2029	399	399	387	0.15%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.52%	5/27/2029	2,985	2,985	2,895	1.08%
Total Services: Business							64,875	63,259	23.67%

Services: Consumer
A Place for Mom, Inc.	(4) (6)	First Lien Term Loan	S+ 4.50%	9.77%	2/10/2026	6,894	6,894	6,741	2.52%
ADPD Holdings, LLC (a/k/a NearU)	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	11.39%	8/16/2028	4,953	4,914	4,806	1.80%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	11.39%	8/16/2028	1,000	—	(30)	(0.01)%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	11.39%	8/16/2028	920	—	(27)	(0.01)%
Apex Services Partners, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.77%	7/31/2025	2,978	2,956	2,978	1.11%
Apex Services Partners, LLC (Delayed Draw) (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.77%	7/31/2025	2,978	2,967	2,978	1.11%
Excel Fitness	(4) (6)	First Lien Term Loan	S+ 5.25%	10.52%	4/27/2029	5,955	5,894	5,709	2.14%
Legacy Service Partners, LLC (“LSP”)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.77%	1/9/2029	4,085	4,009	4,009	1.50%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.77%	1/9/2029	1,901	1,413	1,387	0.52%
Total Services: Consumer							29,047	28,551	10.68%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.77%	7/18/2028	738	725	723	0.27%
LMI Consulting, LLC (LMI) (Incremental)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.77%	7/18/2028	2,970	2,882	2,908	1.09%
Total Sovereign & Public Finance							3,607	3,631	1.36%

Telecommunications
Arise Holdings Inc.	(4) (6)	First Lien Term Loan	S+ 4.25%	9.64%	12/9/2025	6,911	6,868	6,770	2.53%
Total Telecommunications							6,868	6,770	2.53%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(4) (6)	First Lien Term Loan	S+ 5.50%	10.77%	12/23/2026	5,955	5,852	5,819	2.17%
Kenco Group, Inc.	(4) (6)	First Lien Term Loan	S+ 5.00%	10.27%	11/15/2029	5,124	5,030	5,053	1.89%
Kenco Group, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.00%	10.27%	11/15/2029	850	(16)	(12)	—%
Total Transportation: Cargo							10,866	10,860	4.06%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (6)	First Lien Term Loan	S+ 6.00%	11.27%	4/3/2030	2,545	2,496	2,497	0.93%
Pinnacle Supply Partners, LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.27%	4/3/2030	1,455	(14)	(28)	(0.01)%
Total Utilities: Electric							2,482	2,469	0.92%

Wholesale
AMC Buyer, LLC	(4) (6)	First Lien Term Loan	S+ 5.50%	10.77%	11/2/2024	6,912	6,895	6,911	2.59%
CDI AcquisitionCo, Inc.	(4) (6)	First Lien Term Loan	S+ 4.25%	9.64%	12/24/2024	6,774	6,756	6,759	2.53%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.77%	1/19/2029	4,607	4,522	4,521	1.69%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.77%	1/19/2029	1,139	(21)	(21)	(0.01)%
ISG Merger Sub, LLC (dba Industrial Service Group)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.52%	12/7/2028	2,466	2,420	2,421	0.91%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.52%	12/7/2028	1,282	(6)	(24)	(0.01)%
New Era Technology, Inc	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.52%	10/31/2026	6,758	6,737	6,562	2.46%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.52%	9/9/2023	6,907	6,906	6,763	2.53%
Total Wholesale							34,209	33,892	12.69%

Total Debt Investments							390,282	384,096	143.71%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Beverage, Food & Tobacco
Fresh Edge- Common	(4) (8) (9)	Class B Common Units	10/3/2022	454	—	54	0.02%
Fresh Edge- Preferred	(4) (8) (9)	Class A Preferred Units	10/3/2022	454	454	488	0.18%
Marlin Coinvest LP	(4) (8) (9) (13)	Limited Partnership Interests	5/8/2023	200,000	200	200	0.08%
Spice World	(4) (8) (9)	LLC Common Units	3/31/2022	1,000	126	120	0.04%
Total Beverage, Food & Tobacco					780	862	0.32%

Capital Equipment
EFC Holdings, LLC	(4) (8) (9) (13)	Series A Preferred Units	3/1/2023	114	114	117	0.04%
EFC Holdings, LLC	(4) (8) (9) (13)	Class A Common Units	3/1/2023	114	46	50	0.02%
Total Capital Equipment					160	167	0.06%

Chemicals, Plastics & Rubber
SupplyOne, Inc.	(4) (8) (9)	LLC Common Units	3/31/2022	1,000	504	853	0.32%
Total Chemicals, Plastics & Rubber					504	853	0.32%

Construction & Building
Gannett Fleming	(4) (8) (9)	Limited Partnership Interests	12/20/2022	84,949	85	85	0.03%
Gannett Fleming	(4) (8) (9)	Series F Units	5/27/2023	113,901	118	113	0.04%
Trench Plate Rental Co.	(4) (8) (9)	Common Equity	3/31/2022	1,000	127	104	0.04%
Total Construction & Building					330	302	0.11%
Consumer Goods: Non-Durable
RVGD Aggregator LP (Revision Skincare)	(4) (8) (9)	Limited Partnership Interests	3/31/2022	100	98	114	0.04%
Ultima Health Holdings, LLC	(4) (8) (9)	Preferred Units	9/12/2022	11	130	118	0.05%
WCI Holdings LLC	(4) (8) (9) (13)	Class A1 Units	2/6/2023	534,934	535	543	0.20%
Total Consumer Goods: Non-Durable					763	775	0.29%

Containers, Packaging & Glass
Oliver Packaging	(4) (8) (9)	Class A Common Units	7/12/2022	6,710	671	626	0.23%
PG Aggregator, LLC	(4) (8) (9)	LLC Units	3/31/2022	100	109	153	0.06%
Total Containers, Packaging & Glass					780	779	0.29%

Healthcare & Pharmaceuticals
Health Management Associates	(4) (8) (9)	Class A Common Units	3/31/2023	161,953	162	179	0.07%
Total Healthcare & Pharmaceuticals					162	179	0.07%

High Tech Industries
ITSavvy LLC	(4) (8) (9)	Class A Common Units	8/8/2022	119	119	181	0.07%
Total High Tech Industries					119	181	0.07%

Services: Business
BroadcastMed Holdco, LLC	(4) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	623	0.23%
CV Holdco, LLC	(4) (8) (9)	Class A Common Units	3/31/2021	1,038	105	62	0.03%
Kofile, Inc.	(4) (8) (9)	Class A-2 Common Units	3/31/2022	100	108	57	0.02%
Total Services: Business					868	742	0.28%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(4) (8) (9)	Limited Partnership Interests	8/11/2022	1,419	142	130	0.05%
Legacy Service Partners, LLC (“LSP”)	(4) (8) (9)	Class B Units	1/9/2023	1,963	196	199	0.07%
Total Services: Consumer					338	329	0.12%

Sovereign & Public Finance
LMI Renaissance	(4) (8) (9)	Limited Partnership Interests	6/30/2022	106,984	107	209	0.08%
Total Sovereign & Public Finance					107	209	0.08%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (8) (9)	Subject Partnership Units	4/3/2023	111,875	112	112	0.04%
Total Utilities: Electric					112	112	0.04%

Total Equity Investments					5,023	5,490	2.05%

Cash Equivalents	(14)				6,606	6,606	2.47%

Total Investments					$401,911	$396,192	148.23%
____________________
(1)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act classifies investments based on the level of control that the Fund maintains in a particular portfolio company. As defined in the 1940 Act, a portfolio company is generally presumed to be “non-controlled” when the Fund owns 25% or less of the portfolio company’s voting securities and “controlled” when the Fund owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Fund maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Fund owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Fund owns 5% or more of a portfolio company’s voting securities.
(2)Unless otherwise indicated, issuers of debt and equity held by the Fund are domiciled in the United States.
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S") and, to a lesser extent, London Interbank offered Rate (“LIBOR” or “L”), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and LIBOR and the current contractual interest rate in effect at June 30, 2023. As of June 30, 2023, effective rates for 1M S, 3M S and 6M S are 5.14%, 5.27% and 5.39%, respectively. As of June 30, 2023, effective rates for 1M L, 3M L, and 6M L are 5.22%, 5.55% and 5.76%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2023. Certain investments are subject to a SOFR or LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $267,280 as of June 30, 2023.
(6)Denotes that all or a portion of the assets are owned by SPV I (as defined in Note 1 “Organization”). SPV I entered into a senior secured revolving credit facility (the “Bank of America Credit Facility”) on April 19, 2022. The lenders of the Bank of America Credit Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Fund. See Note 5 “Secured Borrowings” for more information.
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of June 30, 2023, the Fund held twenty-four restricted securities with an aggregate fair value of $5,490, or 2.05% of the Fund’s net assets.
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
(12)Investments valued using observable inputs (Level 2), if applicable. See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 3 "Fair Value Measurements" for more information.
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of June 30, 2023, total non-qualifying assets at fair value represented 1.89% of the Fund's total assets calculated in accordance with the 1940 Act.
(14)Cash equivalents balance represents amounts held in interest-bearing money market funds issued by U.S. Bank National Association and First American.

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Private Capital Income Fund (“PCAP”, and together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust formed on February 8, 2022. PCAP is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is externally managed by its adviser, Churchill Asset Management LLC (the “Adviser” or “Churchill”). Churchill is an indirect subsidiary of Nuveen, LLC (“Nuveen”), the investment management division of TIAA (as defined below). Churchill has engaged its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Sub-Adviser”), acting through its leveraged finance division, to manage certain of its Liquid Investments (defined below) pursuant to an investment sub-advisory agreement between the Adviser and Nuveen Asset Management (as discussed further in Note 4). The Fund has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $250 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund primarily focuses on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which the Fund considers the core middle market. The Fund primarily invests in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. The portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We target an investment portfolio consisting, directly or indirectly, of at least 50% in Senior Loan Investments, up to 30% in Junior Capital Investments and up to 20% in Equity Co-Investments. To support the Fund’s share repurchase program (as discussed further in Note 7), the Fund also will invest 5% to 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
The Fund was established by Teachers Insurance and Annuity Association of America (“TIAA”), the ultimate parent of Churchill and Nuveen, and operated as a wholly owned subsidiary of TIAA until the Escrow Break Date (as defined below). On March 30, 2022, TIAA purchased 40 shares of the Fund’s Class I shares at $25.00 per share.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Fund is offering on a continuous basis up to $2.5 billion of any combination of three classes of common shares of beneficial interest (“Common Shares”), Class S shares, Class D shares and Class I shares. On May 17, 2022, the Securities and Exchange Commission (the “SEC”) granted an exemptive order permitting the Fund to offer multiple classes of Common Shares and to impose varying sales loads, asset-based service and/or distribution fees and early withdrawal fees. The share classes have different ongoing shareholder servicing and/or distribution fees. None of the share classes being offered will have early withdrawal fees. The purchase price per share for each class of Common Shares will equal the Fund’s net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. Nuveen Securities, LLC (the “Intermediary Manager”) will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the offering. As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisfied the minimum offering requirement and the Fund’s Board of Trustees (the “Board of Trustees” or the “Board”) authorized the release of proceeds from escrow.

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
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2023, the Fund did not hold any restricted cash.
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
iii.the Valuation Committee then reviews and discusses the valuations with any input, where appropriate, from the independent third-party valuation firm(s), and determine the fair value of each investment in good faith based on the Fund’s valuation policy, subject to the oversight of the Board; and
iv.the Valuation Designee provides the Board with the information relating to the fair value determination pursuant to the Fund's valuation policy in connection with each quarterly Board meeting and discuss with the Board its determination of the fair value of each investment in good faith.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include each portfolio company’s credit ratings/risk, current and projected earnings, current and expected leverage, ability to make interest and principal payments, liquidity, compliance with applicable loan covenants, and price to earnings (or other financial) ratios and those of comparable companies, as well as the estimated remaining life of the investment and current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and credit markets that may affect the price at which similar investments would trade. The Valuation Designee may also base its valuation of an investment on recent investments and securities with similar structure and risk characteristics. The Valuation Designee obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed or are disclosed in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
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
The values assigned to investments are based on available information and may fluctuate from period to period. In addition, such value do not necessarily represent the amount that ultimately might be realized upon a portfolio investment's sale. Due to the inherent uncertainty of valuation, the estimated fair value of an investment may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.

The Board is responsible for overseeing the Valuation Designee’s process for determining the fair value of the Fund’s assets for which market quotations are not readily available, taking into account the Fund’s valuation risks. To facilitate the Board’s oversight of the valuation process, the Valuation Designee provides the Board with quarterly reports, annual reports, and prompt reporting of material matters affecting the Valuation Designee’s determination of fair value. As part of the Board’s oversight role, the Board may request and review additional information to be informed of the Valuation Designee’s process for determining the fair value of the Fund's investments.
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statements of assets and liabilities. Realized gains and losses on investment transactions are determined on a specific identification basis and are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period-to-period change in fair value and cost of investments.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Fund accrues interest income if it expects that ultimately it will be able to collect such income.

The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. As of June 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK income provisions was $64,683 and $70,361, respectively, which represents approximately 16.60% and 20.13% of total investments at fair value, respectively. For the three and six months ended June 30, 2023, the Company earned $506 and $1,074, respectively, in PIK income. For the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022, the Company earned $239 and $239, respectively, in PIK income. As of June 30, 2023, there were no PIK loans in the Fund's portfolio on non-accrual status.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended June 30, 2023, the Company earned $25 and $98, respectively, in dividend income. For the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022, the Company did not earn any dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2023, the Company earned other income of $12 and $31, respectively, primarily related to prepayment fees. For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) to June 30, 2022, the Fund did not earn other income.
Loans are generally placed on non-accrual status when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment, or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2023 and December 31,2022, there were no loans in the Fund's portfolio on non-accrual status.
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing or amendments of borrowings. Amortization of deferred financing costs is computed on the straight-line basis over the term of the borrowings. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statements of operations. The unamortized balance of such costs is included as a direct deduction from the related liability in the accompanying consolidated statements of assets and liabilities.
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Fund. Organization costs are expensed as incurred and are shown in the Fund's consolidated statements of operations. Refer to Note 4 for further details on the Expense Support Agreement.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three and six months ended June 30, 2023, offering costs of $115 and $313, respectively, were incurred, and $150 and $281, respectively, were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. For the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022, offering costs of $92 and $150, respectively, were incurred, and $36 and $40, respectively, were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. Refer to Note 4 for further details on the Expense Support Agreement.
Income Taxes
For U.S. federal income tax purposes, the Fund has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. In order to qualify as a RIC, the Fund must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Fund is generally required to pay U.S. federal income taxes only on the portion of its taxable income and capital gains it does not distribute.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

In addition, based on the excise distribution requirements, the Fund is subject to a 4% nondeductible U.S. federal excise tax on undistributed income unless the Fund distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ended October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to U.S. federal income tax is considered to have been distributed. The Fund intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax.
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I is a disregarded entity for tax purposes and will be consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and six months ended June 30, 2023, the Company did not incur any excise tax expense. For the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022, the Company did not incur any excise tax expense.
Dividends and Distributions to Common Shareholders
The Fund has declared distributions each month beginning in September 2022 through the date of this Quarterly Report on Form 10-Q, and expects to continue to pay regular monthly distributions to the extent the Fund has taxable income available. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board of Trustees and will depend on the Fund’s earnings, financial condition, maintenance of its tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board of Trustees may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
Functional Currency
The functional currency of the Fund is the U.S. Dollar and all transactions were in U.S. Dollars.
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedge accounting, and other transactions subject to meeting certain criteria. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discounted because of reference rate reform, and was effective upon issuance through December 31, 2022. As of June 30, 2023, the Fund has amended substantially all of its agreements that have LIBOR as a reference rate to an alternate rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Fund has adopted the accounting relief and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of June 30, 2023 and December 31, 2022, according to the fair value hierarchy:

As of June 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$294,555	$294,555
Subordinated Debt (1)	—	—	89,541	89,541
Equity Investments	—	—	5,490	5,490
Cash Equivalents	6,606	—	—	6,606
Total	$6,606	$—	$389,586	$396,192
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $34,229 and mezzanine debt of $55,312.

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$1,704	$249,667	$251,371
Subordinated Debt (1)	—	—	93,809	93,809
Equity Investments	—	—	4,338	4,338
Total	$—	$1,704	$347,814	$349,518
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $30,906 and mezzanine debt of $62,903.

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2023:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2023	$271,509	$99,293	$5,613	$376,415
Purchase of investments	22,496	422	430	23,348
Proceeds from principal repayments and sales of investments	(1,465)	(10,212)	(392)	(12,069)
Payment-in-kind interest	—	511	—	511
Amortization of premium/accretion of discount, net	153	57	—	210
Net realized gain (loss) on investments	8	311	291	610
Net change in unrealized appreciation (depreciation) on investments	83	(841)	(452)	(1,210)
Transfers to Level 3 (1)	1,771	—	—	1,771
Balance as of June 30, 2023	$294,555	$89,541	$5,490	$389,586

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2023	$83	$(542)	$(261)	$(720)

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2022	$249,668	$93,808	$4,338	$347,814
Purchase of investments	46,514	5,467	1,548	53,529
Proceeds from principal repayments and sales of investments	(2,800)	(10,212)	(392)	(13,404)
Payment-in-kind interest	—	1,074	—	1,074
Amortization of premium/accretion of discount, net	352	138	—	490
Net realized gain (loss) on investments	15	312	291	618
Net change in unrealized appreciation (depreciation) on investments	(898)	(1,046)	(295)	(2,239)
Transfers to Level 3 (1)	1,704	—	—	1,704
Balance as of June 30, 2023	$294,555	$89,541	$5,490	$389,586

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2023	$(898)	$(721)	$(119)	$(1,738)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2023, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for one portfolio company.

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2022 and for the period February 28, 2022 (inception) through June 30, 2022:

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

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2023 and December 31, 2022 were as follows:

Investment Type	Fair Value at June 30, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$273,875	Yield Method	Discount Rate	8.82%	14.25%	11.19%
First Lien Term Loans	20,680	Recent Transaction	Transaction Price	98.00	100.00	98.61
Subordinated Debt	89,541	Yield Method	Discount Rate	11.57%	22.51%	14.28%
Equity Investments	5,179	Market Approach	EBITDA Multiple	8.00x	19.50x	10.79x
Total	$389,275
Equity investments in the amount of $311 at June 30, 2023 have been excluded from the table above as the investments are valued using recent transaction price.

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

The significant unobservable input used in the yield method is a discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the performance multiple, which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying investment. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value. A recent transaction, if applicable, may also be factored into the valuation if the transaction price is believed to be an indicator of value.

Alternative valuation methodologies may be used as deemed appropriate for debt or equity investments, and may include, but are not limited to, a market analysis, income analysis, or liquidation (recovery) analysis.

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
Base Management Fee
The management fee is payable monthly in arrears at an annual rate of 0.75% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has operations, net assets will be measured using the beginning net assets as of the Escrow Break Date. In addition, the Adviser has agreed to waive its management fee until the expiry of twelve months from the Escrow Break Date.
For the three and six months ended June 30, 2023, base management fees earned were $165 and $165, respectively, all of which were voluntarily waived by the Adviser. As of June 30, 2023, no amounts were payable to the Adviser related to management fees. For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) through June 30, 2022, no management fees were earned.
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
The Adviser has agreed to waive the incentive fee based on income until the expiry of twelve months from the Escrow Break Date. For the three and six months ended June 30, 2023, income based incentive fees were $373 and $373, respectively, all of which were voluntarily waived by the Adviser. As of June 30, 2023, no amounts were payable to the Adviser related to income based incentive fees. For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) through June 30, 2022, no income based incentive fees were earned.
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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the three and six months ended June 30, 2023, for the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022, the Fund did not incur any incentive fee based on capital gains.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Unless terminated earlier as described below, the Sub-Advisory Agreement will remain in effect for a period of two years from March 31, 2022 and will remain in effect from year-to-year thereafter if approved annually by the Board of Trustees or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. The Sub-Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either the Adviser or the Sub-Adviser without penalty upon not less than 120 days’ written notice to the other.
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
For the three and six months ended June 30, 2023, the Fund incurred $120 and $238, respectively, in fees under the Sub-Administrative Agreement, which are included in administration fees in the consolidated statement of operations. For the three months ended June 30, 2022 and for the period February 8, 2022 (inception) through June 30, 2022, the Company incurred $65 and $75, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of June 30, 2023 and December 31, 2022, $420 and $246, respectively, was unpaid and included in accounts payable and accrued expenses in the consolidated statement of assets and liabilities.
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
September 30, 2022	379	—	379	September 30, 2025
December 31, 2022	176	—	176	December 31, 2025
March 31, 2023	198	—	198	March 31, 2026
June 30, 2023	113	—	113	June 30, 2026
Total	$2,526	$—	$2,526
Board of Trustees’ Fees
The Board consists of seven members, four of whom are Independent Trustees. On March 30, 2022, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three and six months ended June 30, 2023, the Fund incurred $127 and $252, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. For the three months ended June 30, 2022 and for the period from February 8, 2022 (inception) through June 30, 2022, the Fund incurred $126 and $129, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of June 30, 2023 and December 31, 2022, $127 and $128, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Other Related Party Transactions
From time to time, the Adviser may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. As of June 30, 2023 and December 31, 2022, the Fund owed the Adviser $206 and $231, respectively, for reimbursements including the Fund’s allocable portion of overhead, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
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
5. SECURED BORROWINGS
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Fund’s asset coverage was 300.96% and 267.94%, respectively.
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
On October 4, 2022, SPV I entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment, among other things: (i) increased the maximum amount available under the Bank of America Credit Facility from $200,000 to $250,000; and (ii) increased the rate to be paid from Daily SOFR +2.00% to Daily SOFR +2.15% with a “step up” on the one year anniversary of the Closing Date (as defined in the Amendment) increasing from Daily SOFR +2.15% to Daily SOFR +2.40%, as reflected in the Amendment.
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of June 30, 2023, the Bank of America Credit Facility bears interest at a rate of Daily SOFR plus 2.40% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 19, 2027, the fifth anniversary of the effective date of April 19, 2022, or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
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
The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2023, approximates its carrying value. The carrying amounts of the Fund’s assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowing consisted of the following as of June 30, 2023 and December 31, 2022:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	June 30, 2023
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	133,000	133,000
Unused Portion (2)	117,000	117,000
Amount Available (3)	98,834	98,834
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

For the three and six months ended June 30, 2023 and for the three months ended June 30, 2022 and from February 8, 2022 (inception) through June 30, 2022,the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022 (1)
Borrowing interest expense	$2,441	$465	$4,769	$465
Unused fees	118	86	227	86
Amortization of deferred financing costs (2)	39	16	78	16
Total interest and debt financing expenses	$2,598	$567	$5,074	$567
Average interest rate (3)	7.75%	3.00%	7.36%	3.00%
Average daily borrowings	$132,335	$91,944	$136,890	$91,944
                        _______________
(1)Period from February 8, 2022 (inception) through June 30, 2022.
(2)For the three and six months ended June 30, 2023, $2 and $2, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement. For the three and six months ended June 30, 2022, $373 and $373, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(3)Average interest rate includes interest expense and unused fees.

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2023 for any such exposure.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

As of June 30, 2023 and December 31, 2022, the Fund had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	June 30, 2023	December 31, 2022
Acclaim MidCo	$891	$—
ADPD Holdings, LLC	1,918	2,149
Chroma Color Corporation	381	—
Evergreen Services Group, LLC	—	267
Health Management Associates	415	—
Heartland Veterinary Partners, LLC	4,540	5,000
Impact Parent Corporation	972	—
Infobase Acquisition, Inc.	122	122
INS Intermediate	1,139	—
ISG Merger Sub, LLC	1,282	1,282
ITSavvy, LLC	36	480
Kenco Group, Inc.	850	850
KL Bronco Acquisition, Inc.	599	599
Legacy Service Partners	479	—
MEI Rigging & Crating	501	—
Ovation Holdings, Inc.	705	—
Patriot Growth Insurance Service	2,847	5,568
Pinnacle Supply Partners	1,455	—
Randys Holdings, Inc	1,332	1,332
RTH	627	—
SCP Eye Care Holdco, LLC	615	735
Transit Buyer LLC	1,157	—
Trilon Group, LLC	—	363
Victors CCC Buyer LLC	560	560
Wellspring Pharmaceutical	—	1,895
Total unfunded commitments	$23,423	$21,202

The Fund believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2023, the Fund had cash and cash equivalents of $10,477 and available borrowings under the Bank of America Credit Facility of $98,834.
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

On the Escrow Break Date, the Fund had satisfied the minimum offering requirement and the Board authorized the release of proceeds from escrow.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Distributions
The following table summarizes the Fund’s dividends declared for the period from February 8, 2022 (inception) through June 30, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Dividend per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240		$2,605
_______________
(1)Represents monthly dividend of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly dividend of $0.15 per share for each of July 2022, August 2022 and September 2022.
(2)Comprised of $0.19 regular dividend and $0.105 supplemental dividend attributable to accrued net investment income.
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
As of June 30, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Share Repurchase Program
Beginning no later than the first full calendar quarter following the Escrow Break Date, and at the discretion of the Board of Trustees, the Fund intends to commence a share repurchase program in which it intends to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board of Trustees, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the Share Repurchase Program is in the best interest of the Fund and shareholders, and will reinstate the Share Repurchase Program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board is not required to authorize the recommencement of our Share Repurchase Program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.
Under the share repurchase program, to the extent the Fund offers to repurchase Common Shares in any particular quarter, the Fund expects to repurchase Common Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.Common Shares. The repurchase of the Adviser’s shares, if any, will be on the same terms and subject to the same limitations as other shareholders under the Share Repurchase Program.
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

For the six months ended June 30, 2023, no Common Shares were repurchased.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2023 and for the period from February 8, 2022 (inception) through June 30, 2022:

	Six Months Ended June 30,
	2023	2022*
Per share data:
Net asset value at beginning of period	$24.70	$—
Net investment income (loss)	1.43	0.49
Net realized gains (losses) (1)	0.06	(0.03)
Net change in unrealized appreciation (depreciation) (1)	(0.21)	(0.10)
Net increase (decrease) in net assets resulting from operations	1.28	0.36
Stockholder distributions from income (2)	(1.35)	—
Issuance of common shares	—	25.00
Other (3)	—	—
Net asset value at end of period	$24.63	$25.36

Supplemental Data:
Net assets at end of period	$267,280	$267,303
Shares outstanding at end of period (1)	10,853,142	10,540,040
Total return	5.31%	1.44%

Ratio to average net assets:
Ratio of net expenses to average net assets (4) (5)	4.76%	1.12%
Ratio of net investment income (loss) to average net assets (4)	11.67%	5.02%
Portfolio turnover rate (6)	3.60%	9.01%
Asset coverage ratio	300.96%	377.00%
_______________
*For the period February 8, 2022 (inception) through June 30, 2022
(1)The per share data was derived by using the weighted average shares outstanding during the period.
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
(4)Ratios are annualized except for expense support amounts relating to organizational costs and interest expense on the Note. The ratio of total expenses to average net assets was 5.01% and 1.70% for the period ending June 30, 2023 and for the period February 8, 2022 (inception) through June 30, 2022, respectively, on an annualized basis, excluding the effect of expense support which represented (0.25)% and (0.58)%, respectively, of average net assets, and excluding the effect of waived management fees and incentive fees which represented (0.45)% and (1.01)% of average net assets for the period ending June 30, 2023. There were no management fees or incentive fees incurred or waived for the period February 8, 2022 (inception) through June 30, 2022. Average net assets is calculated utilizing quarterly net assets.
(5)The ratio of interest and debt financing expenses to average net assets for the period ending June 30, 2023 and the period February 8, 2022 (inception) through June 30, 2022, was 3.90% and 0.00%, respectively, Average net assets is calculated utilizing quarterly net assets.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
9. SUBSEQUENT EVENTS

The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2023, except as discussed below.
On July 28, 2023, the Board declared a regular distribution for Class I shares of beneficial interest in the amount of $0.25 per share and a special distribution for Class I shares of beneficial interest in the amount of $0.02 per share. The distribution is payable to Class I shareholders of record as of July 31, 2023 and the payment date is on August 28, 2023.
Inclusive of the July 3, 2023 and August 1, 2023 subscriptions, the Fund has received approximately $289.6 million of net proceeds relating to the issuance of Class I shares.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

On August 2, 2023, the Board, including all of the Independent Trustees, approved Amendment No. 3 (“Amendment No. 3”) to the Advisory Agreement, which became effective immediately. The Fund and the Adviser entered into Amendment No. 3 as a result of comments issued by state securities regulators in connection with their “blue sky” review of the Fund’s offering. Amendment No. 3 includes specific language in the Omnibus Guidelines required by a state securities regulator.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The information in this section contains forward-looking statements, which relate to future events or the future performance or financial condition of Nuveen Churchill Private Capital Income Fund, including its wholly owned subsidiaries (collectively, "we", "us", "our", or the "Fund") and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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
Our investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which we define as companies with $10 million to $250 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We primarily focus on investing in U.S. middle market companies with $10 million to $100 million of EBITDA, which we consider the core middle market.
We primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We target an investment portfolio consisting, directly or indirectly, of at least 50% in Senior Loan Investments, up to 30% in Junior Capital Investments and up to 20% in Equity Co-Investments. To support our share repurchase program, we will also invest 5% to 10% of our assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”). While we seek to achieve the targets described above, the composition of the Fund’s investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities. For example, it is possible that the Fund will from time to time maintain a portfolio exclusively comprised of Senior Loan Investments, Junior Capital Investments or other fixed-income instruments, such as during its initial ramp-up phase.
NCPIF SPV I LLC (“SPV I”) and NCPIF Equity Holdings LLC (“Equity Holdings”) are wholly owned subsidiaries of the Fund and are consolidated in these consolidated financial statements.
On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, Teachers Insurance and Annuity Association of America (“TIAA”) contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into the Note (as described below) and issued Class I shares to TIAA.

Under our Investment Advisory Agreement with the Adviser (the “Advisory Agreement”), we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. The Adviser has engaged its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or “Sub-Adviser”), acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below) pursuant to a sub-advisory agreement between the Adviser and Nuveen Asset Management (the “Sub-Advisory Agreement”). Under the administration agreement (the “Administration Agreement”) with Nuveen Churchill Administration LLC, as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Adviser, Nuveen Asset Management, and the Administrator are all affiliates and subsidiaries of Nuveen, LLC (“Nuveen”), the investment management division of TIAA.
Key Components of Our Results of Operations

Investments
Our level of investment activity varies substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity in the middle market, the general economic environment and the competitive environment for the types of investments we make, and other market conditions.
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

Revenues
We generate revenue primarily in the form of interest income on our Senior Loan Investments, Junior Capital Investments and Liquid Investments, and capital gains and dividend income from our Equity Co-Investments in our portfolio companies. Our Senior Loan Investments typically bear interest at a floating rate usually determined on the basis of a benchmark, such as the Secured Overnight Financing Rate (“SOFR”). Our Junior Capital Investments generally include cash paying subordinated debt (including fixed-rate subordinated loans, which may have a portion of PIK income, and floating-rate second-lien term loans), subordinated PIK notes (with no current cash payments) and/or equity securities (with no current cash payments). Our Liquid Investments includes a portfolio of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. Original Issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income.
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
With respect to (i) above, Nuveen Alternative Holdings LLC, an affiliate of the Adviser (“Nuveen Alternative Holdings”) has agreed to advance (or cause one or more of its affiliates to advance) all of our organization and offering expenses on our behalf through the Escrow Break Date. Unless Nuveen Alternative Holdings elects to cover such expenses pursuant to the expense support and conditional reimbursement agreement with the Adviser (the “Expense Support Agreement”), we may be obligated to reimburse Nuveen Alternative Holdings under the terms of the Expense Support Agreement for such advanced expenses. Any reimbursements will not exceed actual expenses incurred by Nuveen Alternative Holdings.
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and six months ended June 30, 2023 and for the period and from the period February 8, 2022 (inception) through June 30, 2022, is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended June 30,
	2023	2022
Investments:
Total investments, beginning of period	$382,694	296,231
Purchase of investments	23,354	25,235
Proceeds from principal repayments and sales of investments	(12,069)	(26,590)
Payment-in-kind interest	506	—
Amortization of premium/accretion of discount, net	210	191
Net realized gain (loss) on investments	610	(267)
Total investments, end of period	$395,305	$294,800

Portfolio companies at beginning of period	74	41
Number of new portfolio companies funded	8	7
Number of portfolio companies sold or repaid	(1)	(2)
Portfolio companies at end of period	81	46
Count of investments	135	60
Count of industries	21	17

	Six Months Ended June 30,
	2023	2022 (1)
Investments:
Total investments, beginning of period	$352,998	$—
Purchase of investments	53,529	321,466
Proceeds from principal repayments and sales of investments	(13,404)	(26,590)
Payment-in-kind interest	1,074	—
Amortization of premium/accretion of discount, net	490	191
Net realized gain (loss) on investments	618	(267)
Total investments, end of period	$395,305	$294,800

Portfolio companies at beginning of period	64	—
Number of new portfolio companies funded	18	46
Number of portfolio companies sold or repaid	1	—
Portfolio companies at end of period	81	46
Count of investments	135	60
Count of industries	21	17
_______________
(1)For the period February 8, 2022 (inception) through June 30, 2022

As of June 30, 2023, our portfolio companies had a weighted average reported EBITDA of $66.3 million. These calculations include all private debt investments for which fair value is determined by the Adviser in its capacity as the valuation designee of the Fund’s Board of Trustees (the “Board”), and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.

As of June 30, 2023 and December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$298,025	$294,555	75.61%	$253,940	$251,371	71.92%
Subordinated Debt (1)	92,257	89,541	22.98%	95,481	93,809	26.84%
Equity Investments	5,023	5,490	1.41%	3,577	4,338	1.24%
Total	$395,305	$389,586	100.00%	$352,998	$349,518	100.00%
Largest portfolio company investment	$10,655	$11,004	2.82%	$10,617	$11,093	3.17%
Average portfolio company investment	$4,880	$4,810	1.23%	$5,516	$5,461	1.56%
_______________
(1)Subordinated Debt is comprised of second lien term loans and/or second lien notes of $34,229 and mezzanine debt of $55,312 as of June 30, 2023, and $30,906 and $62,903 as of December 31, 2022, respectively.
The industry composition of our portfolio as a percentage of fair value as of June 30, 2023 and December 31, 2022 was as follows:

Industry	June 30, 2023	December 31, 2022
Automotive	1.00%	1.11%
Banking, Finance, Insurance, Real Estate	0.77%	0.08%
Beverage, Food & Tobacco	9.25%	12.54%
Capital Equipment	3.82%	1.98%
Chemicals, Plastics & Rubber	4.19%	4.28%
Construction & Building	4.81%	4.52%
Consumer Goods: Durable	4.39%	4.48%
Consumer Goods: Non-Durable	7.26%	7.56%
Containers, Packaging & Glass	4.39%	4.89%
Energy: Oil & Gas	5.54%	6.09%
Environmental Industries	2.45%	2.19%
Healthcare & Pharmaceuticals	8.09%	7.31%
High Tech Industries	3.60%	2.74%
Media: Advertising, Printing & Publishing	1.71%	1.98%
Services: Business	16.44%	16.98%
Services: Consumer	7.41%	6.65%
Sovereign & Public Finance	0.99%	1.08%
Telecommunications	1.74%	1.92%
Transportation: Cargo	2.79%	3.12%
Utilities: Electric	0.66%	—%
Wholesale	8.70%	8.50%
Total	100.00%	100.00%
The weighted average yields of our investments as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at cost	11.44%	10.84%
Weighted average yield on debt and income producing investments, at fair value	11.63%	10.97%
Percentage of debt investments bearing a floating rate	81.07%	76.79%
Percentage of debt investments bearing a fixed rate	18.93%	23.21%

As of June 30, 2023, 78.94% and 79.28% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of December 31, 2022, 74.64% and 74.79% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans..

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increased from 10.84% to 11.44% from December 31, 2022 to June 30, 2023. The increase in weighted average yields was primarily due to rising benchmark interest rates.
Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The past strength of the merger and acquisition markets, fueled by historically low interest rates, environment previously led to increased originations and repayments. However, we have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates and volatility in the banking system, particularly with small and regional banks), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations). There have been headwinds in the financing and merger and acquisition markets resulting from the foregoing factors. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	June 30, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	26,698	6.85	4	13,698	3.92	2
4	315,569	81.00	69	318,565	91.15	60
5	39,491	10.14	7	9,797	2.80	1
6	—	—	—	7,458	2.13	1
7	7,828	2.01	1	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$389,586	100.00%	81	$349,518	100.00%	64
As of June 30, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.0, respectively.

Results of Operations
Operating results for the three and six months ended June 30, 2023 and for three months ended June 30, 2022 and for the period from February 8, 2022 (inception) through June 30, 2022 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2023	2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$10,594	$6,137
Payment-in-kind interest income	506	239
Dividend income	25	—
Other income	12	—
Total investment income	11,137	6,376

Expenses:
Organizational expenses	—	197
Interest and debt financing expenses	2,598	567
Interest expense on Note (See Note 4)	—	226
Professional fees	214	263
Management fees	165	—
Income based incentive fees	373	—
Board of Trustees’ fees	127	126
Administration fees	120	65
Other general and administrative expenses	132	58
Offering costs	150	36
Total expenses	3,879	1,538
Expense support	(174)	(249)
Management fees waived	(165)	—
Incentive fees waived	(373)	—
Net expenses	3,167	1,289
Net investment income (loss)	$7,970	$5,087
Realized and unrealized gain (loss) on investments:
Net realized gains (losses)	$610	$(267)
Net change in unrealized gains (losses)	(1,209)	(1,005)
Total net realized and change in unrealized gains (losses)	(599)	(1,272)
Net increase (decrease) in net assets resulting from operations	$7,371	$3,815

	Six Months Ended June 30,
	2023	2022(1)
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$20,175	$6,137
Payment-in-kind interest income	1,074	239
Dividend income	98	—
Other income	31	—
Total investment income	21,378	6,376

Expenses:
Organizational expenses	—	933
Interest and debt financing expenses	5,074	567
Interest expense on Note (See Note 4)	—	226
Professional fees	415	451
Management fees	165	—
Income based incentive fees	373	—
Board of Trustees’ fees	252	129
Administration fees	238	75
Other general and administrative expenses	262	58
Offering costs	281	40
Total expenses	7,060	2,479
Expense support	(329)	(1,177)
Management fees waived	(165)	—
Incentive fees waived	(373)	—
Net expenses	6,193	1,302
Net investment income (loss)	$15,185	$5,074
Realized and unrealized gain (loss) on investments:
Net realized gains (losses)	$618	$(267)
Net change in unrealized gains (losses)	(2,239)	(1,005)
Total net realized and change in unrealized gains (losses)	(1,621)	(1,272)
Net increase (decrease) in net assets resulting from operations	$13,564	$3,802
_______________
(1)For the period February 8, 2022 (inception) through June 30, 2022

A net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
On March 31, 2022, prior to the Fund’s election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I. The Fund accrued investment income on this portfolio beginning April 1, 2022.

Investment income increased to $11.1 million and $21.4 million for the three and six months ended June 30, 2023, respectively, from $6.4 million and $6.4 million for the comparable periods in the prior year, primarily due to increased investment activity and an increase in interest income from higher weighted average interest rates. As of June 30, 2023, the size of our portfolio increased to $395.3 million from $294.8 million, as of June 30, 2022, at cost. As of June 30, 2023, the weighted average yield of our debt and income producing investments increased to 11.44% from 8.70% as of June 30, 2022, at cost, primarily due to increases in base interest rates. We expect our portfolio will continue to grow as we raise and deploy capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as SOFR and alternate rates, and, to a lesser extent, LIBOR, may affect our investment income over the long term.

Expenses
Total expenses before expense support increased to $3.9 million and $7.1 million for the three and six months ended June 30, 2023, respectively, from $1.5 million and $2.5 million for the three months ended June 30, 2022 and for the period February 8, 2022 through June 30, 2022.

Interest and debt financing expenses increased for the three and six months ended June 30, 2023 compared to the three months ended June 30, 2022 and for the period February 8, 2022 through June 30, 2022 primarily due to higher average daily borrowings and higher average interest rates. The average daily borrowings for the three and six months ended June 30, 2023 was $132.3 million and $136.9 million, compared to $91.9 million and $91.9 million for the three months ended June 30, 2022 and for the period February 8, 2022 through June 30, 2022. The average interest rate for the three and six months ended June 30, 2023 was 7.75% and 7.36% compared to 3.00% and 3.00% for the three months ended June 30, 2022 and for the period February 8, 2022 through June 30, 2022. We anticipate certain operational expenses to decrease in relation to our income as we continue to ramp up our portfolio.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
We had a net realized gain on investments of $610 thousand for the three months ended June 30, 2023 primarily related to a sale of a portfolio company compared to a net realized loss of $(267) thousand for the three months ended June 30, 2022. For the six months ended June 30, 2023, we had a net realized gain on investments of $618 thousand primarily related to a sale of a portfolio company compared to a net realized loss of $(267) thousand for the period February 8, 2022 through June 30, 2022.
We recorded a net change in unrealized losses of $(1.2) million for the three months ended June 30, 2023, compared to a net unrealized losses of $(1.0) million for three months ended June 30, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. We recorded a net change in unrealized losses of $(2.2) million for the the six months ended June 30, 2023, compared to a net unrealized losses of $(1.0) million for the period February 8, 2022 though June 30, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
The total net loss for the three and six months ended June 30, 2023, was primarily related to a decrease in the fair value of our investment portfolio primarily attributable to modest softening of certain of our portfolio companies' credit metrics partially offset by tightening in market spreads.
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
Cash and cash equivalents as of June 30, 2023, taken together with our available debt, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of June 30, 2023, we had $98.8 million available borrowings under our Bank of America Credit Facility.
For the six months ended June 30, 2023, our cash and cash equivalents balance decreased by $55.3 million. During that period, $26.2 million was used in operating activities, primarily due to investment purchases of $53.5 million, offset by $13.4 million in repayments and sales of investments in portfolio companies. During the same period, $29.1 million was used in financing activities, consisting primarily of proceeds from secured borrowings of $42.0 million, and repayments of secured borrowings of $64.0 million.

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

As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisifed the minimum offering requirement and the Board authorized the release of proceeds from escrow.
Distributions
The following table summarizes the Fund’s dividend declared from inception to June 30, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Dividend per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.20		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.20		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.23		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.24		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.24		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.24		$2,605
_______________
(1)Represents monthly dividend of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly dividend of $0.15 per share for each of July 2022, August 2022 and September 2022.
(2)Comprised of $0.19 regular dividend and $0.105 supplemental dividend attributable to accrued net investment income.
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
As of June 30, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan.

Share Repurchase Program
Beginning no later than the first full calendar quarter following the Escrow Break Date, and at the discretion of the Board of Trustees, the Fund intends to commence a share repurchase program in which it intends to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board of Trustees, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the Share Repurchase Program is in the best interest of the Fund and shareholders, and will reinstate the Share Repurchase Program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board of Trustees is not required to authorize the recommencement of our Share Repurchase Program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued.
Under the share repurchase program, to the extent the Fund offers to repurchase Common Shares in any particular quarter, the Fund expects to repurchase Common Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. Common Shares. The repurchase of the Adviser’s shares, if any, will be on the same terms and subject to the same limitations as other shareholders under the Share Repurchase Program.
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

For the six months ended June 30, 2023, no Common Shares were repurchased.
Income Taxes
The Fund has elected to be regulated as a BDC under the 1940 Act. The Fund also intends to qualify annually to be treated, as a RIC under the Code. So long as the Fund maintains its RIC tax treatment, it generally will not be subject to U.S federal income tax on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the financial statements of the Fund.
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
Bank of America Credit Facility
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 300.96% as of June 30, 2023.
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
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of June 30, 2023, the Bank of America Credit Facility bears interest at a rate of SOFR, reset daily plus 2.40% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 19, 2027, the fifth anniversary of the effective date of April 19, 2022, or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
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
The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2023 and as of December 31, 2022, approximates their carrying values. The following table presents outstanding borrowing as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	133,000	133,000
Unused Portion (2)	117,000	117,000
Amount Available (3)	98,834	98,834
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
For the three months ended June 30, 2023 and June 30, 2022, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,
	2023	2022
Borrowing interest expense	$2,441	$465
Unused fees	118	86
Amortization of deferred financing costs (1)	39	16
Total interest and debt financing expenses	$2,598	$567
Average interest rate (2)	7.75%	3.00%
Average daily borrowings	$132,335	$91,944
_______________
(1)For the three months ended June 30, 2023 and June 30, 2022, $2 and $373, respectively,of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes borrowing interest expense and unused fees.
For the six months ended June 30, 2023 and for the period February 8, 2022 (inception) through June 30, 2022, the components of interest expense and debt financing expenses were as follows:

	Six Months Ended June 30,
	2023	2022(1)
Borrowing interest expense	$4,769	$465
Unused fees	227	86
Amortization of deferred financing costs(1)	78	16
Total interest and debt financing expenses	$5,074	$567
Average interest rate(2)	7.36%	3.00%
Average daily borrowings	$136,890	$91,944
_______________
(1) Period from February 8, 2022 (inception) through June 30, 2022.
(2) For the six months ended June 30, 2022, $373 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(3) Average interest rate includes borrowing interest expense and unused fees.

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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), BDCs were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the BDC. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on October 14, 2022, the SEC granted the Fund’s request to amend the Order to make the Temporary Relief permanent for the Fund and permit the Fund to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company.
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
September 30, 2022	379	—	379	September 30, 2025
December 31, 2022	176	—	176	December 31, 2025
March 31, 2023	198	$—	198	March 31, 2026
June 30, 2023	113	—	113	June 30, 2026
Total	$2,526	$—	$2,526
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2023 and December 31, 2022. We may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the period ending June 30, 2023.
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

U.S. Federal Income Taxes
We have elected to be regulated as a BDC under the 1940 Act. We have elected, and intend to qualify annually, to be treated as a RIC under the Code. So long as we maintain our qualification as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we timely distribute at least annually to our shareholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our shareholders and will not be reflected in our consolidated financial statements.
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
Recent Developments
On July 28, 2023, the Board declared a regular distribution for Class I shares of beneficial interest in the amount of $0.25 per share and a special distribution for Class I shares of beneficial interest in the amount of $0.02 per share. The distribution is payable to Class I shareholders of record as of July 31, 2023 and the payment date is on August 28, 2023.

Inclusive of the July 3, 2023 and August 1, 2023 subscriptions, the Fund has received approximately $289.6 million of net proceeds relating to the issuance of Class I shares.

On August 2, 2023, the Board, including all of the Independent Trustees, approved Amendment No. 3 (“Amendment No. 3”) to the Advisory Agreement, which became effective immediately. The Fund and the Adviser entered into Amendment No. 3 as a result of comments issued by state securities regulators in connection with their “blue sky” review of the Fund’s offering. Amendment No. 3 includes specific language in the Omnibus Guidelines required by a state securities regulator.

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
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by fluctuations in various interest rates, including the replacement of LIBOR with alternate rates and prime rates, to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result in leading the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of June 30, 2023, on a fair value basis, approximately 18.93% of our debt investments bear interest at a fixed rate and approximately 81.07% of our debt investments bear interest at a floating rate. As of June 30, 2023, 97.80% of our floating rate debt investments are subject to interest rate floors. Additionally, the Bank of America Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2023. Interest expense is calculated based on the terms of the Bank of America Credit Facility, using the outstanding balance as of June 30, 2023. Interest expense on the Bank of America Credit Facility is calculated using the interest rate as of June 30, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
- 300 Basis Points	$(4,728)	$(1,979)	$(2,749)
- 200 Basis Points	(3,152)	(1,319)	(1,833)
- 100 Basis Points	(1,576)	(660)	(916)
+100 Basis Points	1,576	660	916
+200 Basis Points	3,152	1,319	1,833
+300 Basis Points	4,728	1,979	2,749

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.
LIBOR is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom's Financial Conduct Authority (“FCA"), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBOR, including USD LIBOR, except in very limited circumstances.

In the United States, SOFR is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

As of the filing date of this Quarterly Report on Form 10-Q, substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Because CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in loans referencing SOFR. If the manner in which SOFR or CME Term SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on such loans and the trading prices of the SOFR Loans. In addition, there can be no guarantee that loans referencing SOFR or CME Term SOFR will continue to reference those rates until maturity or that, in the future, our loans will reference benchmark rates other than CME Term SOFR. Should any of these events occur, our loans, and the yield generated thereby, could be affected. Specifically, the anticipated yield on our loans may not be fully realized and our loans may be subject to increased pricing volatility and market risk.

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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

(a)On August 2, 2023, the Board, including all of the Independent Trustees, approved Amendment No. 3 (“Amendment No. 3”) to the Advisory Agreement, which became effective immediately. The Fund and the Adviser entered into Amendment No. 3 as a result of comments issued by state securities regulators in connection with their “blue sky” review of the Fund’s offering. Amendment No. 3 includes specific language in the Omnibus Guidelines required by a state securities regulator.

The foregoing description is only a summary of the material provisions of Amendment No. 3 and is qualified in its entirety by reference to a copy of Amendment No. 3, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

(b)None.

(c)For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Fund has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Fund intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Fund has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Fund’s securities by officers and directors of the Fund that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

3.1	Fifth Amended and Restated Declaration of Trust of the Registrant(2)

3.2	Third Amended and Restated Bylaws of the Registrant(3)

4.1	Form of Subscription Agreement(4)

4.2	Distribution Reinvestment Plan(1)

10.1	Amendment No. 3 to the Investment Advisory Agreement between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith

(1)Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262771) filed on September 6, 2022.
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 3, 2023.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 1, 2023.
(4)Incorporated by reference to the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-262771) filed on July 31, 2023.

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

Date: August 4, 2023