Form 10-Q
period 2023-09-30
Nuveen Churchill Private Capital Income Fund
filed 2023-11-01
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-04321
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
(Exact name of registrant as specified in its charter)

Delaware	88-6187397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
375 Park Avenue, 9th Floor, New York, NY	10152
(Address of principal executive offices)	(Zip Code)
(212) 478-9200
(Registrant’s telephone number, including area code)
430 Park Avenue, 14th Floor, New York, NY 10022
(Registrant’s former address)
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
The registrant had outstanding 12,975,926 Class I shares, 7,111 Class D shares, and 40,634 Class S shares as of November 1, 2023.

Table of Contents

		Page
PART I	Financial Information	3
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Statements of Assets and Liabilities as of September 30, 2023 (Unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and for the Three Months Ended September 30, 2022 and for the Period February 8, 2022 (inception) through September 30, 2022 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2023 and for the Three Months Ended September 30, 2022 and for the Period February 8, 2022 (inception) through September 30, 2022 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and for the Period February 8, 2022 (inception) through September 30, 2022 (Unaudited)	6
	Consolidated Schedules of Investments as of September 30, 2023 (Unaudited) and December 31, 2022	7
	Notes to Consolidated Financial Statements (Unaudited)	15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	57
PART II	Other Information	58
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	60
Signatures		61

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
•the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia and ongoing war in the Middle East, and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $451,244 and $352,998, respectively)	$445,777	$349,518
Cash and cash equivalents	6,344	65,785
Due from affiliate expense support (See Note 4)	2,853	2,215
Interest receivable	5,594	4,282
Receivable for investments sold	1,011	196
Prepaid expenses	71	29
Total assets	$461,650	$422,025

Liabilities
Secured borrowings (net of $551 and $647 deferred financing costs, respectively) (See Note 5)	$120,199	$154,353
Distributions payable	3,070	3,109
Payable for investments purchased	29,747	—
Interest payable	446	533
Due to affiliate expense support (See Note 4)	2,853	2,215
Board of Trustees' fees payable	128	128
Accounts payable and accrued expenses	1,924	1,386
Due to transfer agent	1,145	—
Total liabilities	$159,512	$161,724

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 12,279,387 and 10,540,040 Class I shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$123	$105
Paid-in-capital in excess of par value	306,173	263,396
Total distributable earnings (loss)	(4,158)	(3,200)
Total net assets	$302,138	$260,301

Total liabilities and net assets	$461,650	$422,025

Net asset value per Class I share	$24.61	$24.70

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022(1)
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$11,496	$6,555	$31,671	$12,692
Payment-in-kind interest income	573	211	1,647	450
Dividend income	17	—	115	—
Other income	100	446	131	446
Total investment income	12,186	7,212	33,564	13,588

Expenses:
Organizational expenses	—	148	—	1,081
Interest and debt financing expenses	2,637	1,325	7,711	1,892
Interest expense on Note (See Note 4)	—	—	—	226
Professional fees	250	291	665	742
Management fees	547	—	712	—
Income based incentive fees	1,219	—	1,592	—
Board of Trustees’ fees	128	128	380	257
Administration fees (See Note 4)	124	74	362	149
Other general and administrative expenses	326	71	588	129
Offering costs	187	78	468	118
Total expenses	5,418	2,115	12,478	4,594
Expense support (See Note 4)	(212)	(245)	(541)	(1,422)
Management fees waived (Note 4)	(547)	—	(712)	—
Incentive fees waived (Note 4)	(1,219)	—	(1,592)	—
Net expenses	3,440	1,870	9,633	3,172
Net investment income (loss)	8,746	5,342	23,931	10,416

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	67	3	685	(264)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	252	(1,257)	(1,987)	(2,262)
Total net realized and unrealized gain (loss) on investments	319	(1,254)	(1,302)	(2,526)
Net increase (decrease) in net assets resulting from operations	$9,065	$4,088	$22,629	$7,890

Per share data:
Net investment income (loss) per share - Class I common share	$0.75	$0.51	$2.18	$0.99
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$0.78	$0.39	$2.06	$0.75
Weighted average common shares outstanding - Class I common share	11,758,707	10,540,040	10,985,133	10,483,067
____________________
(1)Period from February 8, 2022 (inception) through September 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$8,746	$5,342	$23,931	$10,416
Net realized gain (loss) on investments	67	3	685	(264)
Net change in unrealized appreciation (depreciation) on investments	252	(1,257)	(1,987)	(2,262)
Net increase (decrease) in net assets resulting from operations	9,065	4,088	22,629	7,890
Shareholder Distributions:
Class I:
Distribution declared from net investment income	(8,823)	(9,170)	(23,128)	(9,170)
Distribution declared from realized gains	(460)	—	(460)	—
Net increase (decrease) in net assets resulting from shareholder distributions	(9,283)	(9,170)	(23,588)	(9,170)
Capital share transactions:
Class I:
Issuance of common shares, net	34,970	—	42,690	263,501
Reinvestment of shareholder distributions	106	—	106	—
Net increase (decrease) in net assets resulting from capital share transactions - Class I	35,076	—	42,796	263,501
Total increase (decrease) in net assets	34,858	(5,082)	41,837	262,221
Net assets, at beginning of period	267,280	267,303	260,301	—
Net assets, at end of period	$302,138	$262,221	$302,138	$262,221
____________________
(1)Period from February 8, 2022 (inception) through September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2023	2022(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$22,629	$7,890

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(120,285)	(55,661)
Proceeds from principal repayments and sales of investments	24,852	27,692
Payment-in-kind interest	(1,647)	(450)
Amortization of premium/accretion of discount, net	(607)	(325)
Net realized (gain) loss on investments	(685)	264
Net change in unrealized (appreciation) depreciation on investments	1,987	2,262
Amortization of deferred financing costs	122	—
Changes in operating assets and liabilities:
Due from affiliate expense support	(638)	(2,039)
Receivable for investments sold	(815)	(209)
Interest receivable	(1,186)	(4,640)
Prepaid expenses	(42)	(50)
Payable for investments purchased	29,747	—
Interest payable	(87)	287
Due to affiliate expense support	638	2,039
Board of Trustees' fees payable	—	128
Accounts payable and accrued expenses	538	720
Due to transfer agent	1,145	—
Net cash provided by (used in) operating activities	(44,334)	(22,092)

Cash flows from financing activities:
Proceeds from issuance of common shares	42,690	1
Proceeds from secured borrowings	54,250	125,000
Repayments of secured borrowings	(88,500)	(32,731)
Distributions paid	(23,521)	—
Payments of deferred financing costs	(26)	—
Net cash provided by (used in) financing activities	(15,107)	92,270

Net increase (decrease) in cash and cash equivalents	(59,441)	70,178
Cash and cash equivalents, beginning of period	65,785	—
Cash and cash equivalents, end of period	$6,344	$70,178

Supplemental information and non-cash activities:
Purchases of investments	$—	$(296,231)
Cash paid during the period for interest	7,676	1,796
Financing costs paid through expense support	—	373
Cash paid during the period for excise taxes	2	—
Issuance of Class I common shares, net	—	263,500
Reinvestment of Shareholder Distributions	106	—
____________________
(1)Period from February 8, 2022 (inception) through September 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
Turbine Engine Specialist, Inc	(4)	First Lien Term Loan	S + 9.50%	14.82%	3/1/2029	$1,978	$1,928	$1,929	0.64%
Total Aerospace & Defense							1,928	1,929	0.64%

Automotive
Adient US LLC	(6) (12)(13)	First Lien Term Loan	S + 3.25%	8.65%	4/13/2028	500	503	501	0.17%
Belron Finance US LLC	(6) (12)(13)	First Lien Term Loan	S + 2.43%	7.82%	4/13/2028	499	501	498	0.16%
Randys Holdings, Inc	(4) (6) (7)	First Lien Term Loan	S + 6.50%	11.90%	11/1/2028	3,967	3,895	3,915	1.30%
Randys Holdings, Inc (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.50%	11.90%	11/1/2028	1,332	—	(17)	(0.01)%
Total Automotive							4,899	4,897	1.62%

Banking, Finance, Insurance, Real Estate
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(4) (6) (7) (11)	First Lien Term Loan	S + 5.75%	11.15%	10/14/2028	5,980	3,839	3,726	1.23%
Ryan Specialty Group LLC	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.40%	9/1/2027	499	500	500	0.16%
SS&C Technology Holdings Inc	(6) (12)(13)	First Lien Term Loan	S + 2.25%	7.65%	3/22/2029	199	199	199	0.07%
SS&C Technology Holdings Inc	(6) (12)(13)	First Lien Term Loan	S + 2.25%	7.65%	3/22/2029	300	301	300	0.10%
Total Banking, Finance, Insurance, Real Estate							4,839	4,725	1.56%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(4) (6) (10)(13)	First Lien Term Loan	S + 6.25%	11.65%	9/25/2029	4,246	4,162	4,162	1.38%
Cold Spring Brewing Company	(4) (6)	First Lien Term Loan	S + 4.75%	10.07%	12/19/2025	6,288	6,287	6,287	2.08%
Fortune International, LLC	(4) (6)	First Lien Term Loan	S + 4.75%	10.15%	1/17/2026	6,896	6,853	6,805	2.25%
Fresh Edge	(4) (6)	Subordinated Debt	S + 4.50% (Cash) + 5.125% (PIK)	15.09%	4/3/2029	2,916	2,848	2,833	0.94%
Harvest Hill Beverage Company	(4)	Subordinated Debt	S + 9.00%	14.32%	2/28/2029	2,800	2,721	2,748	0.91%
Nonni's Foods, LLC	(4) (6)	First Lien Term Loan	S + 5.50%	10.97%	12/1/2023	6,909	6,908	6,838	2.26%
SW Ingredients Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2026	10,153	10,153	9,902	3.28%
Palmetto Acquisitionco, Inc.	(4) (6)	First Lien Term Loan	S + 5.75%	11.15%	9/18/2029	3,348	3,290	3,290	1.09%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.15%	9/18/2029	1,217	(5)	(21)	(0.01)%
Total Beverage, Food & Tobacco							43,217	42,844	14.18%

Capital Equipment
Clarios Global LP (f/k/a Johnson Controls Inc)	(6) (10)(12)(13)	First Lien Term Loan	S + 3.75%	9.15%	5/6/2030	500	502	500	0.17%
EFC Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,420	2,354	2,375	0.79%
GenServe LLC	(4) (6) (7)	First Lien Term Loan	S + 5.75%	11.22%	4/12/2024	6,895	6,873	6,800	2.25%
Hayward Industries, Inc.	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.15%	5/30/2028	499	495	496	0.16%
Ovation Holdings, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.65%	2/3/2029	704	226	223	0.07%
Ovation Holdings, Inc.	(4) (6)	First Lien Term Loan	S + 6.25%	11.65%	2/3/2029	2,980	2,920	2,934	0.97%
Messer Industries GmbH	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.90%	3/2/2026	498	499	498	0.16%
NCR Corporation	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.90%	8/28/2026	500	501	501	0.17%
RTH Buyer LLC (dba "Rhino Tool House)	(4) (6)	First Lien Term Loan	S + 6.25%	11.72%	4/4/2029	2,680	2,628	2,657	0.88%
RTH Buyer LLC (dba "Rhino Tool House) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.72%	4/4/2029	627	300	298	0.10%
Total Capital Equipment							17,298	17,282	5.72%

Chemicals, Plastics, & Rubber
Chroma Color Corporation (dba "Chroma Color)	(4) (6)	First Lien Term Loan	S + 5.75%	11.15%	4/21/2029	1,749	1,715	1,716	0.57%
Chroma Color Corporation (dba "Chroma Color) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.15%	4/21/2029	381	(4)	(7)	—%
INEOS US Finance LLC	(6) (12)(13)	First Lien Term Loan	S + 3.75%	9.15%	11/8/2027	499	499	497	0.17%
INEOS US Petrochem LLC	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.15%	1/29/2026	499	499	498	0.17%
Kraton Polymers LLC	(6) (12)(13)	First Lien Term Loan	S + 3.25%	8.65%	3/15/2029	499	493	494	0.16%
Nouryon Finance B.V.	(6) (12)(13)	First Lien Term Loan	S + 4.00%	9.40%	4/3/2028	499	500	494	0.16%
Spartech	(4) (6) (7)	First Lien Term Loan	S + 4.75%	10.15%	5/8/2028	3,940	3,940	3,320	1.10%
SupplyOne, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	2/1/2025	10,189	10,189	10,189	3.37%
Tronox Finance LLC	(6) (12)(13)	First Lien Term Loan	S + 3.50%	8.90%	8/16/2028	500	498	497	0.16%
Total Chemicals, Plastics, & Rubber							18,329	17,698	5.86%

Construction & Building
Gannett Fleming	(4) (6)	First Lien Term Loan	S + 6.60%	12.00%	12/20/2028	1,985	1,949	1,970	0.65%
Hyphen Solutions, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.90%	10/27/2026	6,895	6,855	6,688	2.21%
MEI Rigging & Crating	(4) (6)	First Lien Term Loan	S + 6.50%	11.82%	6/29/2029	3,166	3,103	3,105	1.03%
MEI Rigging & Crating (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.82%	6/29/2029	501	(2)	(10)	—%
Quikrete Holdings, Inc.	(6) (12)	First Lien Term Loan	S + 2.75%	8.15%	3/19/2029	499	500	499	0.17%
SPI LLC	(4) (6) (7)	First Lien Term Loan	S + 5.00%	10.32%	12/21/2027	6,895	6,814	6,895	2.28%
Summit Materials, LLC	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.40%	12/14/2027	499	502	501	0.16%
WSB Engineering Holdings Inc.	(4) (6)	First Lien Term Loan	S + 6.00%	11.40%	8/31/2029	1,644	1,619	1,619	0.54%
WSB Engineering Holdings Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.40%	8/31/2029	1,096	(8)	(16)	(0.01)%
Total Construction & Building							21,332	21,251	7.03%

Consumer Goods: Durable
Copeland (Emerson Climate Technologies)	(6) (12)	First Lien Term Loan	S + 3.00%	8.32%	5/31/2030	750	753	750	0.25%
Freedom U.S. Acquisition Corporation	(4) (6)	First Lien Term Loan	S + 4.50%	9.90%	11/10/2023	7,000	7,000	6,974	2.31%
NMC Skincare Intermediate Holdings II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S + 5.00%	10.32%	10/31/2024	6,892	6,834	6,606	2.19%
SRAM LLC	(6) (12)	First Lien Term Loan	S + 2.75%	8.15%	5/18/2028	500	501	499	0.16%
Topgolf Callaway Brands Corp	(6) (12)(13)	First Lien Term Loan	S + 3.50%	8.90%	3/15/2030	499	500	497	0.16%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S + 5.75%	11.15%	9/7/2028	1,535	1,505	1,520	0.50%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S + 5.50%	10.90%	9/7/2028	2,030	2,012	1,991	0.66%
Total Consumer Goods: Durable							19,105	18,837	6.23%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.40%	1/14/2026	6,893	6,876	6,666	2.21%
Elevation Labs	(4) (6)	First Lien Term Loan	S + 5.75%	11.15%	6/30/2028	1,305	1,294	1,260	0.42%
Elevation Labs (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.15%	6/30/2028	599	(2)	(21)	(0.01)%
Image International Intermediate Holdco II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.90%	7/10/2024	6,992	6,958	6,868	2.27%
Perrigo Company plc	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.90%	4/20/2029	499	499	498	0.16%
Protective Industrial Products (“PIP”)	(4) (6)	First Lien Term Loan	S + 5.00%	10.32%	12/29/2027	1,346	1,295	1,346	0.45%
Revision Buyer LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,151	9,982	10,151	3.36%
Ultima Health Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,321	1,298	1,281	0.42%
US Foods, Inc	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.90%	11/22/2028	750	753	752	0.25%
Total Consumer Goods: Non-Durable							28,953	28,801	9.53%

Containers, Packaging & Glass
New ILC Dover, Inc.	(4) (6) (7)	First Lien Term Loan	S + 5.00%	10.40%	1/31/2026	6,893	6,885	6,893	2.28%
Oliver Packaging	(4)	Subordinated Debt	N/A	11.00%	1/6/2029	1,326	1,304	1,266	0.42%
PG Buyer, LLC	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,184	8,184	8,184	2.71%
Total Containers, Packaging & Glass							16,373	16,343	5.41%

Energy: Electricity
Covanta Holding Corp	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.90%	11/30/2028	35	35	35	0.01%
Covanta Holding Corp	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.90%	11/30/2028	464	464	462	0.15%
Total Energy: Electricity							499	497	0.16%

Energy: Oil & Gas
AmSpec Group, Inc.	(4) (6) (7)	First Lien Term Loan	S + 5.75%	11.15%	7/2/2024	6,891	6,891	6,891	2.28%
Dresser Utility Solutions, LLC	(4) (6)	First Lien Term Loan	S + 5.25%	10.57%	10/1/2025	3,447	3,447	3,447	1.14%
Dresser Utility Solutions, LLC (Incremental)	(4) (6)	First Lien Term Loan	S + 5.25%	10.57%	10/1/2025	3,446	3,413	3,409	1.13%
Marco APE Opco Holdings, LLC	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	9,523	9,071	8,306	2.75%
Total Energy: Oil & Gas							22,822	22,053	7.30%

Environmental Industries
GFL Environmental T/L (1/23)	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.40%	5/31/2027	500	502	501	0.16%
Impact Parent Corporation (d/b/a Impact Environmental Group)	(4) (6)	First Lien Term Loan	S + 6.00%	11.47%	3/23/2029	2,081	2,040	2,043	0.68%
Impact Parent Corporation (d/b/a Impact Environmental Group) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.47%	3/23/2029	972	851	838	0.28%
Impact Parent Corporation (d/b/a Impact Environmental Group) (Incremental)	(4) (6)	First Lien Term Loan	S + 6.00%	11.47%	3/23/2029	427	418	419	0.13%
Impact Parent Corporation (d/b/a Impact Environmental Group) (Second Amendment Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.47%	3/23/2029	1,716	(8)	(31)	(0.01)%
North Haven Stack Buyer, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.90%	7/16/2027	6,894	6,871	6,793	2.25%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(4) (6)	First Lien Term Loan	S + 5.25%	10.65%	8/31/2028	818	811	806	0.27%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(4) (6)	First Lien Term Loan	S + 6.25%	11.65%	7/3/2029	3,429	3,378	3,380	1.12%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.65%	7/3/2029	2,571	(6)	(36)	(0.01)%
Total Environmental Industries							14,857	14,713	4.87%

Healthcare & Pharmaceuticals
Grifols Worldwide Operations LTD	(6) (10)(12)(13)	First Lien Term Loan	S + 2.00%	7.40%	11/15/2027	500	496	492	0.16%
Health Management Associates	(4) (6)	First Lien Term Loan	S + 6.50%	11.90%	3/30/2029	3,430	3,365	3,399	1.12%
Health Management Associates (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.90%	3/30/2029	611	183	190	0.06%
Heartland Veterinary Partners LLC (Incremental)	(4)	Subordinated Debt	S + 7.50%	12.82%	12/10/2027	1,000	984	978	0.33%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(4) (11)	Subordinated Debt	S + 7.50%	12.82%	12/10/2027	5,000	2,790	2,680	0.89%
Jazz Pharmaceuticals plc	(6) (10)(12)(13)	First Lien Term Loan	S + 3.50%	8.90%	5/5/2028	748	750	748	0.25%
Organon & Co	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.40%	6/2/2028	750	754	750	0.25%
New You Bariatric Group, LLC	(4) (6)	First Lien Term Loan	S + 5.25%	10.65%	8/26/2024	6,892	6,892	6,641	2.20%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(4) (6)	First Lien Term Loan	S + 5.75%	11.07%	10/5/2029	2,248	2,204	2,220	0.73%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.07%	10/5/2029	734	348	339	0.11%
Select Medical Corporation	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.40%	3/6/2027	748	752	747	0.25%
US Radiology Specialists, Inc.	(6) (7) (12)	First Lien Term Loan	S + 5.25%	10.65%	12/15/2027	1,868	1,794	1,817	0.60%
W2O Holdings, LLC	(4) (6)	First Lien Term Loan	S + 5.25%	10.72%	6/12/2025	6,895	6,895	6,895	2.28%
Wellspring Pharmaceutical	(4) (6)	First Lien Term Loan	S + 5.75%	11.47%	8/22/2028	4,064	3,995	3,937	1.30%
Wellspring Pharmaceutical (Delayed Draw)	(4)	First Lien Term Loan	S + 5.75%	11.22%	8/22/2028	1,890	1,878	1,831	0.61%
Total Healthcare & Pharmaceuticals							34,080	33,664	11.14%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(4) (6)	First Lien Term Loan	S + 6.25%	11.65%	6/13/2029	2,221	2,178	2,179	0.72%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.65%	6/13/2029	891	(4)	(17)	(0.01)%
GTCR W Merger Sub LLC (Worldpay)	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.40%	9/20/2030	340	338	340	0.11%
II-VI Inc.	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.15%	7/2/2029	499	501	498	0.16%
Infobase Acquisition, Inc.	(4) (6)	First Lien Term Loan	S + 5.50%	10.97%	6/14/2028	733	727	725	0.24%
Infobase Acquisition, Inc. (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.50%	10.97%	6/14/2028	122	—	(1)	—%
Informatica LLC	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.15%	10/27/2028	748	752	747	0.25%
Infinite Bidco LLC (Infinite Electronics) (Incremental)	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.72%	3/2/2028	1,972	1,919	1,920	0.64%
ITSavvy LLC	(4) (6)	First Lien Term Loan	S + 5.50%	10.97%	8/8/2028	1,780	1,765	1,780	0.59%
ITSavvy LLC (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.50%	10.90%	8/8/2028	335	296	299	0.10%
Instructure Holdings Inc	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.15%	10/30/2028	499	501	498	0.17%
MKS Instruments Inc.	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.15%	8/17/2029	499	501	499	0.17%
Red Ventures LLC	(6) (12)	First Lien Term Loan	S + 3.00%	8.40%	3/3/2030	499	499	496	0.16%
Specialist Resources Global Inc. (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 5.00%	10.32%	9/23/2025	6,894	6,894	6,894	2.28%
UPC Finance Partnership	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.40%	1/31/2029	500	486	494	0.16%
Total High Tech Industries							17,353	17,351	5.74%

Hotel, Gaming & Leisure
Cinemark USA Inc.	(6) (12)(13)	First Lien Term Loan	S + 3.75%	9.15%	5/24/2030	499	499	499	0.16%
Delta 2 (Lux) (Formula One) T/L B (09/23)	(6) (10)(12)(13)	First Lien Term Loan	S + 3.25%	8.65%	1/15/2030	750	750	751	0.25%
Total Hotel, Gaming & Leisure							1,249	1,250	0.41%

Media: Advertising, Printing & Publishing
Getty Images Inc	(6) (12)	First Lien Term Loan	S + 4.50%	9.90%	2/19/2026	498	500	500	0.17%
Viking Target, LLC	(4) (6)	First Lien Term Loan	S + 5.00%	10.32%	8/9/2024	6,379	6,360	6,367	2.10%
Total Media: Advertising, Printing & Publishing							6,860	6,867	2.27%

Media: Broadcasting & Subscription
DIRECTV (AKA DIRECTV Financing LLC)	(6) (12)(13)	First Lien Term Loan	S + 5.00%	10.40%	8/2/2027	389	386	381	0.13%
Gray Television, Inc.	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.90%	1/2/2026	500	498	498	0.16%
Nexstar Media Inc	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.90%	9/18/2026	500	500	500	0.17%
Virgin Media Bristol LLC	(6) (10)(12)(13)	First Lien Term Loan	S + 3.25%	8.65%	1/31/2029	750	743	734	0.24%
WideOpenWest Finance LLC	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.40%	12/20/2028	499	494	493	0.16%
Ziggo Financing Partnership	(6) (10)(12)(13)	First Lien Term Loan	S + 2.50%	7.90%	4/30/2028	500	489	489	0.16%
Total Media: Media: Broadcasting & Subscription							3,110	3,095	1.02%

Metals and Mining
Arsenal AIC Parent LLC	(6) (12)	First Lien Term Loan	S + 4.50%	9.90%	8/18/2030	500	503	500	0.17%
Total Metals and Mining							503	500	0.17%

Services: Business
ALKU Intermediate Holdings, LLC	(4) (6)	First Lien Term Loan	S + 6.25%	11.57%	5/22/2029	2,718	2,665	2,667	0.88%
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10% (Cash) 3.75% (PIK)	11/12/2027	2,673	2,627	2,580	0.85%
Brown & Joseph, LLC	(4) (6)	First Lien Term Loan	S + 5.50%	10.82%	6/20/2024	6,639	6,602	6,639	2.20%
Class Valuation	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	437	405	0.13%
CrossCountry Consulting	(4) (6) (7)	First Lien Term Loan	S + 5.75%	11.07%	6/1/2029	1,383	1,359	1,383	0.45%
CrossCountry Consulting (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.75%	11.07%	6/1/2029	560	(5)	—	—%
CV Intermediate Holdco Corp.	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,875	9,123	3.02%
Evergreen Services Group	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.65%	6/15/2029	4,037	3,967	3,921	1.30%
Evergreen Services Group (Delayed Draw)	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.65%	6/15/2029	966	957	938	0.31%
ICON Publishing Ltd	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.90%	7/3/2028	92	92	92	0.03%
ICON Publishing Ltd	(6) (10)(12)(13)	First Lien Term Loan	S + 2.25%	7.65%	7/3/2028	369	370	369	0.12%
Ingram Micro T/L (09/23) TARGET FACILITY	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.40%	6/30/2028	500	500	500	0.17%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.65%	8/1/2029	2,431	2,395	2,396	0.79%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.25%	11.65%	8/1/2029	2,342	296	269	0.09%
Kofile, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.75% (PIK)	7/29/2026	10,263	10,263	9,629	3.19%
KRIV Acquisition, Inc	(4) (6)	First Lien Term Loan	S + 6.50%	11.90%	7/6/2029	5,221	5,078	5,068	1.68%
KRIV Acquisition, Inc (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.90%	7/6/2029	779	(10)	(23)	(0.01)%
OMNIA Partners, LLC	(4) (6) (7)	First Lien Term Loan	S + 4.25%	9.65%	7/25/2028	1,371	1,358	1,358	0.45%
OMNIA Partners, LLC (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 4.25%	9.65%	7/25/2028	129	(1)	(1)	—%
Open Text Corp	(6) (10)(12)(13)	First Lien Term Loan	S + 2.75%	8.15%	1/31/2030	748	750	749	0.25%
Phaidon International	(4) (6) (10)(13)	First Lien Term Loan	S + 5.50%	10.82%	8/22/2029	6,626	6,568	6,521	2.16%
Red Dawn SEI Buyer, Inc.	(4)	Subordinated Debt	S + 8.25%	13.65%	11/22/2026	6,650	6,650	6,601	2.18%
Red Dawn SEI Buyer, Inc. (Incremental)	(4)	Subordinated Debt	S + 8.50%	13.90%	11/22/2026	3,350	3,350	3,347	1.11%
Tempo Acquisition LLC	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.40%	8/31/2028	500	502	501	0.17%
Transit Buyer LLC (dba“Propark”)	(4) (6)	First Lien Term Loan	S + 6.25%	11.72%	1/31/2029	2,532	2,487	2,511	0.83%
Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.72%	1/31/2029	1,157	(21)	(10)	—%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S + 6.25%	11.65%	5/28/2029	597	593	585	0.19%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S + 6.25%	11.65%	5/27/2029	2,970	2,944	2,911	0.96%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.25%	11.65%	5/27/2029	2,978	2,978	2,919	0.97%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.25%	11.65%	5/28/2029	398	398	390	0.13%
Total Services: Business							76,024	74,338	24.60%

Services: Consumer
A Place for Mom, Inc.	(4) (6)	First Lien Term Loan	S + 4.50%	9.82%	2/10/2026	6,872	6,872	6,748	2.23%
ADPD Holdings, LLC (a/k/a NearU)	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.47%	8/16/2028	4,953	4,915	4,634	1.53%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.00%	11.47%	8/16/2028	1,000	—	(64)	(0.02)%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.00%	11.47%	8/16/2028	920	—	(59)	(0.02)%
Apex Services Partners, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.90%	7/31/2025	2,978	2,958	2,977	0.99%
Apex Services Partners, LLC (Delayed Draw) (Incremental)	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.90%	7/31/2025	2,978	2,968	2,977	0.99%
COP Exterminators Acquisition, Inc.	(4)	Subordinated Debt	N/A	9.00% (Cash) + 4.00% (PIK)	1/28/2030	642	625	625	0.21%
COP Exterminators Acquisition, Inc. (Delayed Draw)	(4) (11)	Subordinated Debt	N/A	9.00% (Cash) + 4.00% (PIK)	1/28/2030	503	(7)	(14)	—%
Excel Fitness	(4) (6)	First Lien Term Loan	S + 5.25%	10.65%	4/27/2029	5,940	5,880	5,735	1.90%
Legacy Service Partners, LLC (“LSP”)	(4) (6)	First Lien Term Loan	S + 6.50%	11.90%	1/9/2029	4,075	4,001	4,001	1.32%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.90%	1/9/2029	1,898	1,410	1,384	0.46%
Norton Lifelock Inc.	(6) (12)(13)	First Lien Term Loan	S + 2.00%	7.40%	9/12/2029	499	499	498	0.16%
Perennial Services, Group, LLC	(4) (6)	First Lien Term Loan	S + 6.00%	11.40%	9/8/2029	1,697	1,672	1,672	0.55%
Perennial Services, Group, LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.40%	9/8/2029	1,516	193	175	0.05%
Prime Security Services Borrower LLC	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.15%	9/23/2026	748	750	748	0.25%
Total Services: Consumer							32,736	32,037	10.60%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(4) (6)	First Lien Term Loan	S + 6.50%	11.90%	7/18/2028	736	724	731	0.24%
LMI Consulting, LLC (LMI) (Incremental)	(4) (6)	First Lien Term Loan	S + 6.50%	11.90%	7/18/2028	2,963	2,878	2,940	0.98%
Total Sovereign & Public Finance							3,602	3,671	1.22%

Telecommunications
Arise Holdings Inc.	(4) (6)	First Lien Term Loan	S + 4.25%	9.72%	12/9/2025	6,893	6,853	6,414	2.12%
Intelsat Jackson Holdings S.A.	(6) (10)(12)(13)	First Lien Term Loan	S + 4.25%	9.65%	2/1/2029	488	489	488	0.16%
Iridium Satellite LLC	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.90%	11/4/2026	500	502	501	0.17%
Total Telecommunications							7,844	7,403	2.45%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(4) (6)	First Lien Term Loan	S + 5.50%	10.90%	12/23/2026	5,940	5,843	5,774	1.91%
Kenco Group, Inc.	(4) (6)	First Lien Term Loan	S + 5.00%	10.40%	11/15/2029	5,112	5,020	5,099	1.69%
Kenco Group, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.00%	10.40%	11/15/2029	850	(15)	(2)	—%
Uber Technologies Inc	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.15%	3/3/2030	748	751	749	0.25%
Total Transportation: Cargo							11,599	11,620	3.85%

Transportation: Consumer
Air Canada	(6) (12)(13)	First Lien Term Loan	S + 3.50%	8.90%	8/11/2028	499	501	500	0.17%
American Student Transportaton Partners, Inc	(4)	Subordinated Debt	N/A	10.00% (Cash) + 3.50% (PIK)	9/11/2029	1,606	1,562	1,562	0.52%
United Airlines Inc	(6) (12)(13)	First Lien Term Loan	S + 3.75%	9.15%	4/21/2028	748	753	750	0.25%
Total Transportation: Consumer							2,816	2,812	0.94%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (6)	First Lien Term Loan	S + 6.00%	11.40%	4/3/2030	2,539	2,490	2,492	0.83%
Pinnacle Supply Partners, LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.40%	4/3/2030	1,455	(13)	(27)	(0.01)%
Total Utilities: Electric							2,477	2,465	0.82%

Wholesale
CDI AcquisitionCo, Inc.	(4) (6)	First Lien Term Loan	S + 4.00%	9.47%	12/24/2024	6,729	6,714	6,729	2.22%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(4) (6)	First Lien Term Loan	S + 6.50%	11.90%	1/19/2029	4,595	4,513	4,557	1.51%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.90%	1/19/2029	1,139	(20)	(9)	—%
ISG Merger Sub, LLC (dba Industrial Service Group)	(4) (6)	First Lien Term Loan	S + 6.25%	11.65%	12/7/2028	2,460	2,415	2,440	0.81%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.65%	12/7/2028	1,281	509	505	0.17%
New Era Technology, Inc	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.65%	10/31/2026	6,741	6,720	6,553	2.17%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S + 6.50%	11.90%	9/9/2023	6,907	6,902	6,731	2.23%
Total Wholesale							27,753	27,506	9.11%

Total Debt Investments							442,457	436,449	144.45%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments

Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialist, Inc)	(4) (8) (9) (15)	LLC Interest	9/1/2023	1,180,000	1,180	1,180	0.39%
Total Aerospace & Defense					1,180	1,180	0.39%

Beverage, Food & Tobacco
Fresh Edge - Common	(4) (8) (9)	Class B Common Units	10/3/2022	454	—	—	—%
Fresh Edge - Preferred	(4) (8) (9)	Class A Preferred Units	10/3/2022	454	454	413	0.14%
Marlin Coinvest LP	(4) (8) (9)	Limited Partnership Interests	5/9/2023	200,000	200	456	0.15%
Spice World	(4) (8) (9) (13)	LLC Common Units	3/31/2022	1,000	126	125	0.04%
Sugar PPC Holdings LLC	(4) (8) (9) (13)	Parent Units	9/29/2023	2,000	200	200	0.07%
Total Beverage, Food & Tobacco					980	1,194	0.40%
Capital Equipment
EFC Holdings, LLC	(4) (8) (9) (13)	Series A Preferred Units	3/1/2023	114	114	119	0.04%
EFC Holdings, LLC	(4) (8) (9) (13)	Class A Common Units	3/1/2023	114	46	62	0.02%
Total Capital Equipment					160	181	0.06%

Chemicals, Plastics & Rubber
SupplyOne, Inc.	(4) (8) (9)	LLC Common Units	3/31/2022	1,000	504	812	0.27%
Total Chemicals, Plastics & Rubber					504	812	0.27%

Construction & Building
Gannett Fleming	(4) (8) (9) (15)	Limited Partnership Interests	12/20/2022	84,949	85	99	0.04%
Gannett Fleming	(4) (8) (9)	Series F Units	5/27/2023	113,901	118	133	0.04%
Trench Plate Rental Co.	(4) (8) (9)	Common Equity	3/31/2022	1,000	127	105	0.03%
Total Construction & Building					330	337	0.11%

Consumer Goods: Non-Durable
RVGD Aggregator LP (Revision Skincare)	(4) (8) (9)	Limited Partnership Interests	3/31/2022	100	98	108	0.04%
Ultima Health Holdings, LLC	(4) (8) (9)	Preferred Units	9/12/2022	11	130	126	0.04%
WCI Holdings LLC	(4) (8) (9) (13)	Class A1 Units	2/6/2023	534,934	535	589	0.19%
Total Consumer Goods: Non-Durable					763	823	0.27%

Containers, Packaging & Glass
Oliver Packaging	(4) (8) (9)	Class A Common Units	7/12/2022	6,710	671	523	0.17%
PG Aggregator, LLC	(4) (8) (9)	LLC Units	3/31/2022	100	109	140	0.05%
Total Containers, Packaging & Glass					780	663	0.22%

Healthcare & Pharmaceuticals
Health Management Associates	(4) (8) (9)	Class A Common Units	3/31/2023	161,953	162	179	0.06%
Total Healthcare & Pharmaceuticals					162	179	0.06%

High Tech Industries
ITSavvy LLC	(4) (8) (9)	Class A Common Units	8/8/2022	119	119	237	0.08%
Total High Tech Industries					119	237	0.08%

Services: Business
BroadcastMed Holdco, LLC	(4) (8) (9)	Series A-3 Preferred Units	10/4/2022	43,679	655	600	0.20%
Class Valuation	(4) (8) (9)	Class A Common Units	12/7/2022	1,038	105	28	0.01%
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (9)(10)(13)	Series A Preferred Shares	9/11/2023	1,026	389	400	0.13%
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (9)(10)(13)	Series B Preferred Shares	9/11/2023	375	600	600	0.20%
FCP-Cranium Holdings P/S A	(4) (8) (9)(10)(13)	Class A Common Shares	9/11/2023	375	—	—	—%
Kofile, Inc.	(4) (8) (9)	Class A-2 Common Units	3/31/2022	100	108	61	0.02%
KRIV Acquisition, Inc	(4) (8) (9)	Class A Units	7/17/2023	200	200	200	0.07%
Total Services: Business					2,057	1,889	0.63%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(4) (8) (9)	Limited Partnership Interests	8/11/2022	1,419	142	91	0.03%
COP Exterminators Investment, LLC	(4) (8) (9)	Class A Units	7/31/2023	770,000	862	862	0.29%
Legacy Service Partners, LLC (“LSP”)	(4) (8) (9)	Class B Units	1/9/2023	1,963	196	203	0.07%
Perennial Services Investors LLC	(4) (8) (9) (13)	Class A Units	9/8/2023	1,957	196	196	0.06%
Total Services: Consumer					1,396	1,352	0.45%

Sovereign & Public Finance
LMI Renaissance	(4) (8) (9)	Limited Partnership Interests	6/30/2022	106,984	107	217	0.07%
Total Sovereign & Public Finance					107	217	0.07%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(4) (8) (9)	Limited Partnership Interest	9/11/2023	160,609	137	161	0.05%
Total Transportation: Consumer					137	161	0.05%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (8) (9)	Subject Partnership Units	4/3/2023	111,875	112	103	0.03%
Total Utilities: Electric					112	103	0.03%

Total Equity Investments					8,787	9,328	3.09%

Cash Equivalents	(14)				5,417	5,417	1.79%

Total Investments					$456,661	$451,194	149.33%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2023. As of September 30, 2023, effective rates for 1M S, 3M S, 6M S and 12M S are 5.32%, 5.40%, 5.47% and 5.47%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $302,138 as of September 30, 2023.
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
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2023, the Fund held thirty-three restricted securities with an aggregate fair value of $9,328, or 3.09% of the Fund’s net assets.
(9)Equity investments are non-income producing securities unless otherwise noted.
(10)This portfolio company is not domiciled in the United States. As of September 30, 2023, the total fair value of investments domiciled in Canada, Ireland, Luxembourg, Netherland and United Kingdom are $5,411, $1,240, $1,239, $489, and $8,624 respectively, representing 1.79%, 0.41%, 0.41%, 0.16%, and 2.86% of the Fund’s net assets, respectively. A portfolio company that is not domiciled in the United States is considered a non-qualifying asset under Section 55(a) of the 1940 Act.
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
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of September 30, 2023, total non-qualifying assets at fair value represented 8.62% of the Fund's total assets calculated in accordance with the 1940 Act.
(14)Cash equivalents balance represents amounts held in interest-bearing money market funds issued by U.S. Bank National Association and First American.
(15)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value		% of Net Assets (5)
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(4) (11)	Subordinated Debt	S+ 7.50%	12.09%	12/10/2027	5,000	—	(100)		(0.04)%
New You Bariatric Group, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	9.84%	8/26/2024	6,946	6,946	6,838		2.63%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(4) (6)	First Lien Term Loan	S+ 5.75%	10.34%	10/5/2029	2,265	2,217	2,221		0.85%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	10.34%	10/5/2029	735	—	(14)		(0.01)%
Southern Veterinary Partners	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	9.86%	10/5/2027	3,085	3,026	3,022		1.16%
US Radiology Specialists, Inc.	(6) (7) (12)	First Lien Term Loan	L+ 5.25%	10.02%	12/15/2027	1,882	1,798	1,704		0.66%
W2O Holdings, LLC	(4) (6)	First Lien Term Loan	L+ 4.75%	9.52%	6/12/2025	6,947	6,947	6,905		2.65%
Wellspring Pharmaceutical	(4) (6)	First Lien Term Loan	S+ 5.75%	10.53%	8/22/2028	4,095	4,017	4,020		1.54%
Wellspring Pharmaceutical (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.75%	10.53%	8/22/2028	1,895	(14)	(35)		(0.01)%
Total Healthcare & Pharmaceuticals							25,919	25,541	-	9.81%

High Tech Industries
Infobase Acquisition, Inc.	(4) (6)	First Lien Term Loan	S+ 5.50%	10.09%	6/14/2028	738	731	729		0.28%
Infobase Acquisition, Inc. (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.50%	10.09%	6/14/2028	122	—	(2)		0.00%
ITSavvy LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	9.84%	8/8/2028	1,793	1,776	1,793		0.69%
ITSavvy LLC (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.25%	9.84%	8/8/2028	480	(5)	—		0.00%
Specialist Resources Global Inc. (Delayed Draw)	(4) (6)	First Lien Term Loan	L+ 4.50%	8.89%	9/23/2025	6,947	6,947	6,894		2.65%
Total High Tech Industries							9,449	9,414		3.62%

Media: Advertising, Printing & Publishing
Viking Target, LLC	(4) (6)	First Lien Term Loan	L+ 5.00%	9.77%	8/9/2024	6,945	6,906	6,916		2.66%
Total Media: Advertising, Printing & Publishing							6,906	6,916		2.66%

Services: Business
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,649	2,597	2,598		1.00%
Brown & Joseph, LLC	(4) (6)	First Lien Term Loan	S+ 5.75%	10.34%	6/20/2024	6,945	6,896	6,920		2.66%
Class Valuation	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	436	415		0.16%
CrossCountry Consulting	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	10.34%	6/1/2029	1,393	1,367	1,376		0.53%
CrossCountry Consulting (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S+ 5.75%	10.34%	6/1/2029	560	(5)	(7)		—%
CV Intermediate Holdco Corp.	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,848	9,333		3.59%
Evergreen Services Group	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	10.59%	6/15/2029	4,068	3,991	3,971		1.52%
Evergreen Services Group (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	10.59%	6/15/2029	970	694	680		0.26%
Kofile, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.75% (PIK)	7/29/2026	10,128	10,128	9,987		3.84%
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
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2023, the Fund did not hold any restricted cash.
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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund's valuation designee (the “Valuation Designee”) to determine the fair value of the Fund's investments that do not have readily available market quotations, effective beginning with the fiscal quarter ended March 31, 2023. Pursuant to the Fund's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Fund's assets for which market quotations are not readily available, subject to the oversight of the Board.
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

The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. As of September 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK income provisions was $67,603 and $70,361, respectively, which represents approximately 15.17% and 20.13% of total investments at fair value, respectively. For the three and nine months ended September 30, 2023, the Company earned $573 and $1,647, respectively, in PIK income. For the three months ended September 30, 2022 and for the period February 8, 2022 (inception) through September 30, 2022, the Company earned $211 and $450, respectively, in PIK income. As of September 30, 2023 and 2022, there were no PIK loans in the Fund's portfolio on non-accrual status.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and nine months ended September 30, 2023, the Company earned $17 and $115, respectively, in dividend income. For the three months ended September 30, 2022 and for the period February 8, 2022 (inception) through September 30, 2022, the Company did not earn any dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2023, the Company earned other income of $100 and $131, respectively, primarily related to prepayment and amendment fees. For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) to September 30, 2022, the Fund earned other income of $446 and $446, respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment, or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2023 and December 31, 2022, there were no loans in the Fund's portfolio on non-accrual status.
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
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three and nine months ended September 30, 2023, offering costs of $326 and $660, respectively, were incurred, and $187 and $468, respectively, were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. For the three months ended September 30, 2022 and for the period February 8, 2022 (inception) through September 30, 2022, offering costs of $225 and $375, respectively, were incurred, and $78 and $118, respectively, were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. Refer to Note 4 for further details on the Expense Support Agreement.
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I is a disregarded entity for tax purposes and will be consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and nine months ended September 30, 2023, the Company did not incur any excise tax expense. For the three months ended September 30, 2022 and for the period February 8, 2022 (inception) through September 30, 2022, the Company did not incur any excise tax expense.
Dividends and Distributions to Common Shareholders
The Fund has declared distributions each month beginning in September 2022 through the date of this Quarterly Report on Form 10-Q, and expects to continue to pay regular monthly distributions to the extent the Fund has taxable income available. Distributions to shareholders are recorded on the record date. The amount to be distributed to shareholders is determined by the Board and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Fund may decide to retain such capital gains for investment. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
Functional Currency
The functional currency of the Fund is the U.S. Dollar and all transactions were in U.S. Dollars.
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedge accounting, and other transactions subject to meeting certain criteria. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discounted because of reference rate reform, and was effective upon issuance through December 31, 2022. As of September 30, 2023, the Fund has amended substantially all of its agreements that have LIBOR as a reference rate to an alternate rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Fund has adopted the accounting relief and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of September 30, 2023 and December 31, 2022, according to the fair value hierarchy:

As of September 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$31,383	$310,315	$341,698
Subordinated Debt (1)	—	—	94,751	94,751
Equity Investments	—	—	9,328	9,328
Cash Equivalents	5,417	—	—	5,417
Total	$5,417	$31,383	$414,394	$451,194
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $45,206 and mezzanine debt of $49,545.

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$1,704	$249,667	$251,371
Subordinated Debt (1)	—	—	93,809	93,809
Equity Investments	—	—	4,338	4,338
Total	$—	$1,704	$347,814	$349,518
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $30,906 and mezzanine debt of $62,903.

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2023:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2023	$294,555	$89,541	$5,490	$389,586
Purchase of investments	28,637	4,509	3,763	36,909
Proceeds from principal repayments and sales of investments	(11,251)	—	—	(11,251)
Payment-in-kind interest	—	447	—	447
Amortization of premium/accretion of discount, net	67	47	—	114
Net realized gain (loss) on investments	75	—	—	75
Net change in unrealized appreciation (depreciation) on investments	34	207	75	316
Transfers out of Level 3 (1)	(1,802)	—	—	(1,802)
Balance as of September 30, 2023	$310,315	$94,751	$9,328	$414,394

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2023	$53	$207	$75	$335
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2023, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for one portfolio company.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2022	$249,668	$93,808	$4,338	$347,814
Purchase of investments	75,150	9,976	5,312	90,438
Proceeds from principal repayments and sales of investments	(14,041)	(10,212)	(392)	(24,645)
Payment-in-kind interest	—	1,521	—	1,521
Amortization of premium/accretion of discount, net	412	185	—	597
Net realized gain (loss) on investments	90	311	291	692
Net change in unrealized appreciation (depreciation) on investments	(964)	(838)	(221)	(2,023)
Balance as of September 30, 2023	$310,315	$94,751	$9,328	$414,394

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2023	$(905)	$(514)	$(45)	$(1,464)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2022 and for the period February 28, 2022 (inception) through September 30, 2022:

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

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2023 and December 31, 2022 were as follows:

Investment Type	Fair Value at September 30, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$258,715	Yield Method	Discount Rate	6.13%	19.50%	11.72%
First Lien Term Loans	51,600	Recent Transaction	Transaction Price	97.08	100.00	99.06
Subordinated Debt	92,577	Yield Method	Discount Rate	11.57%	21.63%	14.32%
Subordinated Debt	2,174	Recent Transaction	Transaction Price	97.27	97.31	97.28
Equity Investments	5,530	Market Approach	EBITDA Multiple	3.50	19.50	10.18
Total	$410,596
Equity investments in the amount of $3,798 at September 30, 2023 have been excluded from the table above as the investments are valued using recent transaction price.

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
4. RELATED PARTY TRANSACTIONS
Advisory Agreement
On March 31, 2022, the Fund entered into the Advisory Agreement. The Board of Trustees, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), approved the Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. On August 3, 2022, the Board of Trustees, including all of the Independent Trustees, approved Amendment No. 1 to the Advisory Agreement (the “Advisory Agreement Amendment”), which became effective immediately. The Advisory Agreement Amendment was entered into solely to extend the notice requirement for the Adviser to terminate the Advisory Agreement from 60 days to 120 days (as described below).

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

On August 2, 2023, the Board, including all of the Independent Trustees, approved Amendment No. 3 (the “Third Advisory Agreement Amendment”) to the Advisory Agreement, which became effective immediately. The Fund and the Adviser entered into Second Advisory Agreement Amendment as a result of comments issued by state securities regulators in connection with their “blue sky” review of the Fund’s offering, and reflects specific language in the Omnibus Guidelines required by a state securities regulator.

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
For the three and nine months ended September 30, 2023, base management fees earned were $547 and $712, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2023, no amounts were payable to the Adviser related to management fees. For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) through September 30, 2022, no management fees were earned.
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
The Adviser has agreed to waive the incentive fee based on income until the expiry of twelve months from the Escrow Break Date. For the three and nine months ended September 30, 2023, income based incentive fees were $1,219 and $1,592, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2023, no amounts were payable to the Adviser related to income based incentive fees. For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) through September 30, 2022, no income based incentive fees were earned.
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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the three and nine months ended September 30, 2023, for the three months ended September 30, 2022 and for the period February 8, 2022 (inception) through September 30, 2022, the Fund did not incur any incentive fee based on capital gains.
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
On August 3, 2022, the Board, including all of the Independent Trustees, approved Amendment No. 1 to the Sub-Advisory Agreement (the “Sub-Advisory Agreement Amendment”), which became effective immediately. The Sub-Advisory Agreement Amendment was entered into solely to extend the notice requirement applicable to both the Adviser and the Sub-Adviser to terminate the Sub-Advisory Agreement from 60 days to 120 days (as described below).

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
For the three and nine months ended September 30, 2023, the Fund incurred $124 and $362, respectively, in fees under the Sub-Administrative Agreement, which are included in administration fees in the consolidated statement of operations. For the three months ended September 30, 2022 and for the period February 8, 2022 (inception) through September 30, 2022, the Company incurred $74 and $149, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of September 30, 2023 and December 31, 2022, $505 and $246, respectively, was unpaid and included in accounts payable and accrued expenses in the consolidated statement of assets and liabilities.
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
September 30, 2022	379	—	379	September 30, 2025
December 31, 2022	176	—	176	December 31, 2025
March 31, 2023	198	—	198	March 31, 2026
June 30, 2023	113	—	113	June 30, 2026
September 30, 2023	327	—	327	September 30, 2026
Total	$2,853	$—	$2,853
Board of Trustees’ Fees
The Board consists of seven members, four of whom are Independent Trustees. On March 30, 2022, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three and nine months ended September 30, 2023, the Fund incurred $128 and $380, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. For the three months ended September 30, 2022 and for the period from February 8, 2022 (inception) through September 30, 2022, the Fund incurred $128 and $257, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of September 30, 2023 and December 31, 2022, $128 and $128, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Other Related Party Transactions
From time to time, the Adviser may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. As of September 30, 2023 and December 31, 2022, the Fund owed the Adviser $344 and $231, respectively, for reimbursements including the Fund’s allocable portion of overhead, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
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
5. SECURED BORROWINGS
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Fund’s asset coverage was 350.22% and 267.94%, respectively.
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
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of September 30, 2023, the Bank of America Credit Facility bears interest at a rate of Daily SOFR plus 2.40% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 19, 2027, the fifth anniversary of the effective date of April 19, 2022, or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
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
The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2023, approximates its carrying value. The carrying amounts of the Fund’s assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowing consisted of the following as of September 30, 2023 and December 31, 2022:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	September 30, 2023
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	120,750	120,750
Unused Portion (2)	129,250	129,250
Amount Available (3)	103,112	103,112
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

For the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022 and from February 8, 2022 (inception) through September 30, 2022, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022 (1)
Borrowing interest expense	$2,469	$1,189	$7,238	$1,654
Unused fees	124	117	351	203
Amortization of deferred financing costs (2)	44	19	122	35
Total interest and debt financing expenses	$2,637	$1,325	$7,711	$1,892
Average interest rate (3)	8.02%	4.67%	7.57%	4.01%
Average daily borrowings	$128,192	$110,788	$133,903	$102,442
_______________
(1)Period from February 8, 2022 (inception) through September 30, 2022.
(2)For the three and nine months ended September 30, 2023, $0 and $2, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement. For the three and nine months ended September 30, 2022, $373 and $373, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(3)Average interest rate includes interest expense and unused fees.

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2023 for any such exposure.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

As of September 30, 2023 and December 31, 2022, the Fund had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	September 30, 2023	December 31, 2022
Acclaim MidCo	$891	$—
ADPD Holdings, LLC	1,919	2,149
ASTP Holdings Co-Investment LP	26	—
Chroma Color Corporation	381	—
COP Exterminators	503	—
Evergreen Services Group, LLC	—	267
Health Management Associates	415	—
Heartland Veterinary Partners, LLC	2,210	5,000
Impact Parent Corporation	1,832	—
Infobase Acquisition, Inc.	122	122
INS Intermediate	1,139	—
ISG Merger Sub, LLC	766	1,282
ITSavvy, LLC	36	480
Kenco Group, Inc.	850	850
Keng Acquisition	2,041	—
KL Bronco Acquisition, Inc.	599	599
KRIV Acquisition	779	—
Legacy Service Partners	479	—
LMI Consulting, LLC	2	—
MEI Rigging & Crating	501	—
Omnia Partners	129	—
Orion Group	2,571	—
Ovation Holdings, Inc.	470	—
Palmetto AcquisitionCo	1,217	—
Patriot Growth Insurance Service	2,091	5,568
Perennial Services	1,319	—
Pinnacle Supply Partners	1,455	—
Randys Holdings, Inc	1,332	1,332
RTH	323	—
SCP Eye Care Holdco, LLC	386	735
Transit Buyer LLC	1,157	—
Trilon Group, LLC	—	363
Victors CCC Buyer LLC	560	560
Wellspring Pharmaceutical	—	1,895
WSB Engineering Holdings	1,096	—
Total unfunded commitments	$29,597	$21,202

The Fund believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of September 30, 2023, the Fund had cash and cash equivalents of $6,344 and available borrowings under the Bank of America Credit Facility of $103,112.
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

On the Escrow Break Date, the Fund had satisfied the minimum offering requirement and the Board authorized the release of proceeds from escrow. During the nine months ending September 30, 2023, the Fund issued 1,735,030 Class I shares for total proceeds of $42,690. As of September 30, 2023, the Fund has not repurchased any Class I shares and has not issued any Class S or D shares. As of September 30, 2023, the Fund recorded $1,145 as a result of excess capital funding received in connection with its September capital contributions, this amount is included in due to transfer agent on the statement of assets and liabilities.
Distributions
The following table summarizes the Fund’s dividends declared for the period from February 8, 2022 (inception) through September 30, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Dividend per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240		$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270	(3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270	(3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250		$3,070
_______________
(1)Represents monthly dividend of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly dividend of $0.15 per share for each of July 2022, August 2022 and September 2022.
(2)Comprised of $0.19 regular dividend and $0.105 supplemental dividend attributable to accrued net investment income.
(3)Comprised of $0.25 regular dividend and $0.020 special dividend attributable to accrued net investment income and capital gain.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table reflects the shares issued pursuant to the distribution reinvestment plan from inception through September 30, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Shares Issued
June 28, 2023	June 30, 2023	July 28, 2023	573
July 28, 2023	July 31, 2023	August 28, 2023	1,426
August 23, 2023	August 31, 2023	September 28, 2023	2,316
Share Repurchase Program
Beginning with the fiscal quarter ended September 30, 2023, the Fund commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board of Trustees, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board of Trustees, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the Share Repurchase Program is in the best interest of the Fund and shareholders, and will reinstate the Share Repurchase Program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board is not required to authorize the recommencement of our Share Repurchase Program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.
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

For the nine months ended September 30, 2023, no Common Shares were repurchased.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2023 and for the period from February 8, 2022 (inception) through September 30, 2022:

	Nine Months Ended September 30,
	2023	2022*
Per share data:
Net asset value at beginning of period	$24.70	$—
Net investment income (loss)	2.18	0.99
Net realized gains (losses) (1)	0.06	(0.02)
Net change in unrealized appreciation (depreciation) (1)	(0.18)	(0.22)
Net increase (decrease) in net assets resulting from operations	2.06	0.75
Stockholder distributions from income (2)	(2.14)	(0.87)
Issuance of common shares	—	25.00
Other (3)	(0.01)	—
Net asset value at end of period	$24.61	$24.88

Supplemental Data:
Net assets at end of period	$302,138	$262,221
Shares outstanding at end of period (1)	12,279,386	10,540,040
Total return	8.63%	2.93%

Ratio to average net assets:
Ratio of net expenses to average net assets (4) (5)	4.73%	1.82%
Ratio of net investment income (loss) to average net assets (4)	11.75%	6.17%
Portfolio turnover rate (6)	6.36%	9.10%
Asset coverage ratio	350.22%	309.78%
_______________
*For the period February 8, 2022 (inception) through September 30, 2022
(1)The per share data was derived by using the weighted average shares outstanding during the period.
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
(4)Ratios are annualized except for expense support amounts relating to organizational costs and interest expense on the Note. The ratio of total expenses to average net assets was 6.48% and 2.43% for the period ending September 30, 2023 and for the period September 30, 2022, respectively, on an annualized basis, excluding the effect of expense support which represented (0.27)% and (0.61)%, respectively, of average net assets, and excluding the effect of waived management fees and incentive fees which represented (0.45)% and (1.03)% of average net assets for the period ending September 30, 2023. There were no management fees or incentive fees incurred or waived for the period February 8, 2022 (inception) through September 30, 2022. Average net assets is calculated utilizing quarterly net assets.
(5)The ratio of interest and debt financing expenses to average net assets for the period ending September 30, 2023 and the period February 8, 2022 (inception) through September 30, 2022, was 3.78% and 1.11%%, respectively, Average net assets is calculated utilizing quarterly net assets.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
9. SUBSEQUENT EVENTS

The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2023, except as discussed below.
On October 27, 2023, the Fund declared regular distributions for each class of its common shares of beneficial interest in the amounts per share set forth below. The distributions for each class of common shares are payable on November 28, 2023 to shareholders of record as of October 31, 2023.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.250	$—	$0.250
Class S Common Shares	$0.250	$0.017	$0.233
Class D Common Shares	$0.250	$0.005	$0.245
Through the date of issuance of the consolidated financial statements, the Fund has accepted approximately $342.4 million net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares. In connection with the October 2023 subscription closing, the net asset value for each of Class I shares, Class S shares, and Class D shares was $24.61 per share.

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

Under our Investment Advisory Agreement with the Adviser (the “Advisory Agreement”), we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. The Adviser has engaged its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or “Sub-Adviser”), acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below) pursuant to a sub-advisory agreement between the Adviser and Nuveen Asset Management (the “Sub-Advisory Agreement”). Under the administration agreement (the “Administration Agreement”) with Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC), as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Adviser, Nuveen Asset Management, and the Administrator are all affiliates and subsidiaries of Nuveen, LLC (“Nuveen”), the investment management division of TIAA.
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
With respect to (i) above, Nuveen Alternative Holdings LLC, an affiliate of the Adviser (“Nuveen Alternative Holdings”) agreed to advance (or cause one or more of its affiliates to advance) all of our organization and offering expenses on our behalf through the Escrow Break Date. Unless Nuveen Alternative Holdings elects to cover such expenses pursuant to the expense support and conditional reimbursement agreement with the Adviser (the “Expense Support Agreement”), we may be obligated to reimburse Nuveen Alternative Holdings under the terms of the Expense Support Agreement for such advanced expenses. Any reimbursements will not exceed actual expenses incurred by Nuveen Alternative Holdings.
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and nine months ended September 30, 2023 and for the period and from the period February 8, 2022 (inception) through September 30, 2022, is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended September 30,
	2023	2022
Investments:
Total investments, beginning of period	$395,305	$294,800
Purchase of investments	66,756	30,426
Proceeds from principal repayments and sales of investments	(11,448)	(1,102)
Payment-in-kind interest	447	409
Amortization of premium/accretion of discount, net	117	134
Net realized gain (loss) on investments	67	3
Total investments, end of period	$451,244	$324,670

Portfolio companies at beginning of period	81	46
Number of new portfolio companies funded	65	11
Number of portfolio companies sold or repaid	(2)	—
Portfolio companies at end of period	144	57
Count of investments	220	83
Count of industries	27	18

	Nine Months Ended September 30,
	2023	2022 (1)
Investments:
Total investments, beginning of period	$352,998	$—
Purchase of investments	120,285	351,892
Proceeds from principal repayments and sales of investments	(24,852)	(27,692)
Payment-in-kind interest	1,521	409
Amortization of premium/accretion of discount, net	607	325
Net realized gain (loss) on investments	685	(264)
Total investments, end of period	$451,244	$324,670

Portfolio companies at beginning of period	64	—
Number of new portfolio companies funded	83	59
Number of portfolio companies sold or repaid	(3)	(2)
Portfolio companies at end of period	144	57
Count of investments	220	83
Count of industries	27	18
_______________
(1)For the period February 8, 2022 (inception) through September 30, 2022

As of September 30, 2023, our portfolio companies had a weighted average reported EBITDA (including all private debt investments and excluding quoted assets) of $65.1 million. Including the quoted assets, our portfolio companies had a weighted average reported EBITDA of $153.1 million. EBITDA amounts are derived from the most recently available portfolio company financial statements and are weighted based on the fair market value of each respective investment as of its most recent valuation.

As of September 30, 2023 and December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$345,197	$341,698	76.65%	$253,940	$251,371	71.92%
Subordinated Debt (1)	97,260	94,751	21.26%	95,481	93,809	26.84%
Equity Investments	8,787	9,328	2.09%	3,577	4,338	1.24%
Total	$451,244	$445,777	100.00%	$352,998	$349,518	100.00%
Largest portfolio company investment	$10,693	$11,001	2.47%	$10,617	$11,093	3.17%
Average portfolio company investment	$3,134	$3,096	0.68%	$5,516	$5,461	1.56%
_______________
(1)Subordinated Debt is comprised of second lien term loans and/or second lien notes of $45,206 and mezzanine debt of $49,545 as of September 30, 2023, and $30,906 and $62,903 as of December 31, 2022, respectively.
The industry composition of our portfolio as a percentage of fair value as of September 30, 2023 and December 31, 2022 was as follows:

Industry	September 30, 2023	December 31, 2022
Aerospace & Defense	0.70%	—%
Automotive	1.10%	1.11%
Banking, Finance, Insurance, Real Estate	1.06%	0.08%
Beverage, Food & Tobacco	9.88%	12.54%
Capital Equipment	3.92%	1.98%
Chemicals, Plastics & Rubber	4.15%	4.28%
Construction & Building	4.84%	4.52%
Consumer Goods: Durable	4.23%	4.48%
Consumer Goods: Non-Durable	6.65%	7.56%
Containers, Packaging & Glass	3.81%	4.89%
Energy: Electricity	0.11%	—%
Energy: Oil & Gas	4.95%	6.09%
Environmental Industries	3.30%	2.19%
Healthcare & Pharmaceuticals	7.59%	7.31%
High Tech Industries	3.95%	2.74%
Hotel, Gaming & Leisure	0.28%	—%
Media: Advertising, Printing & Publishing	1.54%	1.98%
Media: Broadcasting & Subscription	0.69%	—%
Metals and Mining	0.11%	—%
Services: Business	17.10%	16.98%
Services: Consumer	7.49%	6.65%
Sovereign & Public Finance	0.87%	1.08%
Telecommunications	1.66%	1.92%
Transportation: Cargo	2.60%	3.12%
Transportation: Consumer	0.67%	—%
Utilities: Electric	0.58%	—%
Wholesale	6.17%	8.50%
Total	100.00%	100.00%

The weighted average yields of our investments as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at cost	11.49%	10.84%
Weighted average yield on debt and income producing investments, at fair value	11.65%	10.97%
Percentage of debt investments bearing a floating rate	82.69%	76.79%
Percentage of debt investments bearing a fixed rate	17.31%	23.21%

As of September 30, 2023, 71.52% and 71.69% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of December 31, 2022, 74.64% and 74.79% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increased from 10.84% to 11.49% from December 31, 2022 to September 30, 2023. The increase in weighted average yields was primarily due to rising benchmark interest rates.
Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Credit markets continued to be under pressure during the nine months ended September 30, 2023 amid a risk-off environment and sustained macro-economic uncertainty due to rising Treasury yields, record-high inflation, tighter financial conditions, financial market instability (including volatility in the banking system, particularly with small and regional banks), elements of geopolitical instability (including the ongoing war in Ukraine, the ongoing war in the Middle East, and U.S. and China relations) and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control. There have been headwinds in the financing and merger and acquisition markets resulting from the foregoing factors. In the event that the U.S. economy enters into a protracted recession, it is possible that the performance of certain U.S. middle market companies could deteriorate. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of a broad-based deterioration in our performance or that of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
Asset Quality
In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio, with the exception of the Liquid Investments managed by the leveraged finance division of our Sub-Adviser. Each Investment Team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which the Advisers refer to as the “Management Case.” The following is a description of the conditions associated with each investment rating:
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
The Adviser regularly monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio, excluding Liquid Investments managed by the leveraged finance division of our Sub-Adviser. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews. Based on a generally uncertain economic outlook in the United States (which includes a possible recession), we have increased oversight and analysis of credits in any vulnerable industries to mitigate any decline in loan performance and reduce credit risk.
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	September 30, 2023			December 31, 2022
	Fair Value[1]	% of Portfolio	Number of Portfolio Companies[1]	Fair Value[1]	% of Portfolio	Number of Portfolio Companies[1]
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	33,133	7.96	5	13,698	3.92	2
4	311,661	74.88	74	318,565	91.15	60
5	63,111	15.16	11	9,797	2.80	1
6	—	—	—	7,458	2.13	1
7	8,306	2.00	1	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$416,211	100.00%	91	$349,518	100.00%	64

(1)Liquid Investments managed by the leveraged finance division of our Sub-Adviser are excluded from the investment ratings table. As of September 30, 2023, there were 53 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $29,566 or 6.63% of the portfolio. There were no Liquid Investments managed by the leveraged finance division of our Sub-Advisor held as of December 31, 2022.

As of September 30, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.0, respectively.

Results of Operations
Operating results for the three and nine months ended September 30, 2023 and for three months ended September 30, 2022 and for the period from February 8, 2022 (inception) through September 30, 2022 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2023	2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$11,496	$6,555
Payment-in-kind interest income	573	211
Dividend income	17	—
Other income	100	446
Total investment income	12,186	7,212

Expenses:
Organizational expenses	—	148
Interest and debt financing expenses	2,637	1,325
Professional fees	250	291
Management fees	547	—
Income based incentive fees	1,219	—
Board of Trustees’ fees	128	128
Administration fees	124	74
Other general and administrative expenses	326	71
Offering costs	187	78
Total expenses	5,418	2,115
Expense support	(212)	(245)
Management fees waived	(547)	—
Incentive fees waived	(1,219)	—
Net expenses	3,440	1,870
Net investment income (loss)	$8,746	$5,342
Realized and unrealized gain (loss) on investments:
Net realized gains (losses)	$67	$3
Net change in unrealized gains (losses)	252	(1,257)
Total net realized and change in unrealized gains (losses)	319	(1,254)
Net increase (decrease) in net assets resulting from operations	$9,065	$4,088

	Nine Months Ended September 30,
	2023	2022(1)
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$31,671	$12,692
Payment-in-kind interest income	1,647	450
Dividend income	115	—
Other income	131	446
Total investment income	33,564	13,588

Expenses:
Organizational expenses	—	1,081
Interest and debt financing expenses	7,711	1,892
Interest expense on Note (See Note 4)	—	226
Professional fees	665	742
Management fees	712	—
Income based incentive fees	1,592	—
Board of Trustees’ fees	380	257
Administration fees	362	149
Other general and administrative expenses	588	129
Offering costs	468	118
Total expenses	12,478	4,594
Expense support	(541)	(1,422)
Management fees waived	(712)	—
Incentive fees waived	(1,592)	—
Net expenses	9,633	3,172
Net investment income (loss)	$23,931	$10,416
Realized and unrealized gain (loss) on investments:
Net realized gains (losses)	$685	$(264)
Net change in unrealized gains (losses)	(1,987)	(2,262)
Total net realized and change in unrealized gains (losses)	(1,302)	(2,526)
Net increase (decrease) in net assets resulting from operations	$22,629	$7,890
_______________
(1)For the period February 8, 2022 (inception) through September 30, 2022

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

Investment income increased to $12.2 million and $33.6 million for the three and nine months ended September 30, 2023, respectively, from $7.2 million and $13.6 million for the comparable periods in the prior year, primarily due to increased investment activity and an increase in interest income from higher weighted average interest rates. As of September 30, 2023, the size of our portfolio increased to $451.2 million from $324.7 million, as of September 30, 2022, at cost. As of September 30, 2023, the weighted average yield of our debt and income producing investments increased to 11.49% from 9.88% as of September 30, 2022, at cost, primarily due to increases in base interest rates. We expect our portfolio will continue to grow as we raise and deploy capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as SOFR and alternate rates, may affect our investment income over the long term.

Expenses
Total expenses before expense support increased to $5.4 million and $12.5 million for the three and nine months ended September 30, 2023, respectively, from $2.1 million and $4.6 million for the three months ended September 30, 2022 and for the period February 8, 2022 through September 30, 2022. Our Adviser has agreed to waive the management fee and the incentive fees until June 1, 2024, the expiry of twelve months from the Escrow Break Date.

Interest and debt financing expenses increased for the three and nine months ended September 30, 2023 compared to the three months ended September 30, 2022 and for the period February 8, 2022 through September 30, 2022 primarily due to higher average daily borrowings and higher average interest rates. The average daily borrowings for the three and nine months ended September 30, 2023 was $128.2 million and $133.9 million, compared to $110.8 million and $102.4 million for the three months ended September 30, 2022 and for the period February 8, 2022 through September 30, 2022. The average interest rate for the three and nine months ended September 30, 2023 was 8.02% and 7.57% compared to 4.67% and 4.01% for the three months ended September 30, 2022 and for the period February 8, 2022 through September 30, 2022. We anticipate certain operational expenses to decrease in relation to our income as we continue to ramp up our portfolio.

The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
We had a net realized gain on investments of $67 thousand for the three months ended September 30, 2023 primarily related to repayment activity of multiple portfolio companies compared to a net realized gain of $3 thousand for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we had a net realized gain on investments of $685 thousand primarily related to a sale of a portfolio company compared to a net realized loss of $(264) thousand for the period February 8, 2022 through September 30, 2022.
We recorded a net change in unrealized gains of $0.3 million for the three months ended September 30, 2023, compared to a net unrealized losses of $(1.3) million for three months ended September 30, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The unrealized gain for the three months ended September 30, 2023, resulted primarily due to the tightening of market spreads combined with an improvement in our portfolio companies' credit metrics.

We recorded a net change in unrealized loss of $(2.0) million for the the nine months ended September 30, 2023, compared to a net unrealized losses of $(2.3) million for the period February 8, 2022 though September 30, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The increase in value for the three months ended September 30, 2023 was primarily due to the tightening of market spreads combined with an improvement in our portfolio companies' credit metrics.

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
Cash and cash equivalents as of September 30, 2023, taken together with our available debt, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of September 30, 2023, we had $103.1 million available borrowings under our Bank of America Credit Facility.

For the nine months ended September 30, 2023, our cash and cash equivalents balance decreased by $59.4 million. During that period, $44.3 million was used in operating activities, primarily due to investment purchases of $120.3 million, offset by $24.9 million in repayments and sales of investments in portfolio companies. During the same period, $15.1 million was used in financing activities, consisting primarily of proceeds from secured borrowings of $54.3 million, and repayments of secured borrowings of $88.5 million.
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

As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisifed the minimum offering requirement and the Board authorized the release of proceeds from escrow. During the nine months ending September 30, 2023, the Fund issued 1,735,030 Class I shares for total proceeds of $42.7 million. As of September 30, 2023, we have not repurchased any Class I shares and has not issued any Class S or D shares.
Distributions
The following table summarizes the Fund’s dividend declared from inception to September 30, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Dividend per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240		$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270	(3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270	(3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250		$3,070
_______________
(1)Represents monthly dividend of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly dividend of $0.15 per share for each of July 2022, August 2022 and September 2022.
(2)Comprised of $0.19 regular dividend and $0.105 supplemental dividend attributable to accrued net investment income.
(3)Comprised of $0.25 regular dividend and $0.020 special dividend attributable to accrued net investment income and capital gain, respectively.

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
The following table reflects the shares issued pursuant to the distribution reinvestment plan from inception through September 30, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Shares Issued
June 28, 2023	June 30, 2023	July 28, 2023	573
July 28, 2023	July 31, 2023	August 28, 2023	1,426
August 23, 2023	August 31, 2023	September 28, 2023	2,316
Share Repurchase Program
Beginning with the fiscal quarter ended September 30, 2023, the Fund commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board of Trustees, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board of Trustees, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board of Trustees will consider on at least a quarterly basis whether the continued suspension of the Share Repurchase Program is in the best interest of the Fund and shareholders, and will reinstate the Share Repurchase Program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board of Trustees is not required to authorize the recommencement of our Share Repurchase Program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued.
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

For the nine months ended September 30, 2023, no Common Shares were repurchased.
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

Bank of America Credit Facility
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 350.22% as of September 30, 2023.
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
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of September 30, 2023, the Bank of America Credit Facility bears interest at a rate of SOFR, reset daily plus 2.40% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 19, 2027, the fifth anniversary of the effective date of April 19, 2022, or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
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
The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2023 and as of December 31, 2022, approximates their carrying values. The following table presents outstanding borrowing as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	120,750	120,750
Unused Portion (2)	129,250	129,250
Amount Available (3)	103,112	103,112
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
For the three months ended September 30, 2023 and September 30, 2022, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended September 30,
	2023	2022
Borrowing interest expense	$2,469	$1,189
Unused fees	124	117
Amortization of deferred financing costs (1)	44	19
Total interest and debt financing expenses	$2,637	$1,325
Average interest rate (2)	8.02%	4.67%
Average daily borrowings	$128,192	$110,788
_______________
(1)For the three months ended September 30, 2023 and September 30, 2022, $0 and $373, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes borrowing interest expense and unused fees.
For the nine months ended September 30, 2023 and for the period February 8, 2022 (inception) through September 30, 2022, the components of interest expense and debt financing expenses were as follows:

	Nine Months Ended September 30,
	2023	2022(1)
Borrowing interest expense	$7,238	$1,654
Unused fees	351	203
Amortization of deferred financing costs (2)	122	35
Total interest and debt financing expenses	$7,711	$1,892
Average interest rate (3)	7.57%	4.01%
Average daily borrowings	$133,903	$102,442
_______________
(1) Period from February 8, 2022 (inception) through September 30, 2022.
(2) For the nine months ended September 30, 2023 and the period from February 8, 2022 (inception) to September 30, 2022, $2 and $373, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2022	$983	$—	$983	March 31, 2025
June 30, 2022	677	—	677	June 30, 2025
September 30, 2022	379	—	379	September 30, 2025
December 31, 2022	176	—	176	December 31, 2025
March 31, 2023	198	—	198	March 31, 2026
June 30, 2023	113	—	113	June 30, 2026
September 30, 2023	327	—	327	September 30, 2026
Total	$2,853	$—	$2,853
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2023 and December 31, 2022. We may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended September 30, 2023.
Valuation of Portfolio investments
Consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.
Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund's valuation designee (the “Valuation Designee”) to determine the fair value of the Fund's investments that do not have readily available market quotations, which became effective beginning with the fiscal quarter ended March 31, 2023. Pursuant to the Fund's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Fund's assets for which market quotations are not readily available, subject to the oversight of the Board.
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
We entered into the Bank of America Credit Facility and intend to establish additional credit facilities or enter into other financing arrangements in the future to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads, such as SOFR. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.
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
Recent Developments
On October 27, 2023, we declared regular distributions for each class of our common shares of beneficial interest in the amounts per share set forth below. The distributions for each class of common shares are payable on November 28, 2023 to shareholders of record as of October 31, 2023.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.250	$—	$0.250
Class S Common Shares	$0.250	$0.017	$0.233
Class D Common Shares	$0.250	$0.005	$0.245
Through the date of issuance of the consolidated financial statements, we accepted approximately $342.4 million net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares. In connection with the October 2023 subscription closing, the net asset value for each of Class I shares, Class S shares, and Class D shares was $24.61 per share.

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

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it may consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result in leading the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of September 30, 2023, on a fair value basis, approximately 17.31% of our debt investments bear interest at a fixed rate and approximately 82.69% of our debt investments bear interest at a floating rate. As of September 30, 2023, 86.71% of our floating rate debt investments are subject to interest rate floors. Additionally, the Bank of America Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2023. Interest expense is calculated based on the terms of the Bank of America Credit Facility, using the outstanding balance as of September 30, 2023. Interest expense on the Bank of America Credit Facility is calculated using the interest rate as of September 30, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
- 300 Basis Points	$(8,248)	$(2,709)	$(5,539)
- 200 Basis Points	(5,501)	(1,806)	(3,695)
- 100 Basis Points	(2,750)	(903)	(1,847)
+100 Basis Points	2,750	903	1,847
+200 Basis Points	5,501	1,806	3,695
+300 Basis Points	8,251	2,709	5,542

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

(a)None.

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

Date: November 1, 2023