Form 10-K
period 2023-12-31
Nuveen Churchill Private Capital Income Fund
filed 2024-02-29
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2023, there was no established public market for any class of the registrant’s common shares of beneficial interest.
As of February 29, 2024, the registrant had outstanding 259,478, 241,439, and 14,938,167 Class S, Class D and Class I common shares of beneficial interest, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

Table of Contents

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	57
Item 1C	Cybersecurity	58
Item 2.	Properties	59
Item 3.	Legal Proceedings	59
Item 4.	Mine Safety Disclosures	59
PART II
Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	60
Item 6.	Reserved	61
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	62
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	81
Item 8.	Consolidated Financial Statements and Supplementary Data:	83
	Report of Independent Registered Public Accounting Firm	84
	Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	85
	Consolidated Statements of Operations for the Year Ended December 31, 2023 and for the Period from February 8, 2022 (inception) through December 31, 2022	86
	Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2023 and for the Period from February 8, 2022 (inception) through December 31, 2022	87
	Consolidated Statements of Cash Flows for the Year Ended December 31, 2023 and for the Period from February 8, 2022 (inception) through December 31, 2022	88
	Consolidated Schedules of Investments as of December 31, 2023 and December 31, 2022	89
	Notes to Consolidated Financial Statements	97
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	124
Item 9A.	Controls and Procedures	125
Item 9B.	Other Information	126
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	126
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	126
Item 11.	Executive Compensation	126
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	126
Item 13.	Certain Relationships and Related Transactions, and Director Independence	126
Item 14.	Principal Accountant Fees and Services	126
PART IV
Item 15.	Exhibit and Financial Statement Schedules	127
Item 16.	Form 10-K Summary	129
Signatures		130

PART I.
In this Annual Report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and “Fund,” refer to Nuveen Churchill Private Capital Income Fund, together with any consolidated subsidiaries;
•the term “the Adviser” or “Churchill” refers to Churchill Asset Management LLC, a Delaware limited liability company, which serves as our investment adviser, pursuant to an investment advisory agreement, dated March 31, 2022 (as amended on August 3, 2022, January 10, 2023, and August 3, 2023, the “Advisory Agreement”);
•the term “the Sub-Adviser” or “Nuveen Asset Management” refers to Nuveen Asset Management, LLC, a Delaware limited liability company, which acting through its leveraged finance division, manages certain of our Liquid Investments (as described below) pursuant to a sub-advisory agreement, dated March 31, 2022 (as amended on August 3, 2022, the “Sub-Advisory Agreement”);
•the term “Nuveen” refers to Nuveen, LLC;
•the term “Administrator” refers to Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC), a Delaware limited liability company, which serves as our administrator pursuant to an administration agreement, dated March 31, 2022 (the “Administration Agreement”).
•the term “committed capital” refers to capital committed to client accounts in the form of equity capital commitments from investors, as well as committed, actual or expected financing from leverage providers (including asset-based leveraged facilities, notes sold in the capital markets or any capital otherwise committed and available to fund investments that comprise assets under management). For purposes of this calculation, both drawn and undrawn equity and financing commitments are included. In determining committed capital in respect of funds and accounts that utilize internal asset-based leverage (e.g., levered funds and CLO warehouses), committed capital calculations utilize a leverage factor that assumes full utilization of such asset-based leverage in accordance with the account’s target leverage ratio as disclosed to investors. In determining committed capital in respect of Churchill’s management of an institutional separate account for its parent company, TIAA (as defined below), (i) committed capital in respect of private equity fund interests includes commitments made by TIAA to such strategy over the most recent 10 years, and the net asset value of all such investments aged more than 10 years, and (ii) committed capital in respect of equity co-investments, junior capital investments, structured capital investments, and senior loans includes the commitment made by TIAA for the most recent year, and the outstanding principal balance of investments made in all preceding years. In determining committed capital in respect of Churchill’s management of institutional separate accounts for third party institutional clients, committed capital includes the aggregate commitments made by such third party clients, so long as such commitments remain subject to recycling. Thereafter, outstanding principal balance is used in respect of any applicable commitment (or portion thereof) that has expired. Due to the foregoing, committed capital figures may be adjusted over the course of a financial period, based on accounts transitioning the calculation methodology from capital commitment to invested capital.

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
ITEM 1. BUSINESS
We were formed on February 8, 2022 as a Delaware statutory trust. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, Teachers Insurance and Annuity Association of America (“TIAA”) contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into the Note (as described below) and issued Class I shares to TIAA.
We are offering on a continuous basis up to $2.5 billion of common shares of beneficial interest (“Common Shares”). On May 17, 2022, the Securities and Exchange Commission (the “SEC”) granted an exemptive order permitting the Fund to offer multiple classes of Common Shares and to impose varying sales loads, asset-based service and/or distribution fees and early withdrawal fees. The Fund intends to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. None of the share classes being offered will have early withdrawal fees. The purchase price per share for each class of Common Shares will equal our net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. Nuveen Securities, LLC, as the intermediary manager for the offering (the “Intermediary Manager”), will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisfied the minimum offering requirement and the Fund’s Board of Trustees (the “Board”) authorized the release of proceeds from escrow.
We are externally managed by Churchill, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), The Adviser has engaged its affiliate, Nuveen Asset Management, acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below) pursuant to the Sub-Advisory Agreement. Under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and his staff. The Adviser, Nuveen Asset Management, and the Administrator are all affiliates and subsidiaries of Nuveen, a wholly owned subsidiary of TIAA.
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

Churchill managed (directly or as a sub-adviser) approximately $50 billion of committed capital across its integrated capital solutions platform as of January 1, 2024. Churchill managed a range of vehicles, including BDCs, a registered closed-end investment company, separate accounts, structured finance products, and private funds investing in private middle market leveraged loans, subordinated debt, equity related securities, private equity, limited partner commitments, and related strategies. Of its approximately $50 billion of committed capital across the platform, Churchill manages approximately $13 billion in limited partner capital commitments to approximately 300 private equity funds on behalf of TIAA’s general account and third-party investors. Churchill offers a full array of solutions across the capital structure, benefiting from the investment guidance of its principals who have a long history of disciplined investing in the middle market across various economic cycles. With over $30 billion of committed capital dedicated to middle market private credit as of January 1, 2024, Churchill provides us with the ability to invest in larger transactions while limiting concentration in our portfolio. While it is managed and operated independently of TIAA and Nuveen, Churchill benefits from the scale, capital and resources of its parent companies.
The Investment Committee
All investment decisions for the Fund require the unanimous approval of the members of an investment committee dedicated to management of the Fund’s portfolio (the “Investment Committee”) comprised of Churchill Founders, Kenneth Kencel and Randy Schwimmer, together with Mathew Linett and the head of its Private Equity and Junior Capital Solutions team, Jason Strife. The Investment Committee is responsible for reviewing and approving all investment opportunities for the Fund, which are sourced by Churchill’s separate and distinct investment committees dedicated to senior loan investments and junior capital opportunities, respectively.
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
The Investment Sub-Adviser — Nuveen Asset Management LLC
Nuveen Asset Management conducts its high yield corporate and leveraged loan investment activities through its leveraged finance platform (“Nuveen Leveraged Finance”), offering investors access to high yield, leveraged loan and alternative credit strategies that draw upon Nuveen’s size and scale. Nuveen provides a comprehensive range of outcome-focused investment solutions designed to secure the long-term financial goals of institutional and individual investors. As the investment management business of TIAA, Nuveen has approximately $1.2 trillion in assets under management, with its affiliates offering deep expertise across a comprehensive range of traditional and alternative investments through a wide array of vehicles and customized strategies.
Investment Advisory Agreement
The Board, including all of the trustees who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Company Act) of the Fund (the “Independent Trustees”), has approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by, the 1940 Act. The Board, including all of the Independent Trustees, approved an amendment to the Investment Advisory Agreement on each of August 3, 2022, January 10, 2023 and August 3, 2023 to address comments issued by securities regulators from various states in connection with the Fund’s “blue sky” review of its offering.
Base Management Fee
Under the Investment Advisory Agreement, the Fund has agreed to pay the Adviser an annual management fee as well as an incentive fee based on its investment performance. The management fee will be payable monthly in arrears at an annual rate of 0.75% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has operations, net assets will be measured as the beginning net assets as of the date on which the Fund breaks escrow. In addition, the Adviser has agreed to waive its management fee until the expiry of twelve months from the Escrow Break Date.
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
Sub-Advisory Agreement
The Board, including all of the Independent Trustees, approved the Advisory Agreement and the amendments to the Advisory Agreement on August 3, 2022, January 10, 2023, and August 2, 2023 to address comments issued by securities regulators from various states in connection with the Fund’s “blue sky” review of its offering. The Sub-Adviser manages certain of the Liquid Investments pursuant to the Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Fund and manages the capital structure of the Fund, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Fund’s performance under the terms of the Advisory Agreement. The Adviser will pay the Sub-Adviser monthly in arrears, 0.375% of the daily weighted average principal amount of the Liquid Investments managed by the Sub-Adviser pursuant to the Sub-Advisory Agreement.
Expense Support Agreement
The Fund entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. Nuveen Alternative Holdings, an affiliate of the Adviser may pay (or cause one or more of its affiliates to pay) certain expenses of the Fund, provided that no portion of the payment will be used to pay any interest expenses of the Fund and/or shareholder servicing fees of the Fund (each, an “Expense Payment’). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from the Fund to the Adviser or its affiliates. For more information on the Expense Support Agreement see Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Employees
We do not have any employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory Agreement.
Potential Competitive Strengths
We believe that our competitive advantages stem from long-standing market presence, significant lending capacity, scale to support attractive investments, strong relationships with private equity firms, differentiated sourcing capabilities, and ability to compete on factors other than pricing. Further, we believe that Churchill has built a reputation of professionalism and collaboration that positions us to be a preferred capital provider to support the needs of private equity sponsors. We believe Churchill has the scale, platform, and unique capabilities to effectively manage our U.S. private credit investment strategy, offering investors the following competitive advantages:
Scaled Platform with Extensive Private Credit Expertise
Since 2006, Churchill’s senior leadership team has worked together to establish a cycle-tested track record in direct lending and private capital investments, and today, we believe that Churchill is one of the largest managers of private capital investments. The Churchill team has deep middle market investment expertise, providing customized financing solutions to private equity-backed middle market companies across the capital structure, including senior loans, junior capital, equity co-investments and similar equity-related securities. Overseeing approximately $50 billion in committed capital as of January 1, 2024 and deploying nearly $10 billion in the year ended December 31, 2023 across its multiple investment strategies, Churchill is one of the most active direct lenders in the U.S. middle market. With over 150 dedicated professionals in New York, Charlotte, Chicago, Los Angeles and Dallas, Churchill operates a fully integrated investment platform with advanced infrastructure, risk management, investor relations, finance, operations, and legal support functions. The scale of Churchill’s platform provides us with the ability to invest in larger transactions with limited concentration in our portfolio. We believe that the breadth and depth of Churchill’s expertise, coupled with its long history of disciplined investment across industries and various economic cycles, provides differentiated strengths when sourcing and evaluating large and complex investment opportunities.

Unique Benefits from Alignment with Nuveen and TIAA
Churchill benefits substantially from the scale and resources of its parent company, Nuveen, and Nuveen’s ultimate parent company, TIAA. Nuveen, as the investment management division of TIAA, is one of the world’s largest asset managers with $1.2 trillion assets under management as of December 31, 2023, of which approximately $114 billion is invested in private capital. TIAA, a leading provider of secure retirement and outcome-focused investment solutions to millions of people and thousands of institutions, is the third largest private debt investor in the world. Together, TIAA and Nuveen have been investors in the private debt and equity markets for over 50 years.

Leveraging the scale, capital and resources of Nuveen’s platform, Churchill is able to focus on its middle market investment expertise. Specifically, Nuveen’s distribution capabilities from its approximately 180 person U.S. wealth coverage team enable Churchill to prioritize originating, underwriting and managing its high quality, diversified portfolios while relying on Nuveen’s retail and wealth distribution platform.

TIAA is an important part of Churchill’s committed capital base, as Churchill manages TIAA’s general account allocation to U.S. middle market private capital side-by-side with Churchill’s third-party investors. This provides for a unique alignment of interests that we believe causes Churchill to think and act like a long-term investor in the asset class.

Strong Private Equity Relationships and Fund Investments Drive Proprietary Origination Opportunities
Churchill believes it has established itself as a highly value-additive capital provider and partner of choice for leading private equity firms given its ability to provide a full array of scaled solutions across the capital structure. Churchill’s dedicated loan origination team has cultivated deep, long-standing relationships with over 400 middle market private equity firms across diversified strategies, industry focus and U.S. geographies. Of approximately $50 billion of committed capital as of January 1, 2024, approximately $13 billion is comprised of committed capital that supports a carefully constructed portfolio of primary limited partner capital commitments made by TIAA and certain other institutional investor clients of Churchill to approximately 300 private equity funds primarily focused on the U.S. middle market. This long-standing and growing portfolio of limited partner capital commitments positions Churchill as one of the largest and most active private equity fund investment managers focused on the core U.S. middle market. We believe Churchill’s role as a valuable limited partner and its fully integrated partnership approach helps drive differentiated origination opportunities often on an early look, first access basis. Additionally, we believe Churchill’s deep network of private equity relationships and representation on hundreds of private equity fund advisory boards further enhances Churchill’s proprietary deal sourcing advantages while remaining highly selective of investment opportunities without compromising on its stringent underwriting standards or transaction terms. In this capacity, Churchill is able to structure and negotiate transactions directly with the private equity sponsor, driving efficiencies and stronger relationships, often leading to the sponsor’s decision to select Churchill as a lead lending partner for subsequent transactions as well. Churchill’s sourcing strategy is not, however, entirely centered on leading every transaction as it also partners with other middle market lenders on attractive investment opportunities, helping to drive a more stable and reliable capital deployment pace in the middle market.

Many of Churchill’s senior management and investment team members have held senior positions at other middle market lending firms and continue to maintain strong relationships with numerous active participants in the segment. These long-established relationships help source incremental investment opportunities and contribute to the high levels of deal flow with approximately 1,000 first-lien senior secured debt and unitranche loan investment opportunities reviewed per year. In contrast, peer lenders who focus primarily on lead agency roles often can find themselves in direct competition with one another adversely impacting deal flow and selectivity. Churchill’s dual sourcing model emphasizes long-term partnerships, ensuring that Churchill can focus exclusively on investment credit quality. We believe we are well-positioned to take advantage of the demand for capital in the middle market, particularly from private equity sponsored middle market companies.

Ability to Deliver Scaled and Flexible Capital Solutions

We believe Churchill’s ability to provide a variety of capital solutions and to invest opportunistically across the capital structure is a key differentiator and highly valued by private equity sponsors. Churchill is able to provide a comprehensive set of customized capital solutions to meet the needs of the borrower. With respect to senior loans, the investment team can opportunistically pivot between traditional first-lien senior secured loans and unitranche loans, as well as offer delayed draw term loans, in order to deliver the most attractive risk-adjusted returns. Further, the investment team’s partnership approach offers a strong value proposition to private equity firms, as one of a handful of middle market lenders with the ability to commit up to $500 million per transaction. This flexibility and the ability to deliver a fully underwritten solution ensures that Churchill has exposure to a wide range of transactions enabling it to be highly selective with respect to investment opportunities. Additionally, with respect to junior capital opportunities, the investment team has the ability to pivot between junior secured or unsecured debt instruments. Having the latitude to pivot across capital solutions differentiates Churchill compared to most other direct lenders in situations when capital requirements change during a transaction and thereby has positioned it as the preferred capital partner for private equity sponsors.

Disciplined and Rigorous Investment Approach with Comprehensive Portfolio Monitoring

Selectivity, broad industry diversification and rigorous underwriting standards are key to Churchill’s investment philosophy. Churchill provides us with a large and diverse pipeline of middle market investment opportunities, enhancing our ability to be highly selective and to maintain stringent underwriting standards and a diversified portfolio across sectors. Churchill employs a multi-step selection process when reviewing each potential investment opportunity that includes analyzing business prospects, thoroughly reviewing historical and pro forma financial information, meeting and discussing the business with the management team and private equity sponsor, understanding sponsor investment strategy and risk considerations, evaluating industry diligence to determine market position and competitive advantages, and assessing the track record of the private equity sponsor and its historical investments in other businesses.

Using a disciplined and cycle-tested investment approach, Churchill’s investment teams seek to limit credit losses through comprehensive due diligence of portfolio company fundamentals, terms and conditions and covenant packages. Following the closing of each investment, the investment professionals who initially underwrite the opportunity typically lead the hands-on portfolio monitoring effort to ensure continuity and the ability to respond efficiently to any portfolio company requests. Churchill implements a regimented credit monitoring system that involves a variety of discussions, analyses and reviews by its investment professionals on a daily, weekly, monthly, and quarterly basis, depending on the assessed monitoring need, which we believe enables Churchill to proactively detect and identify potential challenges at portfolio companies. See “ – Investment Process Overview” below.

Proven Leadership Team with Extensive Private Capital Experience Across Economic Cycles

Churchill is led by industry veterans who bring on average more than 25 years of experience in middle market investing, the majority of whom have worked together for over a decade and have demonstrated an ability to prudently invest across various economic cycles at Churchill and its predecessor entities. Churchill was founded by current senior management team members Kenneth Kencel, Randy Schwimmer and Christopher Cox (the “Churchill Founders”), who have together unanimously approved all of the over 800 senior loans made by Churchill and its predecessor entities since 2006. This core management team has been strengthened with the addition of several additional senior executives from Churchill’s predecessor entities and its ultimate parent company, TIAA. Among these additional senior management colleagues are Mathew Linett and Shai Vichness, who comprise the remaining members of the investment committee dedicated to senior loan opportunities alongside the Churchill Founders. Additionally, in connection with its affiliation with TIAA, Churchill assumed management of TIAA’s private equity and junior capital investment management platform, resulting in a unified middle market private capital asset management firm that capitalizes on opportunities throughout the U.S. sponsor-backed middle market.

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
While Churchill believes that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria necessarily will be met by each prospective portfolio company. We expect to target an investment portfolio consisting, directly or indirectly, of 75% to 90% Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support our share repurchase program (as described below), liquid investments are expected to comprise 5% - 10% of our assets, subject to the pace and amount of investment activity in our middle-market investment program, and will be comprised of a portfolio of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”). We typically refer to an investment as liquid if the investment is, or we expect it to be, actively traded (with a typical settlement period of one month with respect to broadly syndicated loans). While we will seek to achieve the targets described above, the composition of the Fund’s investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities.
In addition, subject to the Fund’s Fifth Amended and Restated Declaration of Trust (the “Declaration of Trust”) and the Fund’s Second Amended and Restated Bylaws (the “Bylaws”), the Fund may change its investment objective and/or investment criteria over time without notice to or consent from shareholders.
Portfolio Composition
As of December 31, 2023 and December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$402,858	$399,882	78.10%	$253,940	$251,371	71.92%
Subordinated Debt (1)	103,888	101,930	19.90%	95,481	93,809	26.84%
Equity Investments	9,422	10,224	2.00%	3,577	4,338	1.24%
Total	$516,168	$512,036	100.00%	$352,998	$349,518	100.00%
Largest portfolio company investment	$10,731	$10,986	2.15%	$10,617	$11,093	3.17%
Average portfolio company investment	$3,246	$3,220	0.63%	$5,516	$5,461	1.56%
_______________
(1)Subordinated Debt is further comprised of Second Lien Term Loans and/or Second Lien Notes of $52,170 and Mezzanine Debt of $49,760 as of December 31, 2023, and $30,906 and $62,903 as of December 31, 2022, respectively.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2023 and December 31, 2022 was as follows:

Industry	December 31, 2023	December 31, 2022
Aerospace & Defense	2.07%	—%
Automotive	1.10%	1.11%
Banking, Finance, Insurance, Real Estate	1.49%	0.08%
Beverage, Food & Tobacco	10.39%	12.54%
Capital Equipment	4.28%	1.98%
Chemicals, Plastics & Rubber	3.80%	4.28%
Construction & Building	4.78%	4.52%
Consumer Goods: Durable	3.76%	4.48%
Consumer Goods: Non-durable	5.97%	7.56%
Containers, Packaging & Glass	3.49%	4.89%
Energy: Electricity	0.43%	—%
Energy: Oil & Gas	3.08%	6.09%
Environmental Industries	3.04%	2.19%
Healthcare & Pharmaceuticals	10.08%	7.31%
High Tech Industries	4.81%	2.74%
Hotel, Gaming & Leisure	0.44%	—%
Media: Advertising, Printing & Publishing	1.33%	1.98%
Media: Broadcasting & Subscription	0.80%	—%
Metals and Mining	0.10%	—%
Services: Business	16.82%	16.98%
Services: Consumer	5.73%	6.65%
Sovereign & Public Finance	0.77%	1.08%
Telecommunications	2.33%	1.92%
Transportation: Cargo	2.32%	3.12%
Transportation: Consumer	0.78%	—%
Utilities: Electric	0.51%	—%
Wholesale	5.50%	8.50%
Total	100.00%	100.00%
See the consolidated schedule of investments as of December 31, 2023 and December 31, 2022 in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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

Investment Evaluation. The Investment Team intends to utilize a systematic, consistent approach to credit and portfolio company evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging as well as accretive growth and exit assumptions under a “base case” set of projections (the “Base Case”); this Base Case generally reflects a more conservative estimate than the set of projections provided by a prospective portfolio company (the “Management Case”) and that of the private equity sponsor purchasing/financing the portfolio company, as applicable. The key criteria that the Investment Team evaluates includes (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to the Fund’s investment and (iii) a conclusion that the overall Base Case and in most cases the “Downside Case” allow for adequate debt repayment and deleveraging. In evaluating a particular investment opportunity, the Investment Team will put more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the portfolio company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing (among other considerations both quantitative and qualitative). The Investment Team’s due diligence process for middle market investments will typically entail:
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

Use of Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that we generally can borrow up to $2 for every $1 of investor equity. See “Regulation as a Business Development Company — Senior Securities; Coverage Ratio” for more information regarding the foregoing and other regulatory considerations.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

We currently have in place one special purpose vehicle asset credit facility (the “Bank of America Credit Facility”), and in the future may enter into additional credit facilities. For more information on the Bank of America Credit Facility, see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

Competition
Our primary competitors in providing credit investments to middle market companies include other BDCs, public and private funds, CLOs, commercial and investment banks, other middle market asset managers and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than those available to the Fund. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to the Fund. In addition, some of our competitors may have higher risk tolerances or different risk assessments than ours, which could allow them to consider a wider variety of investments and establish more relationships than those established by each of our investment teams. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. There cannot be any assurance that the competitive pressures faced by us will not have a material adverse effect on its business, financial condition and results of operations. See “Risk Factors – We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses” for further information.
Human Resource Capital
We do not have any employees and do not expect to have any employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who source, evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Advisory Agreement.
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

Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the trustees be persons other than “interested persons,” as that term is defined in the 1940 Act.
In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our Common Shares, options or rights to acquire our Common Shares, at a price below the then-current NAV of our Common Shares if (1) our Board determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders approved our policy and practice of making such sales within the preceding 12 months.
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, prior approval by the SEC.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental, and thus may be changed without shareholder approval.
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
Control, as defined in the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.
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
Senior Securities; Asset Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Common Shares if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the asset coverage ratio requirement at the time of the distribution or repurchase. We also will be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. Our borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of Section 61(a)(2) of the 1940 Act.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may obtain copies of these codes of ethics by e-mailing our Adviser at Investor.relations@churchillam.com, or by writing to our Adviser at Investor Relations c/o Churchill Asset Management, 375 Park Avenue, 9th Floor, New York, NY 10152. The code of ethics is also available on the EDGAR database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
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
The Fund expects to co-invest on a concurrent basis with other affiliates of the Fund and the Adviser, unless doing so would be impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to the Adviser and certain other funds and accounts sponsored or managed by the Adviser and/or its affiliates, and the allocation procedures of the Adviser. On June 7, 2019, the SEC issued an exemptive order (the “Order”) that permits the Fund to co-invest in portfolio companies with certain funds or entities managed by the Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Order if the Board determines that it would be advantageous for the Fund to co-invest with other accounts sponsored or managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. under the terms of the Order, a majority of the Independent Trustees are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Fund and the Fund’s shareholders and do not involve overreaching of the Fund or the Fund’s shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s investment strategies and policies. The Board will regularly review the allocation policy of Churchill.
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
Proxy Voting Records
You may obtain information about how Churchill voted proxies by making a written request for proxy voting information to: Nuveen Churchill Private Capital Income Fund, 375 Park Avenue, 9th Floor, New York, NY 10152, Attention: Chief Compliance Officer, John D. McCally.
Other
We expect to be periodically examined by the SEC for compliance with the 1940 Act and the Exchange Act, and are subject to the periodic reporting and related requirements of the Exchange Act.
We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We intend to operate as a non-diversified management investment company; however, we are currently and may, from time to time, in the future, be considered a diversified management investment company pursuant to the definitions set forth in the 1940 Act.

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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge by contacting the Adviser at: 375 Park Avenue, 9th Floor, New York, NY, 10152. Shareholders and the public may also view any materials we file with the SEC on the SEC’s website (http://www.sec.gov).
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
Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-

qualifying year, we could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our qualification or requalification as a RIC.

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
•Many of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser, as the valuation designee, subject to the oversight of the Board, and, as a result, there may be uncertainty as to the value of our portfolio investments.
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
Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.
Our Board has the authority, except as otherwise prohibited by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and the price value of our Common Shares. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions, and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways in which investors may not agree.
Our Board may amend our Declaration of Trust without prior shareholder approval.
Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
We are required to carry our investments at market value or, if no market quotation is readily available, at fair value as determined in good faith by the Adviser as the valuation designee. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
Our financial condition and results of operations depend on our ability to manage our business effectively.
Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on the ability of the Adviser to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective depends upon Adviser’s execution of our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Adviser has substantial responsibilities under the Investment Advisory Agreement. The senior origination professionals and other personnel of Adviser and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.
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
In addition, we depend upon the senior investment professionals of Churchill to maintain their relationships with financial institutions, sponsors and investment professionals, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of Churchill fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of Churchill have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

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
Many of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser, as the valuation designee, subject to the oversight of the Board, and, as a result, there may be uncertainty as to the value of our portfolio investments.
Our Board designated the Adviser as our valuation designee (the “Valuation Designee”) pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of our investments that do not have readily available market quotations, effective beginning in the fiscal quarter ended March 31, 2023. Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by the Valuation Designee, subject to the oversight of the Board. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause NAV on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our Common Shares based on an overstated NAV would pay a higher price than the value of the investments might warrant. Conversely, investors selling Common Shares during a period in which the NAV understates the value of investments will receive a lower price for their Common Shares than the value the investment portfolio might warrant.
We will adjust quarterly the valuation of our portfolio to reflect the determination of the Valuation Designee of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized gain (loss) on investments.
We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
We intend to pay distributions to our shareholders. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage requirement applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders.
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
We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage requirement applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

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
Although we have implemented a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.
Our Board may amend or suspend the share repurchase program at any time in its discretion. You may not be able to sell your shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program will have many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.
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
There are significant financial and other resources necessary to comply with the requirements of being an SEC reporting entity.
As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing such standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, trustee fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

We are required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we incur additional expenses that may negatively impact our financial performance. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal controls over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer.” As a publicly reporting entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, violations of the NYSE listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our shares.

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
As a BDC, we will be required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.
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
In addition, the recent outbreak of hostilities in the Middle East and escalating tensions in the region may create volatility and disruption of global markets.
The ramifications of the hostilities and sanctions, however, may not be limited to Russia and the Middle East and Russian and Middle Eastern companies, respectively, but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on the Fund’s investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, parties in such conflicts may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and the companies in which the Fund invests. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Fund’s performance and the value of an investment in the Fund.

We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.
From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, the conflict between Russia and Ukraine that began in late February 2022, and the ongoing war in the Middle East. Even after the COVID-19 pandemic subsided, the U.S. economy, as well as most other major economies, have continued to experience unpredictable economic conditions, and we anticipate our businesses would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.
The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Fund and returns to the Fund, among other things. The U.S. credit markets (in particular for middle-market loans) have experienced the following among, other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.
These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, continued increases in interest rates, or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.
While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may negatively impact our earnings and result in decreased dividends to our shareholders.
If current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. We continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States.
We will need to raise additional capital in the future in order to continue to make investments in accordance with our business and investing strategy and to pursue new business opportunities. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

We cannot be certain as to the duration or magnitude of the ongoing economic condition in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we may make downgrades with respect to other portfolio companies in the future as conditions warrant and new information comes to light.
The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
We,and others in our industry, are the targets of malicious cyber activity, which we work hard to prevent. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
The Adviser and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Adviser may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal, and other information processed and stored in, and transmitted through, the Adviser’s computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss.
Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by our Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.
Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Currently, we are covered under TIAA’s insurance policy relating to cybersecurity risks; however, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.
We and our service providers may be impacted by operating restrictions, which may include requiring employees to continue to work from remote locations. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.
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
Global economic, political and market conditions, including BREXIT, may adversely affect our business or cause us to alter our business strategy.
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
Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult or more expensive, for us to executed prudent currency hedging policies.

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
We typically invest in middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
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
Investing in middle-market, privately owned companies involves a number of significant risks, including, but not limited to, that middle-market companies:
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
We are subject to risks associated with our Senior Loan Investments.
We invest in Senior Loan Investments. Senior Loan Investments are usually rated below investment grade or also may be unrated. As a result, the risks associated with senior loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments. Senior Loan Investments rated below investment grade is considered speculative because of the credit risk of the company incurring the indebtedness. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a Senior Loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a Senior Loan Investment may decline in value or become illiquid, which would adversely affect the Senior Loan’s value.
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
We are subject to risks associated with our Junior Capital Investments.
We invest in Junior Capital Investments, which will be comprised of second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with PIK income). Although certain Junior Capital Investments are typically senior to common stock or other equity securities, the equity and debt securities in which we will invest may be subordinated to substantial amounts of a portfolio company’s senior debt, all or a significant portion of which may be secured. Such junior or subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same portfolio company. These subordinated securities may not be protected by financial covenants, such as limitations on the incurrence of additional indebtedness, that may apply to certain types of senior secured debt instruments. Holders of junior and subordinated debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefiting senior creditors. In the event any portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of capital invested.
In addition, subordinated investments are generally more volatile than secured loans and are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high loan-to-value (“LTV”) ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. In the event a portfolio company that we invest in on a junior or subordinated basis cannot generate adequate cash flow to meet all of its debt obligations, we may suffer a partial or total loss of capital invested.

We are subject to risks associated with “covenant-lite” loans.
We invest in “covenant-lite” loans, which generally refers to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
We are subject to risks associated with our investments in unitranche secured loans and securities.
We invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first-lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second-lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan.
We are subject to risks associated with our investments in equity-related securities.
We invest in equity-related securities, such as Equity Co-Investments or equity rights and/or warrants that may be converted into or exchanged for the issuer’s common stock or the cash value of the issuer’s common stock. The equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we realize in the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which would grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in its investment documents if the issuer is in financial distress. Additionally, we may make equity or equity-related investments alongside a Senior Loan investment, which may result in conflicts related to the rights of those investments.
The loans we make in portfolio companies may become nonperforming.
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
Generally, all of our assets are invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the election to be regulated as a BDC and qualify as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

Additionally, the ongoing disruption in economic activity has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.
Our portfolio companies may prepay loans, which may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.
Some of the loans and other investments that we make to our portfolio companies may be callable at any time, and many of them can be repaid with no premium to par. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In addition, prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields.
We may be subject to risks associated with our investments in the business services industry.
Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the healthcare sector face considerable uncertainties.

Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry.

We are exposed to risks associated with any OID income and PIK interest required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments include OID components and PIK interest or PIK dividend components. We are exposed to risks associated with any OID income and PIK interest, including, but not limited to, the following:
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
•The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to shareholders in order to maintain our RIC tax treatment. In addition, the deferral of PIK interest also increases the LTV ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
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
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our initial and overall investment.
We have discretion to make follow-on investments, subject to the availability of capital resources and the limitations of the     1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation of a portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, prefer other opportunities or are inhibited by compliance with 1940 Act requirements (including our Order) and RIC tax treatment.
We may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.
We do not hold controlling equity positions in any of our portfolio companies and do not expect to hold controlling positions in the future. Our debt investments in portfolio companies may provide limited control features such as restrictions, for example, on the ability of a portfolio company to incur additional debt and limitations on a portfolio company’s discretion to use the proceeds of our investment for certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% equity ownership, and also may be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, the termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its repayment and other obligations under the loans and other investments we hold. In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay. We may incur expenses to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. This process will require time and resources that, if not resolved quickly and efficiently, could negatively impact our operating results.
Our portfolio companies may incur debt that ranks equally with, or senior to, the loans and other investments we make in such portfolio companies.
Although we expect that most of our investments in our portfolio companies will be secured, some investments may be unsecured and subordinated to substantive amounts of senior indebtedness incurred by our portfolio companies. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest and such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments on our debt investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding also may be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:
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
We are subject to risks associated with syndicated loans.
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
We are subject to risks associated with our investments in special situation companies.
We may make investments in companies involved in (or the target of) acquisition attempts or tender offers, or companies involved in spin-offs and similar transactions. In any investment opportunity involving any such type of business enterprise, the transaction in which such business enterprise is involved will either be unsuccessful, take considerable time or result in a distribution of cash or a new security, the value of which will likely be less than the purchase price to us of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not occur, we may be required to sell our investment at a loss. In connection with such transactions, we may purchase securities on a when-issued basis, which means that delivery and payment take place sometime after the date of the commitment to purchase and are often conditioned upon the occurrence of a subsequent event, such as approval and consummation of a merger, reorganization or debt restructuring. The purchase price and/or interest rate receivable with respect to a when-issued security are typically fixed when we enter into the commitment, but such securities are subject to changes in market value prior to their delivery.
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
The disposition of our investments in private companies may result in contingent liabilities.
We make a number of investments in securities of portfolio companies that are private companies. If we are required or desire to dispose of an investment in a private company, we may be required to make representations about the business and financial affairs of the portfolio company typical of those representations made by an owner in connection with the sale of its business. We also may be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that could result in the satisfaction of funding obligations through our return of distributions previously made to us.
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
Because we have borrowed and intend to continue borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. It is possible that the Federal Reserve’s tightening cycle could also result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition.
In the current and future periods of rising interest rates, to the extent we borrow money subject to a floating interest rate (such as the Bank of America Credit Facility), our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.
If interest rates continue to rise, there is also a risk that the Portfolio Companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause Portfolio Companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our Portfolio Companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.
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

As of the filing date of this Annual Report on Form 10-K, all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Because CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

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
In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

Economic recessions or downturns could impair our portfolio companies and harm our operating results.
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
Environmental, social and governance factors may adversely affect our business or cause us to alter our business strategy.
Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Additionally, we risk damage to our brand and reputation if Churchill fails to originate, underwrite and manage assets on our behalf consistent with its ESG policy. Adverse incidents with respect to ESG activities could impact the value of Churchill’s and the Fund’s brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
The effect of global climate change may impact the operations and valuation of our portfolio companies.
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
In December 2015, the United Nations adopted a climate accord (the “Paris Agreement”), which the United States rejoined in 2021, with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.

Risks Related to Churchill and its Affiliates; Conflicts of Interests
We depend upon the senior management of Churchill for our success, and upon the strong referral relationships of the investment professionals of Churchill, Nuveen, Nuveen Leveraged Finance and its affiliates with financial institutions. Any inability to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
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
There may be conflicts related to obligations that senior investment professionals of Churchill and members of its investment committee have to other clients. There also may be conflicts related to the investment and related activities of TIAA, Nuveen and Churchill, and these conflicts could prevent us from making or disposing of certain investments on the terms desired.
The senior investment professionals and members of the investment committee of the Investment Team serve or may serve as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by Churchill or its affiliates. Similarly, Churchill may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, Messrs. Kencel, Strife, Linett and Schwimmer have and will continue to have management responsibilities for other investment funds, including Nuveen Churchill Direct Lending Corp., a BDC, and NC SLF Inc., a closed-end investment company registered under the 1940 Act, and other accounts or other investment vehicles sponsored or managed by affiliates of Churchill. Churchill seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, Churchill or its affiliates also earn additional fees related to the securities in which the Fund invests, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions. For example, Churchill and its affiliates may act as an arranger, syndication agent or in a similar capacity with respect to securities in which the Fund invests, where Churchill’s investment staff sources and arranges financing transactions that may be eligible for investment by its client accounts (including the Fund), and in connection therewith commits to source, arrange and issue such financing instruments as may be required by the related issuer(s). In connection with such sourcing and arranging activity, such issuer(s) agree to pay to in which case Churchill and its affiliates compensation in the form of closing or arrangement fees, which compensation is paid to them at or immediately prior to the funding of such financing, separately from management fees paid by the Fund. Additionally, affiliates of Churchill may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder.

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
In certain instances, it is possible that other entities managed by Churchill or Nuveen Asset Management or a proprietary account of TIAA may be invested in the same or similar loans or securities as held by the Fund, and which may be acquired at different times at lower or higher prices. Those investments also may be in securities or other instruments in different parts of the company’s capital structure that differ significantly from the investments held by the Fund, including with respect to material terms and conditions, including without limitation seniority, interest rates, dividends, voting rights and participation in liquidation proceeds. Consequently, in certain instances these investments may be in positions or interests that are potentially adverse to those taken or held by the Fund. In such circumstances, measures will be taken to address such actual or potential conflicts, which may include, as appropriate, establishing an information barrier between or among the applicable personnel of the relevant affiliated entities (including as between officers of Churchill), requiring recusal of certain personnel from participating in decisions that give rise to such conflicts, or other protective measures as shall be established from time to time to address such conflicts.
Further, an affiliate of TIAA may serve as the administrative or other named agent on behalf of the lenders with respect to investments by the Fund and/or one or more of its affiliates. In some cases, investments that are originated or otherwise sourced by Churchill may be funded by a loan syndicate organized by Churchill or its affiliates. The participants in such loan syndicate (the “Loan Syndicate Participants”), in addition to the Fund and its affiliates may include other lenders and various institutional and sophisticated investors (through private investment vehicles in which they invest). The entity acting as agent may serve as an agent with respect to loans made at varying levels of a borrower’s capital structure. Loan Syndicate Participants may hold investments in the same or distinct tranches in the loan facilities of which the Portfolio investment is a part or in different positions in the capital structure under such portfolio investment. As is typical in such agency arrangements, the agent is the party responsible for administering and enforcing the terms of the loan facility, may take certain actions and make certain decisions in its discretion and generally may take material actions only in accordance with the instructions of a designated percentage of the lenders. In the case of loan facilities that include both senior and subordinate tranches, the agent may take actions in accordance with the instructions of the holders of one or more of the senior tranches without any right to vote or consent (except in certain limited circumstances) by the subordinated tranches of such indebtedness. Churchill expects that the portfolio investments held by the Fund and its affiliates may represent less than the amount of debt sufficient to direct, initiate or prevent actions with respect to such loan facility or a tranche thereof of which the Fund’s investment is a part (other than preventing those that require the consent of each lender). As a result of an affiliate of TIAA acting as agent for an agented loan where a Loan Syndicate Participant may own more of the related indebtedness of the obligor or hold indebtedness in a position in the capital structure of an obligor different from that of the Fund and its affiliates, such Loan Syndicate Participants will be in a position to exercise more control with respect to the related loan facility than that which Churchill could exercise on behalf of the Fund, and may exercise such control in a manner adverse to the interests of the Fund.
In addition, TIAA and other client accounts of Churchill, in connection with an advisory relationship with Churchill, may be a limited partner investor in many of the private equity funds that own the portfolio companies in which the Fund will invest or TIAA may otherwise have a relationship with the private equity funds or portfolio companies, which may give rise to certain conflicts or limit the Fund’s ability to invest in such portfolio companies. TIAA (and other private clients managed by Churchill and its affiliates) also may hold passive equity co-investments in such private equity funds or portfolio companies owned by such fund, or in holding companies elsewhere in the capital structure of the private equity fund or portfolio company, which may give rise to certain conflicts for the investment professionals of affiliates of the Adviser when making investment decisions.

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
The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. However, the Adviser will devote such time and attention to our affairs as it determines in its discretion is necessary to carry out our operations effectively.
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
We may bear more or less of the costs of soft dollar or other research than other clients of Churchill, Nuveen Asset Management and each of their respective affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of Churchill and its affiliates. Research generated for Churchill’s credit strategy on our behalf will be used to benefit other investment strategies of Churchill and its affiliates, including Nuveen Churchill Direct Lending Corp. and NC SLF Inc. and other funds and accounts that Churchill manages. Furthermore, Churchill’s implementation of a credit strategy on our behalf will rely on its affiliates, research efforts to manage the client/fund portfolios of such affiliates.
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

Because the Intermediary Manager is an affiliate of the Adviser, you will not have the benefit of an independent review of our offering customarily performed in underwritten offerings.
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
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. See Item 1. “Regulation as a Business Development Company — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies, which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Failure to maintain our status as a BDC would reduce our operating flexibility.
If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility. For example, we intend to employ leverage as market conditions permit and at the discretion of the Adviser. Such leverage may arise in the form of borrowings, including loans from certain financial institutions, the issuance of debt securities, repurchase agreement transactions, the issuance of CLOs, and other forms of financial indebtedness. As a BDC, the 1940 Act allows us to borrow up to $2 for every $1 of equity, or an asset coverage ratio of 150%. However, if we are regulated as a registered closed-end investment company under the 1940 Act, we would be subject to asset coverage ratio requirements of 300% for the issuance of debt securities, meaning that for every $1 of debt issued, we would need to have $3 of total assets immediately after such issuance. Such regulations would restrict our ability to execute our investment strategy and thereby reduce our operating flexibility.
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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we will not have fixed guidelines for diversification. If we obtain large positions in the securities of a small number of issuers, our NAV is likely to fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of such issuer. We also may be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Risks Related to Debt Financing
When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage also may adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our Common Shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fees or incentive fees payable to the Adviser.
We use and intend to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
We generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are Independent Trustees with no material interests in such transactions.
Although leverage has the potential to enhance overall returns that exceed the Fund’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Fund’s cost of funds. In addition, borrowings by the Fund may be secured by the shareholders’ investments as well as by the Fund’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of shares may be subordinated to the interests of our lenders or debtholders.
Our credit facility and other borrowing arrangements impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code. A failure to renew our facility or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Provisions in our credit facility may limit discretion.
Our existing and any future credit facilities may be backed by all or a portion of our loans and securities on which the lenders will have a security interest.
We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral agent for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with our credit facility entered into by the Fund, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

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
In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There also may be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.
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

U.S. Federal Income Tax Risks
We will be subject to U.S. federal income tax at corporate rates on our earnings if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To receive RIC tax treatment under the Code, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. We will be subject to U.S. federal income tax at corporate rates on any income that we do not timely distribute. In addition, we will be subject to a 4% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash needed to pay such annual distributions from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to U.S. federal income tax at corporate rates, the resulting tax could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.
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
Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to U.S. federal income tax on our earnings at corporate rates.
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
We cannot predict how new tax legislation will affect us, our Advisers, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affect our ability to qualify for tax treatment as a RIC or otherwise impact the U.S. federal income tax consequences applicable to us and our investors. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.

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
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, for so long as our credit facility is outstanding, or pursuant to any other credit facility or borrowing facility we enter into in the future, we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.
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
Until such time as all the classes of our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Fund shall be subject to such terms and conditions.
Prospective investors should carefully review the matters discussed under “Restrictions on Share Ownership” and should consult with their own advisors as to the consequences of making an investment in the Fund.
Our Board may consider certain mergers.
The Independent Trustees of our Board may undertake to approve mergers between us and certain other funds or vehicles. These mergers may involve funds managed by affiliates of the Adviser. The Independent Trustees also may seek to convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.
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
The NAV and liquidity, if any, of the market for our Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•failure to maintain our qualification for RIC tax treatment;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of the Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity

The Fund depends on and engages various third parties and service providers, including suppliers, custodians, transfer agents, administrative agents, fund administrators and other third parties to source, make and manage its investments. Accordingly, the Fund’s business is dependent on the communications and information technology (“IT”) systems that it shares with the Advisers and their ultimate parent company, TIAA, which further relies upon the systems of third-party IT service providers to TIAA. TIAA has established a cybersecurity program across its enterprise, which applies to certain of its affiliates, including the Advisers and the Fund. When identifying and overseeing risks from cybersecurity threats associated with its use of third-party service providers, the Fund further relies upon the expertise of risk management, legal, information technology, and compliance personnel of TIAA. TIAA conducts onboarding and ongoing due diligence of certain of the Fund’s key third-party service providers to identify and oversee risks from cybersecurity threats associated with the Fund’s use of such entities.

Cybersecurity Program Overview

TIAA has instituted an enterprise cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to TIAA and its affiliates, which applies to the Fund and the Advisers. This cyber risk management program is integrated into TIAA’s overall risk management program and involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Fund relies. TIAA relies on its internal subject matter experts and external experts, as needed, including, but not limited to, cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes applicable to the Advisers, the Fund and other affiliates of TIAA.

TIAA actively monitors the current cyber threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Fund and the Advisers in connection with their day-to-day operations. TIAA’s cybersecurity leadership team are responsible for maintaining and overseeing the overall state of TIAA’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting TIAA and its affiliates, including the Fund, the Advisers and their respective third-party service providers.

TIAA’s cybersecurity team, including its Chief Information Security Officer, is responsible for assessing and managing material risks from cybersecurity threats to the TIAA organization, including the Fund and the Advisers. TIAA’s Chief Information Security Officer and cybersecurity leaders have significant expertise in in this area, including in IT and cybersecurity engineering, and have cybersecurity leadership experience in other major financial institutions.

Management of the Fund is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Fund, including through the receipt of notifications from third party service providers and reliance on communications with cybersecurity, risk management, legal, IT, and/or compliance personnel of TIAA.

Oversight of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Fund is assessed on an ongoing basis, as well as how such risks could materially affect the Fund’s business strategy, operational results, and financial condition. Cybersecurity risk remains heightened to the financial industry, including the Fund, and a failure in or breach of our systems or infrastructure, or those of a material third party or service provider, could cause disruption and adversely impact the Fund’s operations. TIAA and the Advisers continue to invest in the cybersecurity program to protect against emerging threats, including threats against third parties and service providers. The Fund has not experienced any material cybersecurity incident, and the Fund is not aware of any cybersecurity risks that are reasonably likely to materially affect its business.

TIAA’s cybersecurity team periodically reports to the Fund’s management on cybersecurity matters, primarily through presentations. Such reporting will include updates on TIAA’s cybersecurity program as it relates to the Fund, the external cybersecurity threat environment, and TIAA’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on TIAA’s preparedness, prevention, detection, responsiveness and recovery with respect to cybersecurity incidents.

The Board has the primary responsibility for overseeing and reviewing the guidelines and policies with respect to risk assessment and risk management, including cybersecurity. The Board receives periodic updates from the Fund’s management regarding TIAA’s cybersecurity program, information on current threat landscape and risks from cybersecurity threats and cybersecurity incidents impacting the Fund.

ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 375 Park Avenue, 9th Floor, New York, NY 10152, and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Issuances
The offering consists of three classes of shares, Class S shares, Class D shares and Class I shares. The share classes have different ongoing stockholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.
We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.
Market Information
Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.
Holders
As of February 29, 2024, there was 671 holder of record of our Class I shares of beneficial interest, 94 holders of record of our Class S shares of beneficial interest and 87 holders of record of our Class D shares of beneficial interest.
Sales of Unregistered Securities
We did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.
Share Repurchase Program
Beginning with the fiscal quarter ended September 30, 2023, the Fund commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will consider on at least a quarterly basis whether the continued suspension of the Share Repurchase Program is in the best interest of the Fund and shareholders, and will reinstate the Share Repurchase Program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board is not required to authorize the recommencement of our Share Repurchase Program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.
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

Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions. TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the Share Repurchase Plan limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall Share Repurchase Plan limits.
For the year ended December 31, 2023, no Common Shares were repurchased.
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
We primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We target an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support our share repurchase program, we will also invest 5% to 10% of our assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”). While we seek to achieve the targets described above, the composition of the Fund’s investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities. For example, it is possible that the Fund will from time to time maintain a portfolio exclusively comprised of Senior Loan Investments, Junior Capital Investments or other fixed-income instruments, such as during its initial ramp-up phase.
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
Revenues
We generate revenue primarily in the form of interest income on our Senior Loan Investments, our Junior Capital Investments and our Liquid Investments, and capital gains and dividend income from our Equity Co-Investments in our portfolio companies. Our Senior Loan Investments typically bear interest at a floating rate usually determined on the basis of a benchmark, such as the Secured Overnight Financing Rate (“SOFR”). Our Junior Capital Investments generally include cash paying subordinated debt (including fixed-rate subordinated loans, which may have a portion of PIK income, and floating-rate second-lien term loans), subordinated PIK notes (with no current cash payments) and/or equity securities (with no current cash payments). Our Liquid Investments includes a portfolio of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. Original Issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income.
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
(x)costs incurred in connection with investor relations and Board relations;
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
(xxii)proxy voting expenses;
(xxiii)all expenses relating to payments of dividends or interest or distributions in cash or any other form made or caused to be made by the Board to or on account of holders of the securities of the Fund, including in connection with the distribution reinvestment plan or the share repurchase program;

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
Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the year ended December 31, 2023 and for the period February 8, 2022 (inception) through December 31, 2022, is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022 (1)
Investments:
Total investments, beginning of period	$352,998	$—
Purchase of investments	206,879	389,785
Proceeds from principal repayments and sales of investments	(47,485)	(38,221)
Payment-in-kind interest	2,188	1,275
Amortization of premium/accretion of discount, net	820	506
Net realized gain (loss) on investments	768	(347)
Total investments, end of period	$516,168	$352,998

Portfolio companies at beginning of period	64	—
Number of new portfolio companies funded	104	67
Number of portfolio companies sold or repaid	(9)	(3)
Portfolio companies at end of period	159	64
Count of investments	252	102
Count of industries	27	20
_______________
(1)For the period February 8, 2022 (inception) through December 31, 2022

As of December 31, 2023, our portfolio companies had a weighted average reported EBITDA (including all private debt investments and excluding quoted assets) of $62.3 million. Including the quoted assets, our portfolio companies had a weighted average reported EBITDA of $191.7 million. EBITDA amounts are derived from the most recently available portfolio company financial statements and are weighted based on the fair market value of each respective investment as of its most recent valuation.
As of December 31, 2023 and December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$402,858	$399,882	78.10%	$253,940	$251,371	71.92%
Subordinated Debt (1)	103,888	101,930	19.90%	95,481	93,809	26.84%
Equity Investments	9,422	10,224	2.00%	3,577	4,338	1.24%
Total	$516,168	$512,036	100.00%	$352,998	$349,518	100.00%
Largest portfolio company investment	$10,731	$10,986	2.15%	$10,617	$11,093	3.17%
Average portfolio company investment	$3,246	$3,220	0.63%	$5,516	$5,461	1.56%
_______________
(1)As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760 at fair value, and second lien term loans and/or second lien notes of $53,365 and mezzanine debt of $50,523 at amortized cost. As of December 31, 2022, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $30,906 and mezzanine debt of $62,903 at fair value, and second lien term loans and/or second lien notes of $32,189 and mezzanine debt of $63,292 at amortized cost.
The industry composition of our portfolio as a percentage of fair value as of December 31, 2023 and December 31, 2022 was as follows:

Industry	December 31, 2023	December 31, 2022
Aerospace & Defense	2.07%	—%
Automotive	1.10%	1.11%
Banking, Finance, Insurance, Real Estate	1.49%	0.08%
Beverage, Food & Tobacco	10.39%	12.54%
Capital Equipment	4.28%	1.98%
Chemicals, Plastics & Rubber	3.80%	4.28%
Construction & Building	4.78%	4.52%
Consumer Goods: Durable	3.76%	4.48%
Consumer Goods: Non-durable	5.97%	7.56%
Containers, Packaging & Glass	3.49%	4.89%
Energy: Electricity	0.43%	—%
Energy: Oil & Gas	3.08%	6.09%
Environmental Industries	3.04%	2.19%
Healthcare & Pharmaceuticals	10.08%	7.31%
High Tech Industries	4.81%	2.74%
Hotel, Gaming & Leisure	0.44%	—%
Media: Advertising, Printing & Publishing	1.33%	1.98%
Media: Broadcasting & Subscription	0.80%	—%
Metals and Mining	0.10%	—%
Services: Business	16.82%	16.98%
Services: Consumer	5.73%	6.65%
Sovereign & Public Finance	0.77%	1.08%
Telecommunications	2.33%	1.92%
Transportation: Cargo	2.32%	3.12%
Transportation: Consumer	0.78%	—%
Utilities: Electric	0.51%	—%
Wholesale	5.50%	8.50%
Total	100.00%	100.00%

The weighted average yields of our investments as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at cost (1)	11.33%	10.84%
Weighted average yield on debt and income producing investments, at fair value (1)	11.44%	10.97%
Percentage of debt investments bearing a floating rate	84.74%	76.79%
Percentage of debt investments bearing a fixed rate	15.26%	23.21%
_______________
(1)There were no investments on non-accrual status as of December 31, 2023 and December 31, 2022..
As of December 31, 2023, 73.75% and 73.86% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of December 31, 2022, 74.64% and 74.79% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increased from 10.84% to 11.33% from December 31, 2022 to December 31, 2023. The increase in weighted average yields was primarily due to rising benchmark interest rates.
While the macro-economic environment continues to present challenges for borrowers, with interest rates remaining at elevated levels, we believe the current environment for private credit investing remains attractive. Spreads tightened modestly into year-end as the broadly syndicated loan market recovered amidst healthy collateralized loan obligations ("CLO") issuance levels, but remain attractive relative to historical levels.

As markets stabilize and there is more clarity around the direction of interest rates, we are seeing private equity mergers and acquisitions ("M&A") volumes increase, leading to higher levels of demand for middle-market financings. Prepayment activity is also increasing as a result, driven primarily by M&A activity, as opposed to repricing and refinancing. While prepayments serve as an offset to new transaction activity, we believe that lenders who are well positioned with available liquidity as well as incumbent positions in portfolio companies will benefit from increased levels of activity in the market.

Keeping the macro-economic environment in mind, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of a broad-based deterioration in our performance or that of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

Asset Quality
In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio, with the exception of the Liquid Investments managed by the leveraged finance division of our Sub-Adviser. Each Investment Team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company (the “Management Case”). The following is a description of the conditions associated with each investment rating:
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	42,066	8.22	7	13,698	3.92	2
4	347,567	67.88	89	318,565	91.15	60
5	61,745	12.06	10	9,797	2.80	1
6	16,554	3.23	3	7,458	2.13	1
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$467,932	91.39%	109	$349,518	100.00%	64

(1)Liquid Investments managed by the leveraged finance division of our Sub-Adviser are excluded from the investment ratings table. As of December 31, 2023, there were 50 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $44,104 or 8.61% of the portfolio. There were no Liquid Investments managed by the leveraged finance division of our Sub-Advisor held as of December 31, 2022.
As of December 31, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.0, respectively.

Results of Operations
Operating results for the year ended December 31, 2023 and for the period from February 8, 2022 (inception) through December 31, 2022 were as follows (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022(1)
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$45,200	$20,741
Payment-in-kind interest income	2,333	1,275
Dividend income	123	—
Other income	178	504
Total investment income	47,834	22,520

Expenses:
Organizational expenses	—	1,081
Interest and debt financing expenses	10,752	4,083
Interest expense on Note (See Note 5)	—	226
Professional fees	762	708
Management fees (See Note 5)	1,292	—
Income based incentive fees (See Note 5)	3,108	—
Board of Trustees’ fees	508	385
Administration fees	517	299
Other general and administrative expenses	682	260
Distribution and shareholder servicing fees
Class S	5	—
Class D	1	—
Offering costs	659	228
Total expenses	18,286	7,270
Expense support (See Note 5)	(750)	(1,558)
Management fees waived (See Note 5)	(1,292)	—
Incentive fees waived (See Note 5)	(3,108)	—
Net expenses	13,136	5,712
Net investment income before excise taxes	34,698	16,808
Excise taxes	31	2
Net investment income (loss)	$34,667	$16,806
Realized and unrealized gain (loss) on investments:
Net realized gains (losses)	$768	$(347)
Net change in unrealized gains (losses)	(652)	(3,480)
Income tax (provision) benefit	(61)	—
Total net change in unrealized gain (loss)	(713)	(3,480)
Total net realized and change in unrealized gains (losses)	55	(3,827)
Net increase (decrease) in net assets resulting from operations	$34,722	$12,979
_______________
(1)For the period February 8, 2022 (inception) through December 31, 2022
A net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
On March 31, 2022, prior to the Fund’s election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I. The Fund accrued investment income on this portfolio beginning April 1, 2022.
Investment income increased to $47.8 million for the year ended December 31, 2023, from $22.5 million for the comparable period in the prior year, primarily due to increased investment activity and an increase in interest income from higher weighted average interest rates. As of December 31, 2023, the size of our portfolio increased to $516.2 million from $353.0 million, as of December 31, 2022, at cost. As of December 31, 2023, the weighted average yield of our debt and income producing investments increased to 11.33% from 10.84% as of December 31, 2022, at cost, primarily due to increases in base interest rates. We expect our portfolio will continue to grow as we raise and deploy capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as SOFR and alternate rates, may affect our investment income over the long term.
Expenses
Total expenses before expense support increased to $18.3 million for the year ended December 31, 2023, from $7.3 million for the period February 8, 2022 (inception) through December 31, 2022. Our Adviser has agreed to waive the management fee and the incentive fees until June 1, 2024, the expiry of twelve months from the Escrow Break Date.
Interest and debt financing expenses increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher average daily borrowings and higher average interest rates. The average daily borrowings for the year ended December 31, 2023 was $136.9 million, compared to $116.2 million for the year ended for the period from February 8, 2022 (inception) through December 31, 2022. The average interest rate for the year ended December 31, 2023 was 7.73% compared to 4.90% for the period February 8, 2022 (inception) through December 31, 2022. We anticipate certain operational expenses to decrease in relation to our income as we continue to ramp up our portfolio.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
We had a net realized gain on investments of $768 thousand for the year ended December 31, 2023 primarily related to realizations and repayments of multiple portfolio companies compared to a net realized loss of $(347) thousand for the period February 8, 2022 (inception) through December 31, 2022.
We recorded a net change in unrealized gains of $(0.7) million for the year ended December 31, 2023, compared to a net unrealized loss of $(3.5) million for the period February 8, 2022 (inception) through December 31, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The increase in unrealized gains for the year ended ended December 31, 2023 compared to the comparable period in 2022 resulted primarily due to the tightening of market spreads.
The unrealized loss for the period February 8, 2022 (inception) through December 31, 2022 was primarily related to the economic uncertainty relating to both macroeconomic and geopolitical factors in the financial markets that, in turn, negatively impacted the valuation of our portfolio investments primarily through a combination of the overall market widening of credit spreads and the modest softening of our portfolio companies' credit metrics.
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

Cash and cash equivalents as of December 31, 2023, taken together with our available debt, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of December 31, 2023, we had $51.9 million available borrowings under our Bank of America Credit Facility.
For the for the year ended December 31, 2023, our cash and cash equivalents balance decreased by $57.1 million. During that period, $127.9 million was used in operating activities, primarily due to investment purchases of $206.9 million, offset by $47.5 million in repayments and sales of investments in portfolio companies. During the same period, $70.8 million was used in financing activities, consisting primarily of proceeds from secured borrowings of $135.3 million, and repayments of secured borrowings of $124.5 million.
For the for the period ended December 31, 2022, our cash and cash equivalents balance was $65.8 million. During that period, $43.2 million was used in operating activities, primarily due to investment purchases of $93.6 million, offset by $38.2 million in repayments and sales of investments in portfolio companies. During the same period, $108.9 million was used in financing activities, consisting primarily of proceeds from secured borrowings of $162.5 millions, and repayments of secured borrowings of $7.5 millions.
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
Equity
The Fund is authorized to issue an unlimited number of Common Shares. On March 30, 2022, we issued an initial 40 Class I shares to TIAA in connection with our formation. On March 31, 2022, TIAA contributed certain portfolio investments in the amount of $296.2 million (fair value as of March 31, 2022) and we entered into a promissory note with TIAA (the “Note”) as the lender. In connection therewith, we issued to TIAA 10,540,000 shares of our Class I shares of beneficial interest at $25.00 per share. We fully repaid the balance of the Note to TIAA on June 3, 2022.
As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisifed the minimum offering requirement and the Board authorized the release of proceeds from escrow.

The following table presents transactions in Common Shares during the year ended December 31, 2023 (dollars in thousands except share amounts):

	December 31, 2023
	Shares	Amount
CLASS S
Subscriptions	149,441	$3,671
Share transfers between classes	—	—
Distributions reinvested	397	10
Shares repurchases	—	—
Net increase (decrease)	149,838	$3,681
CLASS D
Subscriptions	106,881	$2,629
Share transfers between classes	—	—
Distributions reinvested	385	9
Shares repurchases	—	—
Net increase (decrease)	107,266	$2,638
CLASS I
Subscriptions	3,517,694	$86,550
Share transfers between classes	—	—
Distributions reinvested	33,652	828
Shares repurchases	—	—
Net increase (decrease)	3,551,346	$87,378
The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for Class S, Class D, and Class I common shares for the year ended December 31, 2023:

	NAV Per Share
For the Month Ended	Class S (1)	Class D (1)	Class I
January 31, 2023	$—	$—	$24.70
February 28, 2023	$—	$—	$24.70
March 31, 2023	$—	$—	$24.65
April 30, 2023	$—	$—	$24.68
May 31, 2023	$—	$—	$24.66
June 30. 2023	$—	$—	$24.63
July 31, 2023	$—	$—	$24.60
August 31, 2023	$—	$—	$24.56
September 30, 2023	$—	$—	$24.61
October 31, 2023	$24.58	$24.59	$24.60
November 30, 2023	$24.59	$24.60	$24.60
December 31, 2023	$24.69	$24.73	$24.73
Distributions
The following table summarizes the Fund’s distributions declared from inception through December 31, 2023 (dollars in thousands, except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.233	$9
November 27, 2023	November 30, 2023	December 28, 2023	$0.233	$17
December 28, 2023	December 31, 2023	January 29, 2024	$0.233	$35

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.245	$2
November 27, 2023	November 30, 2023	December 28, 2023	$0.245	$11
December 28, 2023	December 31, 2023	January 29, 2024	$0.245	$26

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240		$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270	(3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270	(3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250		$3,070
October 27, 2023	October 31, 2023	November 28, 2023	$0.250		$3,244
November 27, 2023	November 30, 2023	December 28, 2023	$0.250		$3,435
December 28, 2023	December 31, 2023	January 29, 2024	$0.250		$3,523
_______________
(1)Represents monthly dividend of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly dividend of $0.15 per share for each of July 2022, August 2022 and September 2022.
(2)Comprised of $0.19 regular dividend and $0.105 supplemental dividend attributable to accrued net investment income.
(3)Comprised of $0.25 regular dividend and $0.020 special dividend attributable to accrued net investment income.
Distribution Reinvestment Plan
The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash, except for shareholders in certain states. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program
Beginning with the fiscal quarter ended September 30, 2023, the Fund commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will consider on at least a quarterly basis whether the continued suspension of the Share Repurchase Program is in the best interest of the Fund and shareholders, and will reinstate the Share Repurchase Program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board is not required to authorize the recommencement of our Share Repurchase Program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued.
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
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions. TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the Share Repurchase Plan limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall Share Repurchase Plan limits.
For the for the year ended December 31, 2023, no Common Shares were repurchased.
Income Taxes
The Fund has elected to be regulated as a BDC under the 1940 Act. The Fund also intends to qualify annually to be treated as a RIC under the Code. So long as the Fund maintains its RIC tax treatment, it generally will not be subject to U.S federal income tax on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the financial statements of the Fund.
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
Bank of America Credit Facility
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 314.08% and 267.94% as of December 31, 2023 and December 31, 2022, respectively.
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
On October 4, 2022, SPV I entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment, among other things: (i) increased the maximum amount available under the Bank of America Credit Facility from $200 million to $250 million; and (ii) increased the rate to be paid from Daily SOFR (as defined below) plus 2.00% to Daily SOFR plus 2.15% with a “step up” on the one year anniversary of the Closing Date (as defined in the Amendment) increasing from Daily SOFR plus 2.15% to Daily SOFR plus 2.40%, as reflected in the Amendment.
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of December 31, 2023, the Bank of America Credit Facility bears interest at a rate of Daily SOFR, reset daily plus 2.40% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 19, 2027, the fifth anniversary of the effective date of April 19, 2022, or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
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
The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2023 and as of December 31, 2022, approximates their carrying values. The following table presents outstanding borrowing as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	165,750	165,750
Unused Portion (2)	84,250	84,250
Amount Available (3)	51,883	51,883
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
For the year ended December 31, 2023 and for the period February 8, 2022 (inception) through December 31, 2022, the components of interest expense and debt financing expenses were as follows:

	For the Years Ended December 31,
	2023	2022(1)
Borrowing interest expense	$10,144	$3,697
Unused fees	434	312
Amortization of deferred financing costs (2)	174	74
Total interest and debt financing expenses	$10,752	$4,083
Average interest rate (3)	7.73%	4.90%
Average daily borrowings	$136,894	$116,212
_______________
(1) Period from February 8, 2022 (inception) through December 31, 2022
(2) For the year ended December 31, 2023 and the period from February 8, 2022 (inception) through December 31, 2022, $2 and $462, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(3) Average interest rate includes borrowing interest expense and unused fees.
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Advisory Agreement;
•the Sub-Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement.
In addition to the aforementioned agreements, the SEC has granted an exemptive order (the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Adviser and/or their affiliates. Co-investment under the Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Board determines that it would be in the Fund’s best interest to participate in the transaction. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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
The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter and no Reimbursement Payment will be made for any month if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of beneficial interest declared by our Board exclusive of returns of capital, distribution rate reductions due to any fees (including to a transfer agent) payable in connection with distributions, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by our net assets. “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter within three years of the date of the applicable Expense Payment.
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

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$983	—%	March 31, 2025	0.08%
June 30, 2022	677	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	115	12.13%	December 21, 2026	0.13%
Total	$2,968	$—	$2,968
__________
(1)The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding), divided by the Fund’s gross offering price per share as of each quarter ended.
(2)The operating expense ratio is calculated by dividing the quarterly operating expenses, less organizational and offering expenses, base management fee and incentive fees owed to the Adviser, and interest expense, by the Fund’s net assets as of each quarter end.

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2023 and December 31, 2022. We may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K..
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
For more information on the fair value hierarchy, our framework for determining fair value and the composition of our portfolio see Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
Recent Developments
Distributions
On January 26, 2024, we declared regular distributions for each class of our common shares of beneficial interest in the amounts per share set forth below. The distributions for each class of common shares are payable on February 28, 2024 to shareholders of record as of January 31, 2024.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.250	$—	$0.250
Class S Common Shares	$0.250	$0.017	$0.233
Class D Common Shares	$0.250	$0.005	$0.245
On February 28, 2024, the Fund declared regular distributions for each class of its common shares of beneficial interest in the amounts per share set forth below. The distributions for each class of common shares are payable on March 28, 2024 to shareholders of record as of February 29, 2024.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.250	$—	$0.250
Class S Common Shares	$0.250	$0.017	$0.233
Class D Common Shares	$0.250	$0.005	$0.245
Through the date of issuance of the consolidated financial statements, we accepted approximately $384.2 million net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares.
Chief Compliance Officer Appointment
On February 20, 2024, John D. McCally submitted his resignation as our Chief Compliance Officer to our Board, effective as of March 1, 2024. Mr. McCally will continue to serve as our Vice President and Secretary. In connection with the foregoing, on February 20, 2024, our Board appointed Charmagne Kukulka as our Chief Compliance Officer, effective as of March 1, 2024.
Charmagne Kukulka, 34, has been a Principal and Deputy Chief Compliance Officer at Churchill since May 2023. Ms. Kukulka is responsible to managing Churchill’s compliance program and provides compliance support in connection with regulatory matters affecting the business. Prior to joining Churchill, Ms. Kukulka was the Chief Compliance Officer at 13D Management LLC, specializing in investment adviser and investment company act rules and regulations from January 2022 to May 2023. She began her compliance career at Blackstone Inc., where she held various roles within the legal and compliance teams administering the compliance program for Blackstone’s registered funds platform from August 2013 to January 2022. Ms. Kukulka received her B.A. in Business and Corporate Communications from Arizona State University’s W.P. Carey School of Business.
There are no family relationships between Ms. Kukulka and any of our directors or executive officers, and she is not a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation S-K.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to, among other things, the rising interest rates, inflationary pressures, the ongoing conflict between Russia and Ukraine, the ongoing war in the Middle East, and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below
Valuation Risk
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
Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing it to the 5.25% to 5.50% range. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. Conversely, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of December 31, 2023, on a fair value basis, approximately 15.26% of our debt investments bear interest at a fixed rate and approximately 84.74% of our debt investments bear interest at a floating rate. As of December 31, 2023, 87.16% of our floating rate debt investments are subject to interest rate floors. Additionally, the Bank of America Credit Facility is subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2023. Interest expense is calculated based on the terms of the Bank of America Credit Facility, using the outstanding balance as of December 31, 2023. Interest expense on the Bank of America Credit Facility is calculated using the interest rate as of December 31, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2023.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
- 300 Basis Points	$(12,965)	$(4,973)	$(7,992)
- 200 Basis Points	(8,644)	(3,315)	(5,329)
- 100 Basis Points	(4,322)	(1,658)	(2,664)
+100 Basis Points	4,322	1,658	2,664
+200 Basis Points	8,644	3,315	5,329
+300 Basis Points	12,965	4,973	7,992

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements attached to this Annual Report.

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	84
Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	85
Consolidated Statements of Operations for the Year ended December 31, 2023 and for the period from February 8, 2022 (inception) through December 31, 2022	86
Consolidated Statements of Changes in Net Assets for the Year ended December 31, 2023 and for the period from February 8, 2022 (inception) through December 31, 2022	87
Consolidated Statements of Cash Flows for the Year ended December 31, 2023 and for the period from February 8, 2022 (inception) through December 31, 2022	88
Consolidated Schedules of Investments as of December 31, 2023 and 2022	89
Notes to Consolidated Financial Statements	97

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Nuveen Churchill Private Capital Income Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Nuveen Churchill Private Capital Income Fund and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2023 and for the period from February 8, 2022 (inception) through December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2023 and for the period from February 8, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 29, 2024

We have served as the Company’s auditor since 2022.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $516,168 and $352,998, respectively)	$512,036	$349,518
Cash and cash equivalents	8,679	65,785
Due from affiliate expense support (See Note 5)	2,968	2,215
Interest receivable	5,758	4,282
Receivable for investments sold	161	196
Prepaid expenses	41	29
Total assets	$529,643	$422,025

Liabilities (See Note 6)
Secured borrowings (net of $749 and $647 deferred financing costs)	$165,001	$154,353
Distributions payable	3,584	3,109
Payable for investments purchased	338	—
Interest payable	630	533
Due to affiliate expense support (See Note 5)	2,968	2,215
Board of Trustees' fees payable	128	128
Accounts payable and accrued expenses	2,163	1,386
Total liabilities	174,812	$161,724

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Class S Common shares of beneficial interest, $0.01 par value, unlimited shares authorized, 149,838 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$1	$—
Class D Common shares of beneficial interest, $0.01 par value, unlimited shares authorized, 107,266 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1	—
Class I Common shares of beneficial interest, $0.01 par value, unlimited shares authorized, 14,091,386 and 10,540,040 shares issued and outstanding as of December 31,2023 and December 31, 2022, respectively	141	105
Paid-in-capital in excess of par value	357,241	263,396
Total distributable earnings (loss)	(2,553)	(3,200)
Total net assets	$354,831	$260,301

Total liabilities and net assets	$529,643	$422,025

Net asset value per Class S share	$24.69	$—
Net asset value per Class D share	$24.73	$—
Net asset value per Class I share	$24.73	$24.70
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022 (1)
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$45,200	20,741
Payment-in-kind interest income	2,333	1,275
Dividend income	123	—
Other income	178	504
Total investment income	47,834	22,520

Expenses:
Organizational expenses	—	1,081
Interest and debt financing expenses	10,752	4,083
Interest expense on Note (See Note 5)	—	226
Professional fees	762	708
Management fees (See Note 5)	1,292	—
Income based incentive fees (See Note 5)	3,108	—
Board of Trustees’ fees	508	385
Administration fees	517	299
Other general and administrative expenses	682	260
Distribution and shareholder servicing fees
Class S	5	—
Class D	1	—
Offering costs	659	228
Total expenses	18,286	7,270
Expense support (See Note 5)	(750)	(1,558)
Management fees waived (See Note 5)	(1,292)	—
Incentive fees waived (See Note 5)	(3,108)	—
Net expenses	13,136	5,712
Net investment income before excise taxes	34,698	16,808
Excise taxes	31	2
Net investment income (loss)	34,667	16,806

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	768	(347)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(652)	(3,480)
Income tax (provision) benefit	(61)	—
Total net change in unrealized gain (loss)	(713)	(3,480)
Total net realized and unrealized gain (loss) on investments	55	(3,827)

Net increase (decrease) in net assets resulting from operations	$34,722	$12,979

Per share data:
Net investment income (loss) per share - Class S common share	$0.73	$—
Net investment income (loss) per share - Class D common share	$0.76	$—
Net investment income (loss) per share - Class I common share	$2.97	$1.60
Net increase (decrease) in net assets resulting from operations per share - Class S Common Share	$0.90	$—
Net increase (decrease) in net assets resulting from operations per share - Class D Common Share	$0.98	$—
Net increase (decrease) in net assets resulting from operations per share - Class I Common Share	$2.98	$1.24
Weighted average common shares outstanding - Class S common share	88,660	—
Weighted average common shares outstanding - Class D common share	53,295	—
Weighted average common shares outstanding - Class I common share	11,644,451	10,501,989
_______________
(1) Period from February 8, 2022 (inception) through December 31, 2022

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$34,667	$16,806
Net realized gain (loss) on investments	768	(347)
Total net change in unrealized gain (loss)	(713)	(3,480)
Net increase (decrease) in net assets resulting from operations	34,722	12,979
Shareholder Distributions:
Class S	(61)	—
Class D	(39)	—
Class I	(33,789)	(16,179)
Net increase (decrease) in net assets resulting from shareholder distributions	(33,889)	(16,179)
Capital share transactions:
Class S:
Issuance of common shares, net	3,671	—
Reinvestment of shareholder distributions	10	—
Net increase (decrease) in net assets resulting from capital share transactions - Class S	3,681	—
Class D:
Issuance of common shares, net	2,629	—
Reinvestment of shareholder distributions	9	—
Net increase (decrease) in net assets resulting from capital share transactions - Class D	2,638	—
Class I:
Issuance of common shares, net	86,550	263,501
Reinvestment of shareholder distributions	828	—
Net increase (decrease) in net assets resulting from capital share transactions - Class I	87,378	263,501
Total increase (decrease) in net assets	94,530	260,301
Net assets, at beginning of period	260,301	—
Net assets, at end of period	$354,831	$260,301
____________________
(1)Period from February 8, 2022 (inception) through December 31, 2022
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$34,722	$12,979

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(206,879)	(93,554)
Proceeds from principal repayments and sales of investments	47,485	38,221
Payment-in-kind interest	(2,333)	(1,275)
Amortization of premium/accretion of discount, net	(820)	(506)
Net realized (gain) loss on investments	(768)	347
Net change in unrealized (appreciation) depreciation on investments	652	3,480
Amortization of deferred financing costs	174	14
Changes in operating assets and liabilities:
Due from affiliate expense support	(753)	(2,215)
Receivable for investments sold	35	(196)
Interest receivable	(1,330)	(4,282)
Prepaid expenses	(12)	(29)
Payable for investments purchased	338	—
Interest payable	97	533
Due to affiliate expense support	753	2,215
Board of Trustees' fees payable	—	128
Accounts payable and accrued expenses	777	985
Net cash provided by (used in) operating activities	(127,862)	(43,155)

Cash flows from financing activities:
Proceeds from issuance of common shares	92,850	1
Proceeds from secured borrowings	135,250	162,500
Repayments of secured borrowings	(124,500)	(7,500)
Repayments of Note	—	(32,731)
Distributions paid	(32,568)	(13,070)
Payments of deferred financing costs	(276)	(260)
Net cash provided by (used in) financing activities	70,756	108,940

Net increase (decrease) in cash and cash equivalents	(57,106)	65,785
Cash and cash equivalents, beginning of period	65,785	—
Cash and cash equivalents, end of period	$8,679	$65,785

Supplemental information and non-cash activities:
Purchases of investments	$—	$(296,231)
Cash paid during the period for interest	$10,482	$3,702
Financing costs paid through expense support	$2	$462
Amortization of deferred financing costs paid through expense support	$—	$60
Cash paid during the period for excise taxes	$2	$—
Issuance of Class I common shares, net	$—	$263,500
Reinvestment of Shareholder Distributions	$847	$—
____________________
(1)Period from February 8, 2022 (inception) through December 31, 2022
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value		% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
Precision Aviation Group	(4) (6)	First Lien Term Loan	S + 5.75%	11.12%	12/21/2029	$7,520	$7,370	$7,370		2.08%
Precision Aviation Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.75%	11.12%	12/21/2029	2,480	(25)	(49)		(0.01)%
Turbine Engine Specialist, Inc	(4)	Subordinated Debt	S + 9.50%	14.96%	3/1/2029	1,973	1,925	1,937		0.54%
Total Aerospace & Defense							9,270	9,258		2.61%

Automotive
Adient US LLC	(6) (12)(13)	First Lien Term Loan	S + 3.25%	8.72%	4/13/2028	875	878	879		0.25%
Belron Finance US LLC	(6) (12)(13)	First Lien Term Loan	S + 2.43%	8.07%	4/13/2028	871	874	874		0.24%
Randys Holdings, Inc	(4) (6) (7)	First Lien Term Loan	S + 6.50%	11.88%	11/1/2028	3,957	3,888	3,907		1.10%
Randys Holdings, Inc (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.50%	11.88%	11/1/2028	1,332	—	(17)		—%
Total Automotive							5,640	5,643		1.59%

Banking, Finance, Insurance, Real Estate
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(4) (6) (7)	First Lien Term Loan	S + 5.75%	11.25%	10/14/2028	5,972	5,924	5,836		1.65%
Ryan Specialty Group LLC	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.46%	9/1/2027	1,245	1,248	1,247		0.35%
SS&C Technology Holdings Inc	(6) (12)(13)	First Lien Term Loan	S + 2.25%	7.71%	3/22/2029	297	298	298		0.08%
SS&C Technology Holdings Inc	(6) (12)(13)	First Lien Term Loan	S + 2.25%	7.71%	3/22/2029	177	177	177		0.05%
Total Banking, Finance, Insurance, Real Estate							7,647	7,558		2.13%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(4) (6) (10)(13)	First Lien Term Loan	S + 6.25%	11.60%	9/25/2029	4,236	4,156	4,152		1.17%
Cold Spring Brewing Company	(4) (6)	First Lien Term Loan	S + 4.75%	10.11%	12/19/2025	6,188	6,188	6,188		1.75%
Fortune International, LLC	(4) (6)	First Lien Term Loan	S + 4.75%	10.20%	1/17/2026	6,878	6,839	6,812		1.92%
Fresh Edge	(4) (6)	Subordinated Debt	S+ 4.50% (Cash) 5.13% (PIK)	15.20%	4/3/2029	2,954	2,888	2,886		0.81%
Harvest Hill Beverage Company	(4)	Subordinated Debt	S + 9.00%	14.46%	2/28/2029	2,800	2,723	2,749		0.77%
Nonni's Foods, LLC	(4) (6)	First Lien Term Loan	S + 5.50%	11.10%	3/1/2025	6,890	6,887	6,849		1.93%
Palmetto Acquisitionco, Inc.	(4) (6)	First Lien Term Loan	S + 5.75%	11.10%	9/18/2029	3,348	3,292	3,291		0.93%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.10%	9/18/2029	1,217	294	277		0.08%
Sugar Foods	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.34%	10/2/2030	4,221	4,128	4,130		1.16%
Sugar Foods (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.00%	11.34%	10/2/2030	1,173	(13)	(25)		(0.01)%
Summit Hill Foods	(4) (6)	First Lien Term Loan	S + 6.00%	11.39%	11/29/2029	2,893	2,850	2,850		0.80%
Sunny Sky Products	(4) (6)	First Lien Term Loan	S + 5.25%	10.60%	12/23/2028	1,857	1,839	1,839		0.52%
Sunny Sky Products (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.25%	10.60%	12/23/2028	464	—	(4)		—%
SW Ingredients Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2026	10,179	10,179	9,898		2.79%
Total Beverage, Food & Tobacco							52,250	51,892		14.62%

Capital Equipment
Clarios Global LP (f/k/a Johnson Controls Inc)	(6) (10)(12)(13)	First Lien Term Loan	S + 3.75%	9.11%	5/6/2030	998	998	1,001		0.28%
EFC Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,436	2,372	2,413		0.68%
GenServe LLC	(4) (6) (7)	First Lien Term Loan	S + 5.75%	11.21%	6/30/2024	6,878	6,865	6,843		1.93%
Hayward Industries, Inc.	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.22%	5/30/2028	747	741	748		0.21%
Motion & Control Enterprises	(4) (6)	First Lien Term Loan	S + 5.50%	11.03%	6/1/2028	1,600	1,581	1,581		0.45%
Motion & Control Enterprises (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.50%	11.03%	6/1/2028	4,400	2,691	2,643		0.74%
Ovation Holdings, Inc.	(4) (6)	First Lien Term Loan	S + 6.25%	11.78%	2/3/2029	2,973	2,914	2,941		0.83%
Ovation Holdings, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.78%	2/3/2029	703	568	568		0.16%
RTH Buyer LLC (dba Rhino Tool House)	(4) (6)	First Lien Term Loan	S + 6.25%	11.97%	4/4/2029	2,673	2,623	2,651		0.75%
RTH Buyer LLC (dba Rhino Tool House) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.97%	4/4/2029	626	317	315		0.09%
Total Capital Equipment							21,670	21,704		6.12%

Chemicals, Plastics, & Rubber
Chroma Color Corporation (dba Chroma Color)	(4) (6)	First Lien Term Loan	S + 6.00%	11.41%	4/21/2029	1,744	1,712	1,712		0.49%
Chroma Color Corporation (dba Chroma Color) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.41%	4/21/2029	381	(3)	(7)		—%
INEOS US Finance LLC	(6) (12)(13)	First Lien Term Loan	S + 3.75%	9.21%	11/8/2027	497	497	500		0.14%
INEOS US Petrochem LLC	(6) (12)(13)	First Lien Term Loan	S + 4.25%	9.71%	4/3/2029	874	874	869		0.24%
Kraton Polymers LLC	(6) (12)(13)	First Lien Term Loan	S + 3.25%	8.90%	3/15/2029	497	491	488		0.14%
Nouryon Finance B.V.	(6) (12)(13)	First Lien Term Loan	S + 4.00%	9.35%	4/3/2028	747	744	751		0.21%
Spartech	(4) (6) (7)	First Lien Term Loan	S + 4.75%	10.16%	5/6/2028	3,930	3,930	3,166		0.89%
SupplyOne, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	2/1/2025	10,227	10,227	10,227		2.88%
Tronox Finance LLC	(6) (12)(13)	First Lien Term Loan	S + 3.50%	8.85%	8/16/2028	1,000	996	1,001		0.28%
Total Chemicals, Plastics, & Rubber							19,468	18,707		5.27%

Construction & Building
Gannett Fleming	(4) (6)	First Lien Term Loan	S + 6.60%	11.95%	12/20/2028	1,980	1,946	1,982		0.55%
Hyphen Solutions, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.98%	10/27/2026	6,877	6,839	6,752		1.90%
MEI Rigging & Crating	(4) (6)	First Lien Term Loan	S + 6.50%	11.86%	6/30/2029	3,158	3,097	3,130		0.88%
MEI Rigging & Crating (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.86%	6/30/2029	501	(2)	(4)		—%
Quikrete Holdings, Inc.	(6) (12)	First Lien Term Loan	S + 2.75%	8.22%	3/19/2029	996	998	1,000		0.28%
SPI LLC	(4) (6) (7)	First Lien Term Loan	S + 5.00%	10.46%	12/21/2027	6,878	6,800	6,878		1.94%
Summit Materials, LLC	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.57%	12/14/2027	996	1,002	999		0.28%
Vertex Service Partners	(4) (6)	First Lien Term Loan	S + 5.50%	10.90%	11/8/2030	1,230	1,212	1,212		0.34%
Vertex Service Partners (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.50%	10.90%	11/8/2030	2,369	586	558		0.16%
WSB Engineering Holdings Inc.	(4) (6)	First Lien Term Loan	S + 6.00%	11.39%	8/31/2029	1,639	1,616	1,616		0.46%
WSB Engineering Holdings Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.39%	8/31/2029	1,096	(8)	(16)		—%
Total Construction & Building							24,086	24,107		6.79%

Consumer Goods: Durable
Copeland (Emerson Climate Technologies)	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.36%	5/31/2030	1,247	1,250	1,253		0.35%
Freedom U.S. Acquisition Corporation	(4) (6)	First Lien Term Loan	S + 5.75%	11.25%	9/30/2024	6,980	6,980	6,935		1.96%
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7)	First Lien Term Loan	S + 6.00%	10.44% (Cash) 1.00% (PIK)	10/31/2026	6,630	6,586	6,294		1.77%
SRAM LLC	(6) (12)	First Lien Term Loan	S + 2.75%	6.00%	5/18/2028	750	751	750		0.21%
Topgolf Callaway Brands Corp	(6) (12)(13)	First Lien Term Loan	S + 3.50%	8.96%	3/15/2030	497	499	498		0.14%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S + 5.75%	11.22%	9/7/2028	1,531	1,503	1,518		0.43%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S + 5.50%	10.98%	9/7/2028	2,024	2,008	1,989		0.56%
Total Consumer Goods: Durable							19,577	19,237		5.42%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.52%	1/17/2026	6,875	6,859	6,625		1.87%
Elevation Labs	(4) (6)	First Lien Term Loan	S + 5.75%	11.23%	6/30/2028	1,302	1,292	1,215		0.34%
Elevation Labs (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.23%	6/30/2028	599	(2)	(40)		(0.01)%
Image International Intermediate Holdco II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S + 5.50%	11.03%	7/10/2024	6,992	6,967	6,882		1.94%
Perrigo Company plc	(6) (12)(13)	First Lien Term Loan	S + 2.25%	7.71%	4/20/2029	999	998	999		0.28%
Protective Industrial Products (“PIP”)	(4) (6) (7)	First Lien Term Loan	S + 5.00%	10.47%	12/29/2027	1,343	1,294	1,356		0.38%
Revision Buyer LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,176	10,013	10,176		2.87%
Ultima Health Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,326	1,304	1,303		0.37%
US Foods, Inc	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.97%	11/22/2028	1,250	1,254	1,257		0.35%
Total Consumer Goods: Non-Durable							29,979	29,773		8.39%

Containers, Packaging & Glass
New ILC Dover, Inc.	(4) (6) (7)	First Lien Term Loan	S + 5.25%	10.70%	1/31/2026	6,875	6,868	6,875		1.95%
Oliver Packaging	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	1,326	1,305	1,255		0.35%
Online Labels Group	(4) (6)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	979	969	969		0.27%
Online Labels Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	119	—	(1)		—%
Online Labels Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	119	—	(1)		—%
PG Buyer, LLC	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,215	8,215	8,215		2.32%
Total Containers, Packaging & Glass							17,357	17,312		4.89%

Energy: Electricity
Covanta Holding Corp	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.86%	11/30/2028	53	53	53		0.01%
Covanta Holding Corp	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.86%	11/30/2028	694	692	695		0.20%
National Power	(4) (6)	First Lien Term Loan	S + 6.00%	11.36%	10/20/2029	1,485	1,463	1,464		0.41%
National Power (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.36%	10/20/2029	799	(2)	(11)		—%
Total Energy: Electricity							2,206	2,201		0.62%

Energy: Oil & Gas
Dresser Utility Solutions, LLC	(4) (6)	First Lien Term Loan	S + 5.25%	10.71%	9/30/2025	3,438	3,438	3,438		0.97%
Dresser Utility Solutions, LLC (Incremental)	(4) (6)	First Lien Term Loan	S + 4.00%	9.46%	10/1/2025	3,437	3,408	3,402		0.96%
Marco APE Opco Holdings, LLC	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	9,888	9,467	8,927		2.51%
Total Energy: Oil & Gas							16,313	15,767		4.44%

Environmental Industries
GFL Environmental	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.91%	5/31/2027	1,247	1,251	1,253		0.35%
Impact Environmental Group	(4) (6)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	2,076	2,037	2,059		0.58%
Impact Environmental Group (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	970	849	845		0.24%
Impact Environmental Group (Incremental)	(4) (6)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	425	418	422		0.12%
Impact Environmental Group (Delayed Draw) (Incremental)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	1,716	(8)	(14)		—%
North Haven Stack Buyer, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.50%	11.03%	7/16/2027	6,877	6,853	6,871		1.93%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(4) (6)	First Lien Term Loan	S + 5.25%	10.73%	8/31/2028	816	810	800		0.23%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(4) (6)	First Lien Term Loan	S + 6.25%	11.65%	7/1/2029	3,420	3,370	3,371		0.95%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.65%	7/1/2029	2,571	(6)	(37)		(0.01)%
Total Environmental Industries							15,574	15,570		4.39%

Healthcare & Pharmaceuticals
Grifols Worldwide Operations LTD	(6) (10)(12)(13)	First Lien Term Loan	S + 2.00%	7.54%	11/15/2027	499	495	499		0.14%
Health Management Associates	(4) (6)	First Lien Term Loan	S + 6.50%	11.73%	3/31/2029	3,364	3,302	3,334		0.94%
Health Management Associates (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.73%	3/31/2029	607	180	186		0.05%
Heartland Veterinary Partners LLC (Incremental)	(4)	Subordinated Debt	S + 7.50%	12.96%	12/10/2027	1,000	985	987		0.28%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(4)	Subordinated Debt	S + 7.50%	12.96%	12/10/2027	5,000	5,000	4,936		1.39%
Jazz Pharmaceuticals plc	(6) (10)(12)(13)	First Lien Term Loan	S + 3.50%	8.97%	5/5/2028	1,244	1,246	1,251		0.35%
New You Bariatric Group, LLC	(4) (6)	First Lien Term Loan	S + 5.25%	10.75%	8/26/2024	6,874	6,874	6,491		1.83%
Organon & Co	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.47%	6/2/2028	1,250	1,255	1,255		0.35%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(4) (6)	First Lien Term Loan	S + 5.75%	11.21%	10/7/2029	2,242	2,199	2,215		0.62%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.21%	10/7/2029	733	467	459		0.13%
Select Medical Corporation	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.36%	3/6/2027	1,245	1,248	1,248		0.35%
Thorne HealthTech	(4) (6)	First Lien Term Loan	S + 5.75%	11.10%	10/16/2030	2,788	2,761	2,763		0.78%
TIDI Products	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.86%	12/19/2029	4,566	4,521	4,520		1.27%
TIDI Products (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.50%	10.86%	12/19/2029	1,201	—	(12)		—%
US Radiology Specialists, Inc.	(4) (6) (7)	First Lien Term Loan	S + 5.25%	10.75%	12/15/2027	1,863	1,793	1,851		0.52%
W2O Holdings, Inc.(Delayed Draw)	(4) (6)	First Lien Term Loan	S + 5.25%	10.82%	6/12/2026	6,877	6,877	6,877		1.94%
Wellspring Pharmaceutical	(4) (6)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	4,054	3,988	3,958		1.12%
Wellspring Pharmaceutical (Delayed Draw)	(4)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	1,885	1,873	1,841		0.52%
Young Innovations	(4) (6) (7)	First Lien Term Loan	S + 5.75%	11.09%	12/1/2029	6,867	6,799	6,801		1.92%
Young Innovations (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.75%	11.09%	12/1/2029	1,431	—	(14)		—%
Total Healthcare & Pharmaceuticals							51,863	51,446	0	14.50%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(4) (6)	First Lien Term Loan	S + 6.00%	11.35%	6/13/2029	2,216	2,174	2,196		0.62%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.35%	6/13/2029	891	(4)	(8)		—%
Evergreen Services Group II	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.35%	10/4/2030	3,323	3,274	3,276		0.92%
Evergreen Services Group II (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.00%	11.35%	10/4/2030	2,677	1,747	1,716		0.48%
GTCR W Merger Sub LLC (Worldpay)	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.33%	1/31/2031	340	338	342		0.10%
II-VI Inc.	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.22%	7/2/2029	726	728	730		0.21%
Infinite Electronics (Incremental)	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.88%	3/2/2028	1,967	1,917	1,901		0.54%
Infobase Acquisition, Inc.	(4) (6)	First Lien Term Loan	S + 5.50%	10.93%	6/14/2028	731	725	725		0.20%
Infobase Acquisition, Inc. (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.50%	10.93%	6/14/2028	122	—	(1)		—%
Informatica LLC	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.22%	10/27/2028	1,245	1,250	1,249		0.35%
Instructure Holdings Inc	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.68%	10/30/2028	996	999	1,002		0.28%
ITSavvy LLC	(4) (6)	First Lien Term Loan	S + 5.25%	10.89%	8/8/2028	1,775	1,761	1,775		0.50%
ITSavvy LLC (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.25%	10.89%	8/8/2028	239	201	203		0.06%
MKS Instruments Inc.	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.84%	8/17/2029	996	998	1,000		0.28%
Red Ventures LLC	(6) (12)	First Lien Term Loan	S + 3.00%	8.36%	3/3/2030	872	870	871		0.25%
Specialist Resources Global Inc. (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 4.50%	10.46%	9/23/2027	6,876	6,876	6,876		1.94%
UPC Finance Partnership	(6) (10)(12)(13)	First Lien Term Loan	S + 3.00%	8.48%	1/31/2029	500	489	499		0.14%
Total High Tech Industries							24,343	24,352		6.87%

Hotel, Gaming & Leisure
Cinemark USA Inc.	(6) (12)(13)	First Lien Term Loan	S + 3.75%	9.14%	5/24/2030	996	997	998		0.28%
Delta 2	(6) (10)(12)(13)	First Lien Term Loan	S + 2.25%	7.60%	1/15/2030	1,250	1,255	1,255		0.35%
Total Hotel, Gaming & Leisure							2,252	2,253		0.63%

Media: Advertising, Printing & Publishing
Getty Images Inc	(6) (12)	First Lien Term Loan	S + 4.50%	9.95%	2/19/2026	496	498	499		0.14%
Viking Target, LLC	(4) (6)	First Lien Term Loan	S + 5.00%	10.47%	8/9/2024	6,360	6,346	6,334		1.79%
Total Media: Advertising, Printing & Publishing							6,844	6,833		1.93%

Media: Broadcasting & Subscription
DIRECTV (AKA DIRECTV Financing LLC)	(6) (12)(13)	First Lien Term Loan	S + 5.00%	10.65%	8/2/2027	379	375	379		0.11%
Gray Television, Inc.	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.96%	1/2/2026	500	498	500		0.14%
Nexstar Media Inc	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.97%	9/18/2026	1,000	1,001	1,002		0.28%
Virgin Media Bristol LLC	(6) (10)(12)(13)	First Lien Term Loan	S + 3.25%	8.73%	1/31/2029	1,250	1,230	1,250		0.35%
WideOpenWest Finance LLC	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.35%	12/20/2028	497	493	462		0.13%
Ziggo Financing Partnership	(6) (10)(12)(13)	First Lien Term Loan	S + 2.50%	7.98%	4/30/2028	500	490	499		0.14%
Total Media: Media: Broadcasting & Subscription							4,087	4,092		1.15%

Metals and Mining
Arsenal AIC Parent LLC	(6) (12)	First Lien Term Loan	S + 4.50%	9.86%	8/18/2030	499	501	502		0.14%
Total Metals and Mining							501	502		0.14%

Services: Business
ALKU Intermediate Holdings, LLC	(4) (6)	First Lien Term Loan	S + 6.25%	11.61%	5/23/2029	2,711	2,660	2,688		0.75%
Aramsco	(4) (6) (7)	First Lien Term Loan	S + 4.75%	10.10%	10/10/2030	2,980	2,921	2,923		0.82%
Aramsco (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 4.75%	10.10%	10/10/2030	520	—	(10)		—%
ARMstrong	(4) (6)	First Lien Term Loan	S + 6.25%	11.70%	10/6/2029	2,996	2,953	2,954		0.83%
ARMstrong (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.70%	10/6/2029	1,007	(7)	(14)		—%
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,673	2,627	2,587		0.73%
Class Valuation	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	438	412		0.12%
Colibri (McKissock LLC)	(4) (6) (7)	First Lien Term Loan	S + 5.00%	10.38%	3/12/2029	6,000	5,853	6,007		1.69%
CrossCountry Consulting	(4) (6) (7)	First Lien Term Loan	S + 5.75%	11.21%	6/1/2029	1,379	1,356	1,387		0.39%
CrossCountry Consulting (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.75%	11.21%	6/1/2029	560	(5)	3		—%
CV Intermediate Holdco Corp.	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,882	9,278		2.61%
Evergreen Services Group	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.70%	6/15/2029	4,027	3,959	3,948		1.11%
Evergreen Services Group (Delayed Draw)	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.70%	6/15/2029	963	955	945		0.27%
ICON Publishing Ltd	(6) (10)(12)(13)	First Lien Term Loan	S + 2.25%	7.86%	7/3/2028	342	343	344		0.10%
ICON Publishing Ltd	(6) (12)	First Lien Term Loan	S + 2.25%	7.86%	7/3/2028	85	86	86		0.02%
Ingram Micro T/L (09/23) TARGET FACILITY	(6) (12)(13)	First Lien Term Loan	S + 3.00%	8.61%	6/30/2028	875	876	879		0.25%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.60%	8/1/2029	2,431	2,395	2,396		0.68%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.25%	11.60%	8/1/2029	2,342	296	268		0.08%
Kofile, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.75% (PIK)	7/29/2026	10,308	10,308	9,720		2.74%
KRIV Acquisition, Inc	(4) (6)	First Lien Term Loan	S + 6.50%	11.85%	7/6/2029	5,221	5,081	5,070		1.43%
KRIV Acquisition, Inc (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.85%	7/6/2029	779	(9)	(23)		(0.01)%
Micronics	(4)	Subordinated Debt	S + 5.25%	10.00%	2/17/2027	1,880	1,842	1,843		0.52%
OMNIA Partners, LLC (Delayed Draw)	(6) (7) (11)(12)	First Lien Term Loan	S + 4.25%	9.63%	7/25/2030	129	(1)	1		—%
OMNIA Partners, LLC	(6) (7) (12)	First Lien Term Loan	S + 4.25%	9.63%	7/25/2030	1,371	1,358	1,381		0.39%
Open Text Corp	(6) (10)(12)(13)	First Lien Term Loan	S + 2.75%	8.21%	1/31/2030	1,219	1,220	1,223		0.34%
Phaidon International	(4) (6) (10)(13)	First Lien Term Loan	S + 5.50%	10.96%	8/22/2029	6,538	6,483	6,538		1.84%
Red Dawn SEI Buyer, Inc.	(4)	Subordinated Debt	S + 8.25%	13.60%	11/26/2026	6,650	6,650	6,650		1.87%
Red Dawn SEI Buyer, Inc. (Incremental)	(4)	Subordinated Debt	S + 8.50%	13.95%	11/26/2026	3,350	3,350	3,350		0.94%
Tempo Acquisition LLC	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.11%	8/31/2028	1,223	1,225	1,230		0.35%
Transit Buyer LLC (dba“Propark”)	(4) (6)	First Lien Term Loan	S + 6.25%	11.69%	1/31/2029	2,526	2,482	2,518		0.71%
Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.69%	1/31/2029	1,157	472	488		0.14%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	596	592	588		0.17%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S + 6.25%	11.75%	5/27/2029	2,963	2,938	2,925		0.82%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	2,970	2,970	2,932		0.83%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	397	397	392		0.11%
Total Services: Business							84,946	83,907		23.64%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	4,941	4,904	4,618		1.30%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	920	—	(60)		(0.02)%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	1,000	—	(65)		(0.02)%
A Place for Mom, Inc.	(4) (6)	First Lien Term Loan	S + 4.50%	9.97%	2/10/2026	6,851	6,851	6,764		1.90%
COP Exterminators Acquisition, Inc.	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	647	630	630		0.18%
COP Exterminators Acquisition, Inc. (Delayed Draw)	(4) (11)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	503	(6)	(13)		—%
Excel Fitness	(4) (6)	First Lien Term Loan	S + 5.25%	10.75%	4/29/2029	5,925	5,867	5,769		1.63%
Norton Lifelock Inc.	(6) (12)(13)	First Lien Term Loan	S + 2.00%	7.46%	9/12/2029	467	467	468		0.13%
Legacy Service Partners, LLC (“LSP”)	(4) (6)	First Lien Term Loan	S + 6.50%	12.00%	1/9/2029	4,065	3,993	4,122		1.16%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	12.00%	1/9/2029	1,894	1,579	1,615		0.46%
Perennial Services, Group, LLC	(4) (6)	First Lien Term Loan	S + 6.00%	11.49%	9/8/2029	1,693	1,669	1,668		0.47%
Perennial Services, Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.00%	11.49%	9/8/2029	1,515	1,512	1,493		0.42%
Prime Security Services	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.84%	10/14/2030	735	728	738		0.21%
Total Services: Consumer							28,194	27,747		7.82%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(4) (6)	First Lien Term Loan	S + 6.50%	11.90%	7/18/2028	734	722	737		0.21%
LMI Consulting, LLC (LMI) (Incremental)	(4) (6)	First Lien Term Loan	S + 6.50%	11.89%	7/18/2028	2,955	2,874	2,968		0.83%
Total Sovereign & Public Finance							3,596	3,705		1.04%

Telecommunications
Arise Holdings Inc.	(4) (6)	First Lien Term Loan	S + 4.25%	9.73%	12/9/2025	6,875	6,840	6,452		1.83%
Iridium Satellite LLC	(6) (12)(13)	First Lien Term Loan	S + 2.50%	7.86%	9/20/2030	1,000	1,002	1,004		0.28%
Mobile Communications America Inc	(4) (6)	First Lien Term Loan	S + 6.00%	11.35%	10/16/2029	4,537	4,470	4,472		1.26%
Mobile Communications America Inc (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.35%	10/16/2029	1,463	(11)	(21)		(0.01)%
Total Telecommunications							12,301	11,907		3.36%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(4) (6)	First Lien Term Loan	S + 6.00%	11.53%	12/23/2026	5,925	5,835	5,770		1.62%
Kenco Group, Inc.	(4) (6)	First Lien Term Loan	S + 5.00%	10.39%	11/15/2029	5,099	5,010	5,099		1.44%
Kenco Group, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.00%	10.39%	11/15/2029	850	(14)	—		—%
Uber Technologies Inc	(6) (12)(13)	First Lien Term Loan	S + 2.75%	8.13%	3/3/2030	995	997	998		0.28%
Total Transportation: Cargo							11,828	11,867		3.34%

Transportation: Consumer
Air Canada	(6) (12)(13)	First Lien Term Loan	S + 3.50%	9.14%	8/11/2028	996	999	1,001		0.28%
American Student Transportaton Partners, Inc	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.50% (PIK)	9/11/2029	1,606	1,564	1,564		0.44%
United Airlines Inc	(6) (12)(13)	First Lien Term Loan	S + 3.75%	9.22%	4/21/2028	1,245	1,250	1,251		0.36%
Total Transportation: Consumer							3,813	3,816		1.08%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (6)	First Lien Term Loan	S + 6.00%	11.47%	4/3/2030	2,533	2,486	2,515		0.71%
Pinnacle Supply Partners, LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.47%	4/3/2030	1,455	(12)	(10)		—%
Total Utilities: Electric							2,474	2,505		0.71%

Wholesale
CDI AcquisitionCo, Inc.	(4) (6)	First Lien Term Loan	S + 4.25%	9.55%	12/24/2024	6,684	6,672	6,679		1.88%
Industrial Service Group (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.11%	12/7/2028	2,259	238	213		0.06%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(4) (6)	First Lien Term Loan	S + 6.50%	12.03%	1/20/2029	4,583	4,504	4,590		1.29%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	12.03%	1/20/2029	1,139	(19)	2		—%
ISG Merger Sub, LLC (dba Industrial Service Group)	(4) (6)	First Lien Term Loan	S + 6.25%	11.60%	12/7/2028	2,454	2,411	2,470		0.70%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.25%	11.60%	12/7/2028	1,277	1,272	1,286		0.36%
New Era Technology, Inc	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.78%	10/31/2026	6,723	6,703	6,512		1.84%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S + 6.50%	11.97%	12/15/2025	6,889	6,886	6,399		1.80%
Total Wholesale							28,667	28,151		7.93%

Total Debt Investments							506,746	501,812		141.42%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialist, Inc)	(4) (8) (9) (14)	Class A-1 Units	9/1/2023	1,180,000	1,180	1,245	0.35%
Clarity Innovations, Inc.	(4) (8) (9)	Partnership Interests	12/7/2023	77,000	76	77	0.02%
Total Aerospace & Defense					1,256	1,322	0.37%

Banking, Finance, Insurance, Real Estate
Inszone	(4) (8) (9)(13)	Partnership Interests	11/30/2023	80,208	77	80	0.02%
Total Banking, Finance, Insurance, Real Estate					77	80	0.02%

Beverage, Food & Tobacco
Fresh Edge - Common	(4) (8) (9)	Class B Common Units	10/3/2022	454	—	67	0.02%
Fresh Edge - Preferred	(4) (8) (9)	Class A Preferred Units	10/3/2022	454	454	507	0.14%
Marlin Coinvest LP	(4) (8) (9)(13)	Limited Partnership Interests	5/9/2023	200,000	200	236	0.07%
Sugar PPC Holdings LLC	(4) (8) (9)(13)	Parent Units	9/29/2023	2,000	200	200	0.06%
Spice World	(4) (8) (9)	LLC Common Units	3/31/2022	1,000	126	115	0.03%
Tech24	(4) (8) (9)	Company Unit	10/5/2023	200	200	200	0.06%
Total Beverage, Food & Tobacco					1,180	1,325	0.38%

Capital Equipment
EFC Holdings, LLC	(4) (8) (9)(13)	Series A Preferred Units	3/1/2023	114	114	121	0.03%
EFC Holdings, LLC	(4) (8) (9)(13)	Class A Common Units	3/1/2023	114	46	87	0.02%
Total Capital Equipment					160	208	0.05%

Chemicals, Plastics & Rubber
SupplyOne, Inc.	(4) (8) (9)	LLC Common Units	3/31/2022	1,000	504	759	0.21%
Total Chemicals, Plastics & Rubber					504	759	0.21%

Construction & Building
Gannett Fleming	(4) (8) (9) (14)	Limited Partnership Interests	12/20/2022	84,949	85	124	0.03%
Gannett Fleming	(4) (8) (9)	Series F Units	5/27/2023	113,901	118	166	0.05%
Trench Plate Rental Co.	(4) (8) (9)	Common Equity	3/31/2022	1,000	127	97	0.03%
Total Construction & Building					330	387	0.11%

Consumer Goods: Non-Durable
RVGD Aggregator LP (Revision Skincare)	(4) (8) (9)	Limited Partnership Interests	3/31/2022	100	98	108	0.03%
Ultima Health Holdings, LLC	(4) (8) (9)	Preferred Units	9/12/2022	11	130	121	0.03%
WCI Holdings LLC	(4) (8) (9)(13)	Class A1 Units	2/6/2023	534,934	535	581	0.16%
Total Consumer Goods: Non-Durable					763	810	0.22%

Containers, Packaging & Glass
Oliver Packaging	(4) (8) (9)	Class A Common Units	7/12/2022	6,710	671	420	0.12%
PG Aggregator, LLC	(4) (8) (9)(13)	LLC Units	3/31/2022	100	109	135	0.04%
Total Containers, Packaging & Glass					780	555	0.16%

Healthcare & Pharmaceuticals
Health Management Associates	(4) (8) (9)	Class A Common Units	3/31/2023	161,953	162	173	0.05%
Total Healthcare & Pharmaceuticals					162	173	0.05%

High Tech Industries
ITSavvy LLC	(4) (8) (9)	Class A Common Units	8/8/2022	119	119	285	0.08%
Total High Tech Industries					119	285	0.08%

Services: Business
BroadcastMed Holdco, LLC	(4) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	682	0.19%
Class Valuation	(4) (8) (9)	Class A Common Units	12/8/2023	1,038	105	34	0.01%
FCP-Cranium Holdings P/S A	(4) (8) (9)(10)(13)	Class A Common Shares	9/11/2023	375	—	—	—%
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (9)(10)(13)	Series A Preferred Shares	9/11/2023	1,026	389	407	0.11%
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (9)(10)(13)	Series B Preferred Shares	9/11/2023	375	600	600	0.17%
Kofile, Inc.	(4) (8) (9)	Class A-2 Common Units	3/31/2022	100	108	57	0.02%
KRIV Acquisition, Inc	(4) (8) (9)	Class A Units	7/17/2023	200	200	236	0.07%
Smith System	(4) (8) (9)	Common Units	12/13/2023	84,000	84	84	0.03%
Worldwide Clinical Trials	(4) (8) (9)	Class A Interests	12/12/2023	7	74	74	0.02%
Worldwide Clinical Trials	(4) (8) (9)	Series A Preferred	12/12/2023	49	47	49	0.01%
Total Services: Business					2,262	2,223	0.63%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(4) (7) (8) (9)	Limited Partnership Interests	8/11/2022	1,419	142	91	0.03%
AirX Climate Solutions Company	(4) (8) (9)	Partnership Interests	11/7/2023	96	77	96	0.03%
COP Exterminators Investment, LLC	(4) (8) (9)	Class A Units	7/31/2023	770,000	862	898	0.25%
Legacy Service Partners, LLC (“LSP”)	(4) (8) (9)	Class B Units	1/9/2023	1,963	196	217	0.06%
Perennial Services Investors LLC	(4) (8) (9)(13)	Class A Units	9/8/2023	1,957	196	271	0.08%
Total Services: Consumer					1,473	1,573	0.45%

Sovereign & Public Finance
LMI Renaissance	(4) (8) (9)	Limited Partnership Interests	6/30/2022	109,456	107	237	0.07%
Total Sovereign & Public Finance					107	237	0.07%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(4) (8) (9)	Limited Partnership Interest	6/30/2022	160,609	137	175	0.05%
Total Transportation: Consumer					137	175	0.05%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (8) (9)	Subject Partnership Units	4/3/2023	111,875	112	112	0.03%
Total Utilities: Electric					112	112	0.03%

Total Equity Investments					9,422	10,224	2.88%

Portfolio Company (1) (2)	Interest Rate	Par Amount/Unit	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
First American Government Obligations Fund	5.26%	15	15	15	—%
U.S. Bank National Association Money Market Deposit Account	4.72%	1,989	1,989	1,989	0.56%
U.S. Bank National Association Money Market Deposit Account	2.05%	5,586	5,586	5,586	1.57%
Total Cash Equivalents			7,590	7,590	2.13%

Total Investments			$523,758	$519,626	146.43%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2023. As of December 31, 2023, effective rates for 1M S, 3M S, 6M S and 12M S are 5.35%, 5.33%, 5.16% and 4.77%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $354,831 as of December 31, 2023.
(6)Denotes that all or a portion of the assets are owned by SPV I (as defined in Note 1 “Organization”). SPV I entered into a senior secured revolving credit facility (the “Bank of America Credit Facility”) on April 19, 2022. The lenders of the Bank of America Credit Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Fund. See Note 6 “Secured Borrowings” for more information.
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2023, the Fund held forty restricted securities with an aggregate fair value of $10,224, or 2.88% of the Fund’s net assets.
(9)Equity investments are non-income producing securities unless otherwise noted.
(10)This portfolio company is not domiciled in the United States. A portfolio company that is not domiciled in the United States is considered a non-qualifying asset under Section 55(a) of the 1940 Act. See Note 3 "Investments" for more information.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
(12)Investments valued using observable inputs (Level 2), if applicable. See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of December 31, 2023, total non-qualifying assets at fair value represented 10.16% of the Fund's total assets calculated in accordance with the 1940 Act.
(14)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)
(6)Denotes that all or a portion of the assets are owned by SPV I (as defined in Note 1 “Organization”). SPV I entered into a senior secured revolving credit facility (the “Bank of America Credit Facility”) on April 19, 2022. The lenders of the Bank of America Credit Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Fund. See Note 6 “Secured Borrowings”.
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
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
(12)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Private Capital Income Fund (“PCAP”, and together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust formed on February 8, 2022. PCAP is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is externally managed by its adviser, Churchill Asset Management LLC (the “Adviser” or “Churchill”). Churchill is an indirect subsidiary of Nuveen, LLC (“Nuveen”), the investment management division of TIAA (as defined below). Churchill has engaged its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Sub-Adviser”), acting through its leveraged finance division, to manage certain of its Liquid Investments (defined below) pursuant to an investment sub-advisory agreement between the Adviser and Nuveen Asset Management (as discussed further in Note 5). The Fund has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $250 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund primarily focuses on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which the Fund considers the core middle market. The Fund primarily invests in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. The portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We target an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support the Fund’s share repurchase program (as discussed further in Note 8), the Fund also will invest 5% to 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
The Fund was established by Teachers Insurance and Annuity Association of America (“TIAA”), the ultimate parent of Churchill and Nuveen, and operated as a wholly owned subsidiary of TIAA until the Escrow Break Date (as defined below). On March 30, 2022, TIAA purchased 40 shares of the Fund’s Class I shares at $25.00 per share.
On March 31, 2022, prior to the Fund’s election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund in the amount of $296,231 (fair value as of March 31, 2022). In addition, on March 31, 2022, the Fund entered into a promissory note with TIAA (the “Note”) as the lender. The principal amount of the Note equaled (i) the fair value of portfolio investments contributed as of March 31, 2022, minus (ii) $263,500 (as discussed further in Note 5). In connection therewith, the Fund issued to TIAA 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. On June 3, 2022, the Fund fully repaid the balance on the Note to TIAA which was comprised of $32,731 and $226 of principal and interest, respectively.
NCPIF SPV I LLC (“SPV I”) and NCPIF Equity Holdings LLC (“Equity Holdings”) was formed on February 25, 2022 and April 1, 2022, respectively. Each of SPV I and Equity Holdings is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. SPV I commenced operations on March 31, 2022, upon receipt of contribution of portfolio investments from TIAA to the Fund (as discussed further in Note 8). Equity Holdings commenced from the date of its formation.
The Fund is offering on a continuous basis up to $2.5 billion of any combination of three classes of common shares of beneficial interest (“Common Shares”), Class S shares, Class D shares and Class I shares. On May 17, 2022, the Securities and Exchange Commission (the “SEC”) granted an exemptive order permitting the Fund to offer multiple classes of Common Shares and to impose varying sales loads, asset-based service and/or distribution fees and early withdrawal fees. The share classes have different ongoing shareholder servicing and/or distribution fees. None of the share classes being offered will have early withdrawal fees. The purchase price per share for each class of Common Shares will equal the Fund’s net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. Nuveen Securities, LLC (the “Intermediary Manager”) will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the offering. As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisfied the minimum offering requirement and the Fund’s Board of Trustees (the “Board”) authorized the release of proceeds from escrow.

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
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2023, the Fund did not hold any restricted cash.
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
ii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Board to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Fund will provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis and each watch-list investment will be reviewed each quarter), including a review of management’s preliminary valuation and recommendation of fair value;
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
The values assigned to investments are based on available information and may fluctuate from period to period. In addition, such values do not necessarily represent the amount that ultimately might be realized upon a portfolio investment's sale. Due to the inherent uncertainty of valuation, the estimated fair value of an investment may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.
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
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statements of assets and liabilities. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized and are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period-to-period change in fair value and cost of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Fund accrues interest income if it expects that ultimately it will be able to collect such income.
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. As of December 31, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK income provisions was $76,082 and $70,361, respectively, which represents approximately 14.86% and 20.13% of total investments at fair value, respectively. For the year ended December 31, 2023 and the period from February 8, 2022 (inception) through December 31, 2022 the Fund earned $2,333 and $1,275, respectively, in PIK income. As of December 31, 2023 and December 31, 2022, there were no PIK loans in the Fund's portfolio on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the year ended December 31, 2023, the Fund earned $123 in dividend income. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund did not earn any dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the year ended December 31, 2023, the Fund earned other income of $178 primarily related to amendment fees. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund earned other income of $504, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment, or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of December 31, 2023 and December 31, 2022, there were no loans in the Fund's portfolio on non-accrual status.

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
Allocation of Income, Expenses, Gains and Losses
Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses attributable to a specific class are charged against the operations of that class.
Organization and Offering Costs

Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Fund. Organization costs are expensed as incurred and are shown in the Fund's consolidated statements of operations. Refer to Note 5 for further details on the Expense Support Agreement.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the year ended December 31, 2023, offering costs of $775, were incurred, and $659, were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. For the period February 8, 2022 (inception) through December 31, 2022, offering costs of $484, were incurred, and $228, were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I is a disregarded entity for tax purposes and will be consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the year ended December 31, 2023, the Fund incurred $31 in excise tax expense. For the period February 8, 2022 (inception) through December 31, 2022, the Fund incurred $2 in excise tax expense.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
Dividends and Distributions to Common Shareholders
The Fund has declared distributions each month beginning in September 2022 through the date of this Annual Report on Form 10-K, and expects to continue to pay regular monthly distributions to the extent the Fund has taxable income available. Distributions to shareholders are recorded on the record date. The amount to be distributed to shareholders is determined by the Board and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Fund may decide to retain such capital gains for investment. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
Functional Currency
The functional currency of the Fund is the U.S. Dollar and all transactions were in U.S. Dollars.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$402,858	$399,882	78.10%	$253,940	$251,371	71.92%
Subordinated Debt (1)	103,888	101,930	19.90%	95,481	93,809	26.84%
Equity Investments	9,422	10,224	2.00%	3,577	4,338	1.24%
Total	$516,168	$512,036	100.00%	$352,998	$349,518	100.00%
Largest portfolio company investment	$10,731	$10,986	2.15%	$10,617	$11,093	3.17%
Average portfolio company investment	$3,246	$3,220	0.63%	$5,516	$5,461	1.56%
_______________
(1)As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760 at fair value, and second lien term loans and/or second lien notes of $53,365 and mezzanine debt of $50,523 at amortized cost. As of December 31, 2022, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $30,906 and mezzanine debt of $62,903 at fair value, and second lien term loans and/or second lien notes of $32,189 and mezzanine debt of $63,292 at amortized cost.
The industry composition of our portfolio as a percentage of fair value as of December 31, 2023 and December 31, 2022 was as follows:

Industry	December 31, 2023	December 31, 2022
Aerospace & Defense	2.07%	—%
Automotive	1.10%	1.11%
Banking, Finance, Insurance, Real Estate	1.49%	0.08%
Beverage, Food & Tobacco	10.39%	12.54%
Capital Equipment	4.28%	1.98%
Chemicals, Plastics & Rubber	3.80%	4.28%
Construction & Building	4.78%	4.52%
Consumer Goods: Durable	3.76%	4.48%
Consumer Goods: Non-durable	5.97%	7.56%
Containers, Packaging & Glass	3.49%	4.89%
Energy: Electricity	0.43%	—%
Energy: Oil & Gas	3.08%	6.09%
Environmental Industries	3.04%	2.19%
Healthcare & Pharmaceuticals	10.08%	7.31%
High Tech Industries	4.81%	2.74%
Hotel, Gaming & Leisure	0.44%	—%
Media: Advertising, Printing & Publishing	1.33%	1.98%
Media: Broadcasting & Subscription	0.80%	—%
Metals and Mining	0.10%	—%
Services: Business	16.82%	16.98%
Services: Consumer	5.73%	6.65%
Sovereign & Public Finance	0.77%	1.08%
Telecommunications	2.33%	1.92%
Transportation: Cargo	2.32%	3.12%
Transportation: Consumer	0.78%	—%
Utilities: Electric	0.51%	—%
Wholesale	5.50%	8.50%
Total	100.00%	100.00%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
USA	$496,774	$492,518	96.19%	138.80%
Canada	6,374	6,376	1.25%	1.80%
United Kingdom	9,045	9,139	1.78%	2.58%
Ireland	1,741	1,750	0.34%	0.49%
Luxembourg	1,255	1,255	0.25%	0.35%
Netherlands	979	998	0.19%	0.28%
	$516,168	$512,036	100.00%	144.30%

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
USA	$346,066	$342,602	98.02%	131.62%
United Kingdom	6,932	6,916	1.98%	2.66%
	$352,998	$349,518	100.00%	134.28%

As of December 31, 2023 and December 31, 2022, on a fair value basis, 84.74% and 76.79%, respectively, of the Fund’s debt investments bore interest at a floating rate and 15.26% and 23.21%, respectively, of the Fund’s debt investments bore interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of December 31, 2023 and December 31, 2022, according to the fair value hierarchy:

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$45,486	$354,396	$399,882
Subordinated Debt (1)	—	—	101,930	101,930
Equity Investments	—	—	10,224	10,224
Cash Equivalents	7,590	—	—	7,590
Total	$7,590	$45,486	$466,550	$519,626
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760.

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$1,704	$249,667	$251,371
Subordinated Debt (1)	—	—	93,809	93,809
Equity Investments	—	—	4,338	4,338
Total	$—	$1,704	$347,814	$349,518
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $30,906 and mezzanine debt of $62,903.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2023 and for the period from February 8, 2022 (inception) through December 31, 2022:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2022	$249,667	$93,809	$4,338	$347,814
Purchase of investments	137,949	15,956	5,948	159,853
Proceeds from principal repayments and sales of investments	(35,224)	(10,216)	(392)	(45,832)
Payment-in-kind interest	71	2,117	—	2,188
Amortization of premium/accretion of discount, net	577	242	—	819
Net realized gain (loss) on investments	174	311	291	776
Net change in unrealized appreciation (depreciation) on investments	(522)	(289)	39	(772)
Transfers to Level 3 (1)	1,704	—	—	1,704
Balance as of December 31, 2023	$354,396	$101,930	$10,224	$466,550

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2023	$(475)	$36	$215	$(224)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2023, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for one portfolio company.

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
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2023 and December 31, 2022 were as follows:

Investment Type	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$282,615	Yield Method	Implied Discount Rate	6.13%	16.48%	10.88%
First Lien Term Loans	68,615	Recent Transaction	Transaction Price	97.83	100.13	98.87
First Lien Term Loans	3,166	Market Approach	EBITDA Multiple	7.50	7.50	7.50
Subordinated Debt	100,086	Yield Method	Implied Discount Rate	11.57%	20.63%	13.96%
Subordinated Debt	1,844	Recent Transaction	Transaction Price	98.01	98.01	98.01
Equity Investments	8,779	Market Approach	EBITDA Multiple	8.50	19.50	11.49
Equity Investments	57	Market Approach	EBITDA Multiple	9.00	9.00	9.00
		Market Approach	ARR Multiple	3.50	3.50	3.50
Equity Investments	528	Yield Method	Implied Discount Rate	8.36%	15.16%	8.35%
Total	$465,690
Equity investments in the amount of $860 at December 31, 2023 have been excluded from the table above as the investments are valued using recent transaction price.

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
Debt investments are generally valued using a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Fund’s investment within the portfolio company’s capital structure. A recent market trade, if applicable, will also be factored into the valuation.
Equity investments are generally valued using a market approach, which utilizes market value multiples (EBITDA or revenue) of publicly traded comparable companies and available precedent sales transactions of comparable companies. The selected multiple is used to estimate the enterprise value of the underlying investment.

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
5. RELATED PARTY TRANSACTIONS
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
On August 2, 2023, the Board, including all of the Independent Trustees, approved Amendment No. 3 (the “Third Advisory Agreement Amendment”) to the Advisory Agreement, which became effective immediately. The Fund and the Adviser entered into Third Advisory Agreement Amendment as a result of comments issued by state securities regulators in connection with their “blue sky” review of the Fund’s offering, and reflects specific language in the Omnibus Guidelines required by a state securities regulator.
Unless terminated earlier as described below, the Advisory Agreement will remain in effect for a period of two years from March 31, 2022 and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. The Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by the Adviser without penalty upon not less than 120 days’ written notice to the Fund or by the Fund without penalty upon not less than 60 days’ written notice to the Adviser. The holders of a majority of the outstanding voting securities may also terminate either of the Advisory Agreement without penalty.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
Base Management Fee
The management fee is payable monthly in arrears at an annual rate of 0.75% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has operations, net assets will be measured using the beginning net assets as of the Escrow Break Date. In addition, the Adviser has agreed to waive its management fee until June 1, 2024, the expiry of twelve months from the Escrow Break Date.
For the year ended December 31, 2023, base management fees earned were $1,292, all of which were voluntarily waived by the Adviser. As of December 31, 2023, no amounts were payable to the Adviser related to management fees. For the the period from February 8, 2022 (inception) through December 31, 2022, no management fees were earned.
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
The Adviser has agreed to waive the incentive fee based on income until June 1, 2024, the expiry of twelve months from the Escrow Break Date. For the year ended December 31, 2023, income based incentive fees were $3,108, which were voluntarily waived by the Adviser. As of December 31, 2023, no amounts were payable to the Adviser related to income based incentive fees. For the period from February 8, 2022 (inception) through December 31, 2022, no income based incentive fees were earned.

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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the year ended December 31, 2023 and for the period from February 8, 2022 (inception) through December 31, 2022, the Fund did not incur any incentive fee based on capital gains.
Sub-Advisory Agreement
On March 31, 2022, the Adviser entered into the Investment Sub-Advisory Agreement with the Sub-Adviser (the “Sub-Advisory Agreement”). The Board, including all of the Independent Trustees, also approved the Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. The Sub-Adviser manages certain of the Liquid Investments pursuant to the Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Fund and manages the capital structure of the Fund, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Fund’s performance under the terms of the Investment Advisory Agreement. The Adviser will pay the Sub-Adviser monthly in arrears, 0.375% of the daily weighted average principal amount of the Liquid Investments managed by the Sub-Adviser pursuant to the Sub-Advisory Agreement.
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
Unless terminated earlier as described below, the Sub-Advisory Agreement will remain in effect for a period of two years from March 31, 2022 and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. The Sub-Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either the Adviser or the Sub-Adviser without penalty upon not less than 120 days’ written notice to the other.
Administration Agreement
On March 31, 2022, the Fund entered into an administration agreement with the Administrator (the “Administration Agreement”), which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Fund with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Fund with the preparation of the financial records that the Fund is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or the Sub-Adviser, the Administrator also may provide significant managerial assistance on the Fund’s behalf to those portfolio companies that have accepted the Fund’s offer to provide such assistance. U.S. Bancorp Fund Services, LLC will provide the Fund with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
For the year ended December 31, 2023, the Fund incurred $517, in fees under the Sub-Administrative Agreement, which are included in administration fees in the consolidated statement of operations. For the period February 8, 2022 (inception) through December 31, 2022, the Fund incurred $299 in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of December 31, 2023 and December 31, 2022, $614 and $246, respectively, was unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities.
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
For the year ended December 31, 2023, the Fund accrued distribution and shareholder servicing fee of $5 and $1 that were attributable to Class S and Class D shares, respectively. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund did not incur any distribution and shareholder servicing fee.
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$983	—%	March 31, 2025	0.08%
June 30, 2022	677	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	115	12.13%	December 21, 2026	0.13%
Total	$2,968	$—	$2,968
__________
(1)The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding), divided by the Fund’s gross offering price per share as of each quarter ended.
(2)The operating expense ratio is calculated by dividing the quarterly operating expenses, less organizational and offering expenses, base management fee and incentive fees owed to the Adviser, and interest expense, by the Fund’s net assets as of each quarter end.

Board of Trustees’ Fees

The Board consists of seven members, four of whom are Independent Trustees. On March 30, 2022, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the year ended December 31, 2023, the Fund incurred $508 in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund incurred $385 in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of December 31, 2023 and December 31, 2022, $128 and $128, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. As of December 31, 2023 and December 31, 2022, the Fund owed the Adviser $361 and $231, respectively, for reimbursements including the Fund’s allocable portion of overhead, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
Promissory Note
On March 31, 2022, the Fund entered into the Note with TIAA as the lender. The Note is issued under the purchase and sales agreement, dated as of March 31, 2022, by and among the Fund, SPV I and TIAA in connection with the contribution of portfolio investments by TIAA to the Fund (as discussed further in Note 8). The principal amount of the Note equals (i) the fair value of

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
portfolio investments contributed as of March 31, 2022, minus (ii) $263,500. The Note was due to mature on March 30, 2023, with an interest rate of 4% per annum on the unpaid principal amount, compounded quarterly.
On June 3, 2022, the Fund fully repaid the balance on the Note which was comprised of $32,731 and $226 of principal and interest, respectively.
6. SECURED BORROWINGS
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of December 31, 2023 and December 31, 2022, the Fund’s asset coverage was 314.08% and 267.94%, respectively.
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
On October 4, 2022, SPV I entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment, among other things: (i) increased the maximum amount available under the Bank of America Credit Facility from $200,000 to $250,000; and (ii) increased the rate to be paid from Daily SOFR (as defined below) +2.00% to Daily SOFR +2.15% with a “step up” on the one year anniversary of the Closing Date (as defined in the Amendment) increasing from Daily SOFR +2.15% to Daily SOFR +2.40%, as reflected in the Amendment.
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of December 31, 2023, the Bank of America Credit Facility bears interest at a rate of Daily SOFR plus 2.40% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 19, 2027, the fifth anniversary of the effective date of April 19, 2022, or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
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
The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2023, approximates its carrying value. The carrying amounts of the Fund’s assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowing consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	165,750	165,750
Unused Portion (2)	84,250	84,250
Amount Available (3)	51,883	51,883
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

For the year ended December 31, 2023 and for the period February 8, 2022 (inception) through December 31, 2022, the components of interest expense and debt financing expenses were as follows:

	For the Years Ended December 31,
	2023	2022 (1)
Borrowing interest expense	$10,144	$3,697
Unused fees	434	312
Amortization of deferred financing costs (2)	174	74
Total interest and debt financing expenses	$10,752	$4,083
Average interest rate (3)	7.73%	4.90%
Average daily borrowings	$136,894	$116,212
_______________
(1)Period from February 8, 2022 (inception) through December 31, 2022
(2)For the year ended December 31, 2023, $2 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement. For the period from February 8, 2022 (inception) through December 31, 2022, $462 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(3)Average interest rate includes interest expense and unused fees.
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2023 and 2022 for any such exposure.
As of December 31, 2023 and December 31, 2022, the Fund had the following unfunded commitments to fund delayed draw loans:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Portfolio Company	December 31, 2023	December 31, 2022
Aramsco	$520	$—
ARMstrong	1,007	—
ASTP Holdings Co-Investment LP	26	—
Chroma Color	381	—
ClaimLogiq	891	—
CrossCountry Consulting	560	560
Elevation Labs	599	599
Engage	2,040	—
Ergotech (INS)	1,139	—
Evergreen Services Group	—	267
Evergreen Services Group II	923	—
EyeSouth	266	735
Health Management Associates	415	—
Heartland Veterinary Partners	—	5,000
Impact Environmental Group	1,832	—
Industrial Service Group	2,019	1,282
Infobase	122	122
ITSavvy	36	480
Kenco	850	850
Legacy Service Partners	306	—
LMI Consulting, LLC	2	—
Leo Facilities	2,571	—
MEI Buyer LLC	501	—
Mobile Communications America Inc	1,463	—
Motion & Control Enterprises	1,704	—
National Power	799	—
NearU	1,919	2,149
OMNIA Partners	129	—
Online Labels Group	237	—
Ovation Holdings	127	—
Palmetto Exterminators	503	—
Patriot Growth	—	5,568
Pinnacle Supply Partners, LLC	1,455	—
Precision Aviation Group	2,480	—
Propark Mobility	665	—
Randy's Worldwide Automotive	1,332	1,332
Rhino Tool House	306	—
Riveron	779	—
Sugar Foods	1,173	—
Sunny Sky Products	464	—
Tech24	919	—
TIDI Products	1,201	—
Trilon Group	—	363
Vertex Service Partners	1,777	—
Wellspring	—	1,895
WSB / EST	1,096	—
Young Innovations	1,431	—
Total unfunded commitments	$38,965	$21,202

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Fund believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2023, the Fund had cash and cash equivalents of $8,679 and available borrowings under the Bank of America Credit Facility of $51,883.
8. NET ASSETS
In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share.
On March 31, 2022, TIAA contributed certain portfolio investments to the Fund in the amount of $296,231 (fair value as of March 31, 2022). In connection therewith, the Fund entered into the Note with TIAA as the lender (as described in Note 5), and issued to TIAA 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. The Fund fully repaid the balance of the Note to TIAA on June 3, 2022.
On the Escrow Break Date, the Fund had satisfied the minimum offering requirement and the Board authorized the release of proceeds from escrow.
The following table presents transactions in common shares during the year ended December 31, 2023 (dollars in thousands except share amounts):

	December 31, 2023
	Shares	Amount
CLASS S
Subscriptions	149,441	$3,671
Share transfers between classes	—	$—
Distributions reinvested	397	$10
Shares repurchases	—	$—
Net increase (decrease)	149,838	$3,681
CLASS D
Subscriptions	106,881	$2,629
Share transfers between classes	—	$—
Distributions reinvested	385	$9
Shares repurchases	—	$—
Net increase (decrease)	107,266	$2,638
CLASS I
Subscriptions	3,517,694	$86,550
Share transfers between classes	—	$—
Distributions reinvested	33,652	$828
Shares repurchases	—	$—
Net increase (decrease)	3,551,346	$87,378
The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
The following table presents each month-end net offering price for Class S, Class D, and Class I common shares, which approximately equals their respective NAV per share, for the year ended December 31, 2023:

	Net Offering Price Per Share
For the Months Ended	Class S (1)	Class D (1)	Class I
January 31, 2023	—	—	$24.70
February 28, 2023	—	—	$24.70
March 31, 2023	—	—	$24.65
April 30, 2023	—	—	$24.68
May 31, 2023	—	—	$24.66
June 30. 2023	—	—	$24.63
July 31, 2023	—	—	$24.60
August 31, 2023	—	—	$24.56
September 30, 2023	—	—	$24.61
October 31, 2023	$24.58	$24.59	$24.60
November 30, 2023	$24.59	$24.60	$24.60
December 31, 2023	$24.69	$24.73	$24.73
_______________
(1)Class S and Class D shares were first issued and sold in October 2023.

Distributions

The following table summarizes the Fund’s dividends declared from inception through December 31, 2023:

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.233	$9
November 27, 2023	November 30, 2023	December 28, 2023	$0.233	$17
December 28, 2023	December 31, 2023	January 29, 2024	$0.233	$35

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.245	$2
November 27, 2023	November 30, 2023	December 28, 2023	$0.245	$11
December 28, 2023	December 31, 2023	January 29, 2024	$0.245	$26
_______________
(1)Class S and Class D dividends are net of distribution and servicing fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240		$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270	(3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270	(3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250		$3,070
October 27, 2023	October 31, 2023	November 28, 2023	$0.250		$3,244
November 27, 2023	November 30, 2023	December 28, 2023	$0.250		$3,435
December 28, 2023	December 31, 2023	January 29, 2024	$0.250		$3,523
_______________
(1)Represents monthly dividend of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly dividend of $0.15 per share for each of July 2022, August 2022 and September 2022.
(2)Comprised of $0.19 regular dividend and $0.105 supplemental dividend attributable to accrued net investment income.
(3)Comprised of $0.25 regular dividend and $0.020 special dividend attributable to accrued net investment income.
Distribution Reinvestment Plan
The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash, except for shareholders in certain states. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
Character of Distributions
The Fund may fund its cash distributions to shareholders from any source of funds available to the Fund, including but not limited to offering proceeds, net investment income from operations, capital gain proceeds from the sale of assets, borrowings, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment.
Through December 31, 2023, a portion of the Fund’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its common shares for the year ended December 31, 2023:

	Class S (1)		Class D (1)		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.699	$61	$0.735	$39	$2.890	$33,789
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$0.699	$61	$0.735	$39	$2.890	$33,789
_______________
(1)Class S and Class D shares were first issued and sold in October 2023.

The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its common shares for the period from February 8, 2022 (inception) through December 31, 2022:

	Class S (1)		Class D (1)		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.535	$16,179
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$1.535	$16,179
_______________
(1)Class S and Class D shares were first issued and sold in October 2023.

Share Repurchase Program
Beginning with the fiscal quarter ended September 30, 2023, the Fund commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will consider on at least a quarterly basis whether the continued suspension of the Share Repurchase Program is in the best interest of the Fund and shareholders, and will reinstate the Share Repurchase Program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board is not required to authorize the recommencement of our Share Repurchase Program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.
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
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions. TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the Share Repurchase Plan limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall Share Repurchase Plan limits.
For the year ended December 31, 2023, no Common Shares were repurchased.
9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Class S (7)	Class D (7)	Class I
Per share data:
Net asset value at beginning of period	$—	$—	$24.70
Net investment income (loss)	0.73	0.76	2.97
Net realized gains (losses) (1)	—	—	0.07
Net change in unrealized appreciation (depreciation) (1)	0.17	0.22	(0.06)
Net increase (decrease) in net assets resulting from operations	0.90	0.98	2.98
Stockholder distributions from income (2)	(0.70)	(0.74)	(2.89)
Issuance of common shares	24.61	24.61	—
Other (3)	(0.12)	(0.12)	(0.06)
Net asset value at end of period	$24.69	$24.73	$24.73

Supplemental Data:
Net assets at end of period	$3,699	$2,652	$348,480
Shares outstanding at end of period (1)	149,838	107,266	14,091,386
Total return	3.21%	3.53%	12.52%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (4)(5)	8.30%	6.55%	6.34%
Ratio of net expenses to average net assets after expense support and waived fees (4)(5)	5.58%	3.96%	4.56%
Ratio of net investment income (loss) to average net assets (4)	13.82%	12.18%	12.02%
Portfolio turnover rate (6)	11.44%	11.44%	11.44%
Asset coverage ratio	314.08%	314.08%	314.08%
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
(4)Ratios are annualized except for management fees and incentive fees which were calculated from the Escrow Break Date, which were fully waived for the year ended December 31, 2023 (Refer to Note 5). Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support and waived management fee and incentive fee.
(5)The ratio of interest and debt financing expenses to average net assets for the year ending December 31, 2023 was 3.96%, 3.21% and 3.73% for Class S, Class D, and Class I, respectively, Average net assets is calculated utilizing quarterly net assets.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(7)Class S and Class D shares were first issued and sold in October 2023.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
The following is a schedule of financial highlights for the period February 8, 2022 (inception) through December 31, 2022:

Class I
Per share data:
Net asset value at beginning of period	$—
Net investment income (loss)	1.60
Net realized gains (losses) (1)	(0.02)
Net change in unrealized appreciation (depreciation) (1)	(0.34)
Net increase (decrease) in net assets resulting from operations	1.24
Stockholder distributions from income (2)	(1.54)
Issuance of common shares	25.00
Other (3)	—
Net asset value at end of period	$24.70

Supplemental Data:
Net assets at end of period	$260,301
Shares outstanding at end of period (1)	10,540,040
Total return	4.91%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (4)(5)	2.41%
Ratio of net investment income (loss) to average net assets (4)	7.13%
Portfolio turnover rate (6)	12.11%
Asset coverage ratio	267.94%

_______________
*For the period February 8, 2022 (inception) through December 31, 2022
(1)The per share data was derived by using the weighted average shares outstanding during the period.
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
(4)Ratios are annualized except for expense support amounts relating to organizational costs and interest expense on the Note. The ratio of total expenses to average net assets was 3.02% for the period February 8, 2022 (inception) through December 31, 2022 on an annualized basis, excluding the effect of expense support which represented (0.61)% of average net assets. Average net assets is calculated utilizing quarterly net assets.
(5)The ratio of interest and debt financing expenses to average net assets for the period February 8, 2022 (inception) through December 31, 2022 was 1.82%, Average net assets is calculated utilizing quarterly net assets.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
10. INCOME TAX
The Fund intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the fiscal year ending December 31, 2023. As a result, the Fund generally must timely distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements.
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
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to the timing of temporary and permanent differences in the recognition of gains and losses on investment transactions. Temporary differences do not require reclassification. As of December 31, 2023, permanent differences that resulted in reclassifications among the components of net assets resulting from operations relate primarily to paydowns, amendment fees and non-deductible excise tax. Temporary and permanent differences have no impact on the Fund’s net assets.
As of December 31, 2023 and December 31, 2022, the Fund’s cost of investments for U.S. federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	December 31, 2023	December 31, 2022
Tax cost of investments	$516,168	$352,998
Gross unrealized appreciation on investments	3,128	1,389
Gross unrealized depreciation on investments	(7,260)	(4,869)
Net unrealized appreciation (depreciation) on investments	$(4,132)	$(3,480)

As of December 31, 2023 and December 31, 2022, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2023	December 31, 2022
Undistributed Ordinary Income - Net	$884	$370
Undistributed Long-Term Income - Net	634	—
Total Undistributed Earnings	$1,518	370
Capital loss carryforward	$—	(88)
Unrealized Earnings (Losses) - Net	(4,194)	(3,480)
Other book-to-tax differences	123	—
Total Accumulated Earnings (Losses) - Net	$(2,553)	$(3,198)

Capital losses in excess of capital gains earned in a tax year generally may be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2023, the Fund had $0 capital loss carryforward available for use in future tax years.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
For income tax purposes, dividends paid and distributions made to the Fund's shareholders are reported by the Fund to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of the distributions paid for the year ended December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
Distributions paid from:
Ordinary income	$33,890	$16,179
Net long-term capital gains	—	—
Total taxable distributions	$33,890	$16,179
The Fund is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Fund distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2023 and for the period from February 8, 2022 (inception) through December 31, 2022, the Fund incurred $31 and $2, respectively, in excise tax expense.
The Fund’s wholly owned subsidiary, Equity Holdings, is subject to U.S. federal and state corporate-level income taxes. As a result the Fund recorded a net deferred tax liability related to US GAAP to tax outside basis differences in Equity Holdings’ investments in certain partnership interests of $61 as of December 31, 2023, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities. For the year ended December 31, 2023, the Fund recorded a net tax provision of $61. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund did not record net tax benefit (provision).
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
11. SUBSEQUENT EVENTS
The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2023, except as discussed below.
Distributions
On January 26, 2024, the Fund declared regular distributions for each class of its common shares of beneficial interest in the amounts per share set forth below. The distributions for each class of common shares are payable on February 28, 2024 to shareholders of record as of January 31, 2024.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.250	$—	$0.250
Class S Common Shares	$0.250	$0.017	$0.233
Class D Common Shares	$0.250	$0.005	$0.245
On February 28, 2024, the Fund declared regular distributions for each class of its common shares of beneficial interest in the amounts per share set forth below. The distributions for each class of common shares are payable on March 28, 2024 to shareholders of record as of February 29, 2024.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.250	$—	$0.250
Class S Common Shares	$0.250	$0.017	$0.233
Class D Common Shares	$0.250	$0.005	$0.245
Since inception through the date of issuance of the consolidated financial statements, the Fund has accepted approximately $384.2 million net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares.
Chief Compliance Officer Appointment
On February 20, 2024, John D. McCally submitted his resignation as Chief Compliance Officer of the Fund to the Board, effective as of March 1, 2024. Mr. McCally will continue to serve as Vice President and Secretary of the Fund. In connection with the foregoing, on February 20, 2024, the Board appointed Charmagne Kukulka as the Chief Compliance Officer of the Fund, effective as of March 1, 2024.
Charmagne Kukulka, 34, has been a Principal and Deputy Chief Compliance Officer at Churchill since May 2023. Ms. Kukulka is responsible to managing Churchill’s compliance program and provides compliance support in connection with regulatory matters affecting the business. Prior to joining Churchill, Ms. Kukulka was the Chief Compliance Officer at 13D Management LLC, specializing in investment adviser and investment company act rules and regulations from January 2022 to May 2023. She began her compliance career at Blackstone Inc., where she held various roles within the legal and compliance teams administering the compliance program for Blackstone’s registered funds platform from August 2013 to January 2022. Ms. Kukulka received her B.A. in Business and Corporate Communications from Arizona State University’s W.P. Carey School of Business.
There are no family relationships between Ms. Kukulka and any of the Fund’s directors or executive officers, and she is not a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation S-K.

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Quarterly Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Fund’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Fund’s board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The Fund’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Fund’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management and the trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Fund’s internal control over financial reporting as of December 31, 2023 was effective. This Annual Report on Form 10-K does not include an attestation report of the Fund’s independent registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the fiscal quarter ended December 31, 2023, no director or officer of the Fund has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Fund intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2023. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2023.

ITEM 15. Exhibits and Financial Statement Schedules
a.Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
Nuveen Churchill Private Capital Income Fund

Page
Consolidated Statement of Assets and Liabilities as of December 31, 2023 and 2022	85
Consolidated Statement of Operations for the Year Ended December 31, 2023 and for the Period from February 8, 2022 (inception) through December 31, 2022	86
Consolidated Statement of Changes in Net Assets for the Year Ended December 31, 2023 and for the Period from February 8, 2022 (inception) through December 31, 2022	87
Consolidated Statement of Cash Flows for the Year Ended December 31, 2023 and for the Period from February 8, 2022 (inception) through December 31, 2022	88
Consolidated Schedule of Investments as of December 31, 2023 and 2022	89
Notes to Consolidated Financial Statements	97
b.Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission.

3.1	Fifth Amended and Restated Declaration of Trust of the Registrant(7)
3.2	Third Amended and Restated Bylaws of the Registrant(9)
4.1	Form of Subscription Agreement(6)
4.2	Distribution Reinvestment Plan(3)
4.3	Description of Securities(8)
10.1	Investment Advisory Agreement between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC(3)
10.2	Amendment No. 1, dated as of August 3, 2022, to the Investment Advisory Agreement between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC(2)
10.3	Amendment No. 2. dated as of January 10, 2023, to the Investment Advisory Agreement between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC(5)
10.4	Amendment No. 3 dated as of August 2, 2023, to the Investment Advisory Agreement between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC(10)
10.5	Investment Sub-Advisory Agreement by and between Churchill Asset Management LLC and Nuveen Asset Management, LLC(3)
10.6	Amendment No. 1, dated as of August 3, 2022, to the Investment Sub-Advisory Agreement by and between Churchill Asset Management LLC and Nuveen Asset Management, LLC(2)
10.7	Intermediary Manager Agreement by and between Nuveen Churchill Private Capital Income Fund and Nuveen Securities, LLC(1)
10.8	Form of Participating Dealer Agreement (included as Exhibit A to the Intermediary Manager Agreement attached hereto as Exhibit 10.6)
10.9	Distribution and Shareholder Servicing Plan of Nuveen Churchill Private Capital Income Fund(3)
10.10	Custody Agreement by and between Nuveen Churchill Private Capital Income Fund and U.S. Bank Trust Company, National Association(3)
10.11	Administration Agreement between Nuveen Churchill Private Capital Income Fund and Nuveen Churchill Administration LLC(3)
10.12	Amendment No. 1. dated as of January 10, 2023, to the Administration Agreement between Nuveen Churchill Private Capital Income Fund and Nuveen Churchill Administration LLC(5)
10.13	Form of Escrow Agreement by and among Nuveen Churchill Private Capital Income Fund, Nuveen Securities, LLC, and UMB Bank, N.A. (1)
10.14	Services Agreement between Nuveen Churchill private Capital income Fund and DST Systems, Inc.(3)
10.15	Expense Support and Conditional Reimbursement Agreement by and between Nuveen Churchill Private Capital income Fund and Churchill Asset Management LLC(3)
10.16
Credit Agreement, dated April 19, 2022, among NCPIF SPV I LLC, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Nuveen Churchill Private Capital Income Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, U.S. Bank National Association, as a collateral custodian, and Bank of America, N.A., as sole lead arranger and sole book manager(3)

10.17
Amendment No. 1 to Credit Agreement, dated as of October 4, 2022, by and among NCPIF SPV I LLC, as the borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Nuveen Churchill Private Capital Income Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator and U.S. Bank National Association, as collateral custodian(4)

10.18	Multi-Class Plan(3)
14.1	Independent Director Code of Ethics of Nuveen Churchill Private Capital Income Fund *
14.2	Code of Ethics of Nuveen, LLC *
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
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
(7)Incorporated by reference to Current Report on Form 8-K filed on March 3, 2023.
(8)Incorporated by reference to Annual Report on Form 10-K filed on March 9, 2023.
(9)Incorporated by reference to Current Report on 8-K filed on May 1, 2023.
(10)Incorporated by reference to Quarterly Report on Form 10-Q filed on August 4, 2023.

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

Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: February 29, 2024

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