Form 10-Q
period 2024-03-31
Nuveen Churchill Private Capital Income Fund
filed 2024-05-10
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 21,909,999 Class I shares, 463,395 Class D shares, and 382,299 Class S shares as of May 10, 2024.

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
•the impact of interest rate volatility on our business and our portfolio companies;
•the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;
•the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with Churchill Asset Management LLC (“Churchill”) and its affiliates;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Churchill to locate suitable investments for us and to monitor and administer our investments and Nuveen Asset Management LLC to manage certain of our Liquid Investments;
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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $633,269 and $516,168, respectively)	$626,799	$512,036
Cash and cash equivalents	13,481	8,679
Due from affiliate expense support (See Note 5)	2,999	2,968
Interest receivable	4,715	5,758
Receivable for investments sold	467	161
Prepaid expenses	56	41
Total assets	$648,517	$529,643

Liabilities
Secured borrowings (net of $519 and $749 deferred financing costs, respectively) (See Note 6)	$132,731	$165,001
Distributions payable	4,829	3,584
Payable for investments purchased	29,396	338
Interest payable	507	630
Due to affiliate expense support (See Note 5)	2,999	2,968
Payable for share repurchases	273	—
Board of Trustees' fees payable	125	128
Accounts payable and accrued expenses	1,685	2,163
Total liabilities	$172,545	$174,812

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 337,853 and 149,838 Class S shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$3	$1
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 361,640 and 107,266 Class D shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	1
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 18,636,716 and 14,091,386 Class I shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	186	141
Paid-in-capital in excess of par value	480,619	357,241
Total distributable earnings (loss)	(4,840)	(2,553)
Total net assets	$475,972	$354,831

Total liabilities and net assets	$648,517	$529,643

Net asset value per Class S share	$24.58	$24.69
Net asset value per Class D share	$24.61	$24.73
Net asset value per Class I share	$24.62	$24.73

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$14,971	$9,581
Payment-in-kind interest income	872	567
Dividend income	49	73
Other income	163	18
Total investment income	16,055	10,239

Expenses:
Interest and debt financing expenses	3,026	2,476
Professional fees	96	201
Management fees (Note 5)	689	—
Income based incentive fees (Note 5)	1,755	—
Board of Trustees’ fees	125	125
Administration fees (See Note 5)	166	118
Other general and administrative expenses	178	130
Distribution and shareholder servicing fees
Class S	14	—
Class D	4	—
Offering costs	172	131
Total expenses	6,225	3,181
Expense support (See Note 5)	(195)	(155)
Management fees waived (Note 5)	(689)	—
Incentive fees waived (Note 5)	(1,755)	—
Net expenses	3,586	3,026
Net investment income (loss)	12,469	7,213

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	53	8
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(2,338)	(1,030)
Income tax (provision) benefit	(71)	—
Total net realized and unrealized gain (loss) on investments	(2,356)	(1,022)

Net increase (decrease) in net assets resulting from operations	$10,113	$6,191

The accompanying notes are an integral part of these consolidated financial statements.

Per share data:
Net investment income (loss) per share - Class S common share	$0.70	$—
Net investment income (loss) per share - Class D common share	$0.73	$—
Net investment income (loss) per share - Class I common share	$0.75	$0.68
Net increase (decrease) in net assets resulting from operations per share - Class S Common Share	$0.55	$—
Net increase (decrease) in net assets resulting from operations per share - Class D Common Share	$0.56	$—
Net increase (decrease) in net assets resulting from operations per share - Class I Common Share	$0.61	$0.59
Weighted average common shares outstanding - Class S common share	272,234	—
Weighted average common shares outstanding - Class D common share	254,640	—
Weighted average common shares outstanding - Class I common share	16,053,500	10,540,040
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$12,469	$7,213
Net realized gain (loss) on investments	53	8
Net change in unrealized appreciation (depreciation) on investments	(2,409)	(1,030)
Net increase (decrease) in net assets resulting from operations	10,113	6,191
Shareholder Distributions:
Class S	(190)	—
Class D	(187)	—
Class I	(12,022)	(6,640)
Net increase (decrease) in net assets resulting from shareholder distributions	(12,399)	(6,640)
Capital share transactions:
Class S:
Issuance of common shares, net	4,698	—
Reinvestment of shareholder distributions	48	—
Share transfer between classes	(101)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class S	4,645	—
Class D:
Issuance of common shares, net	6,215	—
Reinvestment of shareholder distributions	77	—
Net increase (decrease) in net assets resulting from capital share transactions - Class D	6,292	—
Class I:
Issuance of common shares, net	111,348	—
Reinvestment of shareholder distributions	1,314	—
Share transfer between classes	101	—
Repurchased shares, net of early repurchase deduction	(273)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class I	112,490	—
Total increase (decrease) in net assets	$121,141	$(449)
Net assets, at beginning of period	$354,831	$260,301
Net assets, at end of period	$475,972	$259,852

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,113	$6,191

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(141,229)	(30,181)
Proceeds from principal repayments and sales of investments	25,402	1,336
Payment-in-kind interest	(872)	(563)
Amortization of premium/accretion of discount, net	(337)	(280)
Net realized (gain) loss on investments	(53)	(8)
Net change in unrealized (appreciation) depreciation on investments	2,338	1,030
Amortization of deferred financing costs	43	15
Changes in operating assets and liabilities:
Due from affiliate expense support	(31)	(198)
Receivable for investments sold	(306)	(36)
Interest receivable	1,031	(228)
Dividend receivable	—	(73)
Prepaid expenses	(15)	3
Payable for investments purchased	29,058	—
Interest payable	(123)	(72)
Due to affiliate expense support	31	198
Board of Trustees' fees payable	(3)	(3)
Accounts payable and accrued expenses	(291)	227
Net cash provided by (used in) operating activities	(75,244)	(22,642)

Cash flows from financing activities:
Proceeds from issuance of common shares	122,261	—
Proceeds from secured borrowings	87,500	27,500
Repayments of secured borrowings	(120,000)	(47,000)
Distributions paid	(9,715)	(7,325)
Payments of deferred financing costs	—	(21)
Net cash provided by (used in) financing activities	80,046	(26,846)

Net increase (decrease) in cash and cash equivalents	4,802	(49,488)
Cash and cash equivalents, beginning of period	8,679	65,785
Cash and cash equivalents, end of period	$13,481	$16,297

Supplemental information and non-cash activities:
Cash paid during the period for interest	3,107	2,509
Amortization of deferred financing costs paid through expense support	—	24
Cash paid during the period for excise taxes	31	2
Reinvestment of Shareholder Distributions	1,439	—
Share repurchases accrued but not yet paid	273	—
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value		% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
Precision Aviation Group	(4) (6)	First Lien Term Loan	S + 5.75%	11.06%	12/21/2029	$7,501	$7,357	$7,415		1.56%
Precision Aviation Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.75%	11.06%	12/21/2029	2,480	(24)	(28)		(0.01)%
Signature Aviation (AKA Brown Group Holding LLC)	(6) (12)	First Lien Term Loan	S + 3.00%	8.34%	7/2/2029	1,000	997	1,001		0.21%
Turbine Engine Specialist, Inc	(4)	Subordinated Debt	S + 9.50%	14.93%	3/1/2029	1,968	1,922	1,942		0.41%
Total Aerospace & Defense							10,252	10,330		2.17%

Automotive
Adient US LLC	(6) (12) (13)	First Lien Term Loan	S + 2.75%	8.08%	1/31/2031	875	878	878		0.18%
Belron Finance US LLC	(6) (12) (13)	First Lien Term Loan	S + 2.00%	7.58%	4/13/2028	871	874	873		0.18%
Driven Holdings LLC	(6) (12) (13)	First Lien Term Loan	S + 3.00%	8.44%	12/17/2028	1,746	1,741	1,752		0.37%
Randys Holdings, Inc	(4) (6) (7)	First Lien Term Loan	S + 6.50%	11.81%	11/1/2028	3,947	3,881	3,899		0.83%
Randys Holdings, Inc (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.50%	11.81%	11/1/2028	1,332	160	144		0.03%
Total Automotive							7,534	7,546		1.59%

Banking, Finance, Insurance, Real Estate
Asurion, LLC (fka Asurion Corporation)	(6) (12)	First Lien Term Loan	S + 3.25%	8.69%	12/23/2026	1,995	1,990	1,959		0.41%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(4) (6) (7)	First Lien Term Loan	S + 5.75%	11.20%	10/16/2028	5,959	5,913	5,852		1.23%
Ryan Specialty Group LLC	(6) (12) (13)	First Lien Term Loan	S + 3.00%	8.08%	9/1/2027	1,990	1,995	1,995		0.42%
SS&C Technology Holdings Inc	(6) (12) (13)	First Lien Term Loan	S + 2.25%	7.68%	3/22/2029	152	152	152		0.03%
SS&C Technology Holdings Inc	(6) (12) (13)	First Lien Term Loan	S + 2.25%	7.68%	3/22/2029	295	296	296		0.06%
Total Banking, Finance, Insurance, Real Estate							10,346	10,254		2.15%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(4) (6) (10) (13)	First Lien Term Loan	S + 6.25%	11.31%	9/25/2029	4,225	4,149	4,145		0.87%
Cold Spring Brewing Company	(4) (6)	First Lien Term Loan	S + 4.75%	10.08%	12/19/2025	5,903	5,903	5,903		1.24%
Fortune International, LLC	(4) (6)	First Lien Term Loan	S + 4.50%	9.90%	1/17/2026	6,856	6,821	6,829		1.43%
Fresh Edge	(4) (6)	Subordinated Debt	S + 4.50%	10.07% (Cash) 5.13% (PIK)	4/3/2029	2,993	2,929	2,927		0.61%
Nonni's Foods, LLC	(4) (6)	First Lien Term Loan	S + 5.00%	10.42%	3/1/2025	6,872	6,872	6,858		1.44%
Palmetto Acquisitionco, Inc.	(4) (6)	First Lien Term Loan	S + 5.75%	11.06%	9/18/2029	3,340	3,286	3,285		0.70%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.06%	9/18/2029	1,217	320	304		0.06%
Refresco (Pegasus Bidco BV)	(6) (10) (12) (13)	First Lien Term Loan	S + 3.75%	9.06%	7/12/2029	1,559	1,562	1,561		0.33%
Sugar Foods	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.32%	10/2/2030	4,221	4,131	4,176		0.88%
Sugar Foods (Delayed Draw)	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.32%	10/2/2030	1,173	1,160	1,160		0.24%
Summit Hill Foods	(4) (6)	First Lien Term Loan	S + 6.00%	11.34%	11/29/2029	2,885	2,844	2,844		0.60%
Sunny Sky Products	(4) (6)	First Lien Term Loan	S + 5.25%	10.55%	12/23/2028	1,852	1,835	1,835		0.39%
Sunny Sky Products (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.25%	10.55%	12/23/2028	464	—	(4)		—%
SW Ingredients Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2028	10,205	10,205	10,037		2.11%
Total Beverage, Food & Tobacco							52,017	51,860		10.90%

Capital Equipment
EFC Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,452	2,391	2,429		0.51%
GenServe LLC	(4) (6) (7)	First Lien Term Loan	S + 5.75%	11.15%	6/30/2024	6,861	6,860	6,838		1.44%
Hayward Industries, Inc.	(6) (12) (13)	First Lien Term Loan	S + 2.75%	8.19%	5/30/2028	1,244	1,240	1,247		0.26%
Hyperion	(6) (12)	First Lien Term Loan	S + 4.50%	9.94%	8/30/2028	2,340	2,337	2,342		0.49%
Motion & Control Enterprises	(4) (6)	First Lien Term Loan	S + 5.50%	11.49%	6/1/2028	1,596	1,578	1,591		0.33%
Motion & Control Enterprises (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.50%	11.49%	6/1/2028	4,393	4,284	4,274		0.90%
Ovation Holdings, Inc.	(4) (6)	First Lien Term Loan	S + 6.25%	11.71%	2/5/2029	2,965	2,910	2,963		0.62%
Ovation Holdings, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.71%	2/5/2029	701	567	574		0.12%
Rhino Tool House	(4) (6)	First Lien Term Loan	S + 6.25%	11.73%	4/4/2029	2,666	2,618	2,670		0.56%
Rhino Tool House (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.73%	4/4/2029	624	610	613		0.13%
Total Capital Equipment							25,395	25,541		5.36%

Chemicals, Plastics, & Rubber
Chroma Color Corporation (dba Chroma Color)	(4) (6)	First Lien Term Loan	S + 6.00%	11.32%	4/23/2029	1,740	1,709	1,710		0.36%
Chroma Color Corporation (dba Chroma Color) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.32%	4/23/2029	381	(3)	(7)		—%
INEOS US Finance LLC	(6) (10) (12) (13)	First Lien Term Loan	S + 3.75%	9.08%	2/7/2031	1,535	1,528	1,539		0.32%
INEOS US Finance LLC	(6) (10) (12) (13)	First Lien Term Loan	S + 3.75%	9.18%	11/8/2027	496	496	498		0.10%
INEOS US Petrochem LLC	(6) (12) (13)	First Lien Term Loan	S + 4.25%	9.68%	4/2/2029	874	874	873		0.18%
Kraton Polymers LLC	(6) (12) (13)	First Lien Term Loan	S + 3.25%	8.84%	3/15/2029	496	490	484		0.10%
Nouryon Finance B.V.	(6) (12) (13)	First Lien Term Loan	S + 4.00%	9.42%	4/3/2028	1,493	1,495	1,499		0.31%
Spartech	(4) (6) (7)	First Lien Term Loan	S + 4.75%	10.07%	5/6/2028	3,920	3,920	3,158		0.67%
SupplyOne, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	2/1/2025	10,266	10,266	10,266		2.16%
Tronox Finance LLC	(6) (12) (13)	First Lien Term Loan	S + 3.50%	8.83%	8/16/2028	1,095	1,091	1,098		0.23%
Univar Solutions USA Inc.	(6) (12)	First Lien Term Loan	S + 4.00%	9.33%	8/1/2030	1,655	1,655	1,663		0.35%
Total Chemicals, Plastics, & Rubber							23,521	22,781		4.78%

Construction & Building
APi Group DE Inc.	(6) (12) (13)	First Lien Term Loan	S + 2.50%	7.94%	1/3/2029	1,500	1,498	1,505		0.32%
Gannett Fleming	(4) (6)	First Lien Term Loan	S + 6.60%	11.90%	12/20/2028	1,975	1,942	1,978		0.42%
Hyphen Solutions, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.93%	10/27/2026	6,860	6,827	6,802		1.43%
ICE USA Infrastructure	(4) (6) (13)	First Lien Term Loan	S + 5.75%	11.08%	3/15/2030	5,838	5,780	5,780		1.21%
Kodiak	(6) (12)	First Lien Term Loan	S + 3.25%	9.06%	3/17/2028	685	685	686		0.14%
MEI Rigging & Crating	(4) (6)	First Lien Term Loan	S + 6.50%	11.83%	6/29/2029	3,150	3,093	3,123		0.66%
MEI Rigging & Crating (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.83%	6/29/2029	501	(2)	(4)		—%
Quikrete Holdings, Inc.	(6) (12)	First Lien Term Loan	S + 2.25%	7.57%	3/19/2029	1,492	1,495	1,495		0.31%
SPI LLC	(4) (6) (7)	First Lien Term Loan	S + 5.00%	10.43%	12/21/2027	6,860	6,789	6,860		1.44%
Tencate	(4) (6) (7)	First Lien Term Loan	S + 4.00%	9.31%	2/21/2031	6,217	6,186	6,188		1.30%
Tencate (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 4.00%	9.31%	2/21/2031	1,361	—	(6)		—%
Vertex Service Partners	(4) (6)	First Lien Term Loan	S + 5.50%	10.82%	11/8/2030	1,230	1,212	1,212		0.25%
Vertex Service Partners (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.50%	10.82%	11/8/2030	2,369	1,070	1,041		0.22%
WSB Engineering Holdings Inc.	(4) (6)	First Lien Term Loan	S + 6.00%	11.34%	8/31/2029	1,635	1,613	1,612		0.34%
WSB Engineering Holdings Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.34%	8/31/2029	1,094	758	750		0.16%
Total Construction & Building							38,946	39,022		8.20%

Consumer Goods: Durable
Freedom U.S. Acquisition Corporation	(4) (6)	First Lien Term Loan	S + 5.75%	11.15%	9/30/2024	6,960	6,960	6,844		1.43%
MITER Brands (MIWD Holdco II LLC)	(6) (12)	First Lien Term Loan	S + 3.50%	8.93%	3/21/2031	500	497	503		0.11%
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7)	First Lien Term Loan	S + 6.00%	10.42% (Cash) 1.00% (PIK)	11/2/2026	6,629	6,549	6,234		1.31%
SmartSign	(4) (6)	First Lien Term Loan	S + 5.50%	10.93%	9/7/2028	2,019	2,004	1,997		0.42%
SmartSign	(4) (6)	First Lien Term Loan	S + 5.75%	11.17%	9/7/2028	1,527	1,501	1,524		0.32%
SRAM LLC	(6) (12)	First Lien Term Loan	S + 1.75%	8.19%	5/18/2028	1,213	1,216	1,214		0.26%
Topgolf Callaway Brands Corp	(6) (12) (13)	First Lien Term Loan	S + 3.00%	8.33%	3/15/2030	1,474	1,475	1,477		0.31%
Total Consumer Goods: Durable							20,202	19,793		4.16%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.48%	1/16/2026	6,857	6,844	6,721		1.41%
Clarios Global LP (f/k/a Johnson Controls Inc)	(6) (12) (13)	First Lien Term Loan	S + 3.00%	8.33%	5/6/2030	998	998	1,001		0.21%
Elevation Labs	(4) (6)	First Lien Term Loan	S + 5.75%	11.00%	6/30/2028	1,299	1,289	1,280		0.27%
Elevation Labs (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.00%	6/30/2028	599	178	171		0.04%
Image International Intermediate Holdco II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.96%	7/10/2025	6,992	6,978	6,907		1.45%
Market Performance Group	(4) (6)	First Lien Term Loan	S + 5.25%	10.56%	1/8/2030	3,712	3,676	3,677		0.77%
Market Performance Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.25%	10.56%	1/8/2030	908	—	(8)		—%
Perrigo Company plc	(6) (10) (12) (13)	First Lien Term Loan	S + 2.25%	7.68%	4/20/2029	1,744	1,743	1,741		0.37%
Protective Industrial Products (“PIP”)	(4) (6)	First Lien Term Loan	S + 4.00%	9.44%	12/29/2027	1,596	1,590	1,595		0.34%
Protective Industrial Products (“PIP”)	(4) (6)	First Lien Term Loan	S + 5.00%	10.44%	12/29/2027	1,339	1,293	1,353		0.28%
Revision Buyer LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,202	10,045	10,202		2.14%
Ultima Health Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,331	1,310	1,334		0.28%
US Foods, Inc	(6) (12) (13)	First Lien Term Loan	S + 2.00%	7.32%	11/22/2028	1,250	1,254	1,257		0.26%
Total Consumer Goods: Non-Durable							37,198	37,231		7.82%

Containers, Packaging & Glass
New ILC Dover, Inc.	(4) (6) (7)	First Lien Term Loan	S + 5.25%	10.68%	2/2/2026	6,857	6,851	6,857		1.44%
Oliver Packaging	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	1,326	1,306	1,256		0.26%
Online Labels Group	(4) (6)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	977	967	972		0.20%
Online Labels Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	119	—	(1)		—%
Online Labels Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	119	—	(1)		—%
PG Buyer, LLC	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,247	8,247	8,247		1.73%
Proampac	(4) (6) (7)	First Lien Term Loan	S + 4.00%	9.30%	9/15/2028	3,990	3,990	4,017		0.84%
Total Containers, Packaging & Glass							21,361	21,347		4.47%

Energy: Electricity
Covanta Holding Corp	(6) (12) (13)	First Lien Term Loan	S + 2.50%	7.83%	11/30/2028	692	690	692		0.15%
Covanta Holding Corp	(6) (12) (13)	First Lien Term Loan	S + 2.50%	7.83%	11/30/2028	53	53	53		0.01%
National Power	(4) (6)	First Lien Term Loan	S + 6.00%	11.34%	10/22/2029	1,482	1,460	1,460		0.31%
National Power (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.34%	10/22/2029	799	(2)	(11)		—%
Total Energy: Electricity							2,201	2,194		0.47%

Energy: Oil & Gas
Marco APE Opco Holdings, LLC	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	10,263	9,874	9,401		1.98%
Total Energy: Oil & Gas							9,874	9,401		1.98%

Environmental Industries
Contract Land Staff	(4) (6)	First Lien Term Loan	S + 5.00%	10.31%	3/27/2030	6,685	6,618	6,619		1.39%
Contract Land Staff (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	10.31%	3/27/2030	2,674	(7)	(27)		(0.01)%
GFL Environmental	(6) (10) (12) (13)	First Lien Term Loan	S + 2.50%	7.82%	5/31/2027	1,992	2,000	2,002		0.42%
Impact Environmental Group	(4) (6)	First Lien Term Loan	S + 6.00%	11.41%	3/23/2029	2,071	2,033	2,074		0.44%
Impact Environmental Group (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.00%	11.41%	3/23/2029	967	963	969		0.20%
Impact Environmental Group (Delayed Draw) (Incremental)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.41%	3/23/2029	1,714	677	688		0.14%
Impact Environmental Group (Incremental)	(4) (6)	First Lien Term Loan	S + 6.00%	11.41%	3/23/2029	424	417	425		0.09%
North Haven Stack Buyer, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.71%	7/16/2027	6,859	6,838	6,960		1.46%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(4) (6)	First Lien Term Loan	S + 5.25%	10.66%	8/31/2028	814	808	784		0.16%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(4) (6)	First Lien Term Loan	S + 6.25%	11.56%	7/3/2029	3,411	3,364	3,365		0.71%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.56%	7/3/2029	2,571	440	410		0.09%
Total Environmental Industries							24,151	24,269		5.09%

Healthcare & Pharmaceuticals
Brightspring Health (aka Phoenix Gurantor Inc.)	(6) (12) (13)	First Lien Term Loan	S + 3.25%	8.58%	2/21/2031	1,250	1,238	1,235		0.26%
Health Management Associates	(4) (6)	First Lien Term Loan	S + 6.25%	11.69%	3/30/2029	3,355	3,296	3,346		0.70%
Health Management Associates (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.69%	3/30/2029	607	180	189		0.04%
Heartland Veterinary Partners LLC (Delayed Draw) (Incremental)	(4) (11)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	5,000	—	(125)		(0.03)%
Heartland Veterinary Partners LLC (Delayed Draw) (Incremental)	(4)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	5,000	5,000	4,875		1.02%
Heartland Veterinary Partners LLC (Incremental)	(4)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	1,000	987	975		0.20%
Jazz Pharmaceuticals plc	(6) (10) (12) (13)	First Lien Term Loan	S + 3.00%	8.44%	5/5/2028	1,989	1,994	2,001		0.42%
Medline (AKA Mozart Borrower LP)	(6) (12)	First Lien Term Loan	S + 3.25%	8.44%	10/23/2028	2,119	2,121	2,126		0.45%
New You Bariatric Group, LLC	(4) (6)	First Lien Term Loan	S + 5.25%	10.75% (PIK)	8/26/2024	7,059	7,059	3,458		0.73%
Organon & Co	(6) (12) (13)	First Lien Term Loan	S + 3.00%	8.43%	6/2/2028	2,000	2,007	2,010		0.42%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(4) (6)	First Lien Term Loan	S + 5.75%	11.18%	10/5/2029	2,236	2,195	2,210		0.46%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.18%	10/5/2029	732	466	458		0.10%
Select Medical Corporation	(6) (12) (13)	First Lien Term Loan	S + 3.00%	8.33%	3/6/2027	1,948	1,954	1,953		0.41%
Southern Veterinary Partners	(4) (6) (7)	First Lien Term Loan	S + 4.00%	9.44%	10/5/2027	1,877	1,872	1,872		0.39%
Team Services Group	(4) (6)	First Lien Term Loan	S + 5.00%	10.58%	12/20/2027	3,324	3,308	3,310		0.70%
Thorne HealthTech	(4) (6)	First Lien Term Loan	S + 6.00%	11.06%	10/16/2030	2,781	2,755	2,754		0.58%
TIDI Products	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.83%	12/19/2029	4,554	4,511	4,537		0.95%
TIDI Products (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.50%	10.83%	12/19/2029	1,201	—	(4)		—%
US Radiology Specialists, Inc.	(6) (7) (12)	First Lien Term Loan	S + 5.25%	10.70%	12/15/2027	1,859	1,792	1,864		0.39%
W2O Holdings, Inc.(Delayed Draw)	(4) (6)	First Lien Term Loan	S + 4.75%	10.05%	6/12/2026	6,859	6,859	6,743		1.42%
Wellspring Pharmaceutical	(4) (6)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	4,044	3,980	3,981		0.84%
Wellspring Pharmaceutical (Delayed Draw)	(4)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	1,881	1,869	1,851		0.39%
Young Innovations	(4) (6) (7)	First Lien Term Loan	S + 5.75%	11.07%	12/3/2029	6,850	6,785	6,784		1.43%
Young Innovations (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.75%	11.07%	12/3/2029	1,431	—	(14)		—%
Total Healthcare & Pharmaceuticals							62,228	58,389	0	12.27%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(4) (6)	First Lien Term Loan	S + 6.00%	11.31%	6/13/2029	2,210	2,170	2,192		0.46%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.31%	6/13/2029	891	(4)	(7)		—%
Ahead Data Blue LLC	(4) (6)	First Lien Term Loan	S + 4.25%	9.56%	2/1/2031	1,882	1,864	1,864		0.39%
AppLovin Corp.	(6) (12) (13)	First Lien Term Loan	S + 2.50%	7.83%	8/16/2030	665	663	665		0.14%
Evergreen Services Group II	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.31%	10/4/2030	3,315	3,267	3,305		0.69%
Evergreen Services Group II (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.25%	11.31%	10/4/2030	2,677	2,440	2,438		0.51%
II-VI Inc.	(6) (12) (13)	First Lien Term Loan	S + 2.75%	8.19%	7/2/2029	1,211	1,215	1,215		0.26%
Infinite Electronics (Incremental)	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.83%	3/2/2028	1,962	1,915	1,900		0.40%
Infobase Acquisition, Inc.	(4) (6)	First Lien Term Loan	S + 5.50%	10.98%	6/14/2028	729	724	727		0.15%
Informatica LLC	(6) (12) (13)	First Lien Term Loan	S + 2.75%	8.19%	10/27/2028	1,990	1,997	1,994		0.42%
Instructure Holdings Inc	(6) (12) (13)	First Lien Term Loan	S + 2.75%	8.35%	10/30/2028	994	996	995		0.21%
ITSavvy LLC	(4) (6)	First Lien Term Loan	S + 5.25%	10.89%	8/8/2028	1,771	1,757	1,771		0.37%
ITSavvy LLC (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.25%	10.89%	8/8/2028	239	201	203		0.04%
MKS Instruments Inc.	(6) (12) (13)	First Lien Term Loan	S + 2.50%	7.82%	8/17/2029	1,480	1,482	1,483		0.31%
Quickbase	(4) (6)	First Lien Term Loan	S + 4.00%	9.30%	10/2/2028	5,615	5,588	5,588		1.17%
Red Ventures LLC	(6) (12)	First Lien Term Loan	S + 3.00%	8.33%	3/3/2030	1,368	1,365	1,364		0.29%
Specialist Resources Global Inc (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	10.33%	9/23/2027	11,790	(29)	—		—%
Specialist Resources Global Inc. (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 5.00%	10.33%	9/23/2027	6,858	6,858	6,858		1.44%
Specialist Resources Global Inc. (Incremental)	(4) (6)	First Lien Term Loan	S + 5.00%	10.33%	9/23/2027	1,335	1,322	1,335		0.28%
UPC Finance Partnership	(6) (12) (13)	First Lien Term Loan	S + 3.00%	8.44%	1/31/2029	1,250	1,244	1,247		0.26%
Velosio	(4) (6) (7)	First Lien Term Loan	S + 5.25%	10.58%	3/1/2030	5,522	5,468	5,468		1.15%
Velosio (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.25%	10.58%	3/1/2030	1,135	—	(11)		—%
Worldpay (GTCR W Merger Sub LLC)	(6) (12) (13)	First Lien Term Loan	S + 3.00%	8.31%	1/31/2031	1,840	1,846	1,849		0.39%
Total High Tech Industries							44,349	44,443		9.33%

Hotel, Gaming & Leisure
Cinemark USA Inc.	(6) (12) (13)	First Lien Term Loan	S + 3.75%	9.05%	5/24/2030	1,742	1,747	1,751		0.37%
Delta 2	(6) (10) (12) (13)	First Lien Term Loan	S + 2.25%	7.56%	1/15/2030	1,250	1,255	1,253		0.26%
Fleet U.S. Bidco Inc. (Argus Media)	(6) (10) (12) (13)	First Lien Term Loan	S + 3.25%	8.58%	2/21/2031	225	224	225		0.05%
Total Hotel, Gaming & Leisure							3,226	3,229		0.68%

Media: Advertising, Printing & Publishing
Getty Images Inc	(6) (12)	First Lien Term Loan	S + 4.50%	9.91%	2/19/2026	494	496	494		0.10%
Viking Target, LLC	(4) (6)	First Lien Term Loan	S + 5.00%	10.56%	8/9/2026	6,031	6,025	6,031		1.27%
Total Media: Advertising, Printing & Publishing							6,521	6,525		1.37%

Media: Broadcasting & Subscription
DIRECTV (AKA DIRECTV Financing LLC)	(6) (12) (13)	First Lien Term Loan	S + 5.00%	10.44%	8/2/2027	178	177	179		0.04%
Gray Television, Inc.	(6) (12) (13)	First Lien Term Loan	S + 2.50%	7.94%	1/2/2026	500	498	495		0.10%
Nexstar Media Inc	(6) (12) (13)	First Lien Term Loan	S + 2.50%	7.94%	9/18/2026	1,750	1,751	1,752		0.37%
Virgin Media Bristol LLC	(6) (12) (13)	First Lien Term Loan	S + 3.25%	8.69%	1/31/2029	1,250	1,231	1,239		0.26%
Ziggo Financing Partnership	(6) (12) (13)	First Lien Term Loan	S + 2.50%	7.94%	4/30/2028	500	490	493		0.10%
Total Media: Media: Broadcasting & Subscription							4,147	4,158		0.87%

Media: Diversified & Production
Creative Artists Agency, LLC	(6) (12) (13)	First Lien Term Loan	S + 3.25%	8.58%	11/27/2028	500	499	501		0.11%
Total Media: Diversified & Production							499	501		0.11%

Metals and Mining
Arsenal AIC Parent LLC	(6) (12)	First Lien Term Loan	S + 3.75%	9.08%	8/18/2030	996	1,003	1,001		0.21%
Total Metals and Mining							1,003	1,001		0.21%

Retail
Amer Sports	(6) (12) (13)	First Lien Term Loan	S + 3.25%	8.58%	2/17/2031	300	298	301		0.06%
Total Retail							298	301		0.06%

Services: Business
ALKU Intermediate Holdings, LLC	(4) (6)	First Lien Term Loan	S + 6.25%	11.58%	5/23/2029	2,705	2,656	2,731		0.57%
Aramsco	(4) (6) (7)	First Lien Term Loan	S + 4.75%	10.06%	10/10/2030	2,980	2,923	2,980		0.63%
Aramsco (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 4.75%	10.06%	10/10/2030	520	—	—		—%
ARMstrong	(4) (6)	First Lien Term Loan	S + 6.25%	11.66%	10/8/2029	2,989	2,947	2,976		0.63%
ARMstrong (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.66%	10/8/2029	1,007	(7)	(4)		—%
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,775	2,731	2,668		0.56%
Class Valuation	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	439	415		0.09%
Colibri (McKissock LLC)	(6) (7) (12)	First Lien Term Loan	S + 5.00%	10.38%	3/12/2029	5,985	5,842	6,013		1.26%
CrossCountry Consulting	(4) (6) (7)	First Lien Term Loan	S + 5.75%	11.17%	6/1/2029	1,376	1,354	1,390		0.29%
CrossCountry Consulting (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.75%	11.17%	6/1/2029	560	(4)	6		—%
CV Intermediate Holdco Corp.	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,892	9,333		1.96%
Evergreen Services Group	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.66%	6/15/2029	4,017	3,952	3,962		0.83%
Evergreen Services Group (Delayed Draw)	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.66%	6/15/2029	961	953	948		0.20%
HireRight	(4) (6)	First Lien Term Loan	S + 4.00%	9.33%	9/27/2030	5,969	5,910	5,910		1.24%
ICON Publishing Ltd	(6) (10) (12) (13)	First Lien Term Loan	S + 2.00%	7.31%	7/3/2028	313	314	314		0.07%
ICON Publishing Ltd	(6) (10) (12) (13)	First Lien Term Loan	S + 2.00%	7.31%	7/3/2028	78	78	78		0.02%
Image First	(4) (6)	First Lien Term Loan	S + 4.25%	9.57%	4/27/2028	6,777	6,762	6,761		1.41%
Image First (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 4.25%	9.57%	4/27/2028	126	—	—		—%
Ingram Micro Inc	(6) (12)	First Lien Term Loan	S + 3.00%	8.57%	6/30/2028	1,375	1,378	1,379		0.29%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.56%	8/1/2029	2,425	2,391	2,415		0.51%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.25%	11.56%	8/1/2029	2,341	296	292		0.06%
Kofile, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.75% (PIK)	7/29/2026	10,354	10,354	9,550		2.01%
KRIV Acquisition, Inc	(4) (6)	First Lien Term Loan	S + 6.50%	11.80%	7/6/2029	5,208	5,073	5,063		1.06%
KRIV Acquisition, Inc (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.80%	7/6/2029	779	(9)	(22)		—%
Micronics	(4)	Subordinated Debt	S + 5.25%	10.84%	2/17/2027	1,880	1,846	1,845		0.39%
OMNIA Partners	(6) (7) (12)	First Lien Term Loan	S + 3.75%	9.07%	7/25/2030	1,496	1,483	1,505		0.32%
Open Text Corp	(6) (10) (12) (13)	First Lien Term Loan	S + 2.75%	8.18%	1/31/2030	2,151	2,155	2,158		0.45%
Phaidon International	(4) (6) (10) (13)	First Lien Term Loan	S + 5.50%	10.93%	8/22/2029	6,451	6,401	6,375		1.34%
Propark Mobility	(4) (6)	First Lien Term Loan	S + 6.25%	11.40%	1/31/2029	2,519	2,478	2,523		0.53%
Propark Mobility (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.40%	1/31/2029	1,156	472	492		0.10%
Red Dawn SEI Buyer, Inc.	(4)	Subordinated Debt	S + 8.25%	13.56%	11/23/2026	6,650	6,650	6,650		1.40%
Red Dawn SEI Buyer, Inc. (Incremental)	(4)	Subordinated Debt	S + 8.50%	13.91%	11/20/2026	3,350	3,350	3,350		0.70%
System One	(4) (6) (7)	First Lien Term Loan	S + 4.00%	9.46%	3/2/2028	228	228	228		0.05%
Tempo Acquisition LLC	(6) (12) (13)	First Lien Term Loan	S + 2.75%	8.08%	8/31/2028	1,968	1,973	1,977		0.42%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S + 6.25%	11.71%	5/25/2029	594	590	588		0.12%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S + 6.00%	11.71%	5/25/2029	2,955	2,931	2,926		0.61%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.00%	11.71%	5/25/2029	2,963	2,963	2,933		0.62%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.25%	11.71%	5/25/2029	396	396	392		0.08%
Vistage	(4) (6) (7)	First Lien Term Loan	S + 4.75%	10.05%	7/13/2029	3,491	3,474	3,474		0.73%
Total Services: Business							103,615	102,574		21.55%

Services: Consumer
360 Training	(4) (6)	First Lien Term Loan	S + 5.00%	10.33%	8/2/2028	3,062	3,032	3,033		0.64%
360 Training (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	10.33%	8/2/2028	2,734	—	(27)		(0.01)%
A Place for Mom, Inc.	(4) (6)	First Lien Term Loan	S + 4.50%	9.94%	2/10/2026	6,830	6,830	6,785		1.43%
COP Exterminators Acquisition, Inc.	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	653	637	637		0.13%
COP Exterminators Acquisition, Inc. (Delayed Draw)	(4) (11)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	503	412	406		0.09%
Excel Fitness	(4) (6)	First Lien Term Loan	S + 5.25%	10.70%	4/27/2029	5,910	5,854	5,813		1.22%
Legacy Service Partners, LLC (“LSP”)	(4) (6)	First Lien Term Loan	S + 6.50%	11.96%	1/9/2029	4,054	3,986	4,095		0.86%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.50%	11.96%	1/9/2029	1,890	1,882	1,909		0.40%
NearU	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	4,928	4,894	4,603		0.97%
NearU (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	920	—	(61)		(0.01)%
NearU (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	1,000	—	(66)		(0.01)%
Norton Lifelock Inc.	(6) (12) (13)	First Lien Term Loan	S + 2.00%	7.43%	9/12/2029	374	374	374		0.08%
Perennial Services, Group, LLC	(4) (6)	First Lien Term Loan	S + 6.00%	11.44%	9/7/2029	1,689	1,666	1,682		0.35%
Perennial Services, Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.00%	11.44%	9/7/2029	1,511	1,508	1,505		0.32%
Prime Security Services	(6) (12) (13)	First Lien Term Loan	S + 2.50%	7.83%	10/13/2030	1,731	1,724	1,734		0.36%
Wrench Group	(4) (6) (7)	First Lien Term Loan	S + 4.00%	9.57%	10/30/2028	3,978	3,968	3,969		0.83%
Total Services: Consumer							36,767	36,391		7.65%

Sovereign & Public Finance
LMI Renaissance	(4) (6)	First Lien Term Loan	S + 5.50%	10.84%	7/18/2028	6,295	6,181	6,269		1.32%
Total Sovereign & Public Finance							6,181	6,269		1.32%

Telecommunications
Arise Holdings Inc.	(4) (6)	First Lien Term Loan	S + 4.25%	9.57%	12/9/2025	6,857	6,827	6,511		1.37%
Iridium Satellite LLC	(6) (12) (13)	First Lien Term Loan	S + 2.50%	7.83%	9/20/2030	2,065	2,066	2,066		0.43%
Mobile Communications America Inc (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.31%	10/16/2029	1,463	(10)	(18)		—%
Mobile Communications America Inc	(4) (6)	First Lien Term Loan	S + 6.00%	11.31%	10/16/2029	4,525	4,461	4,469		0.94%
Total Telecommunications							13,344	13,028		2.74%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(4) (6)	First Lien Term Loan	S + 6.00%	11.46%	12/23/2026	5,910	5,828	5,700		1.20%
Kenco Group, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.00%	10.29%	11/15/2029	850	(14)	—		—%
Kenco Group, Inc.	(4) (6)	First Lien Term Loan	S + 5.00%	10.29%	11/15/2029	5,086	5,000	5,086		1.07%
Uber Technologies Inc	(6) (12) (13)	First Lien Term Loan	S + 2.75%	8.08%	3/3/2030	991	994	997		0.21%
Total Transportation: Cargo							11,808	11,783		2.48%

Transportation: Consumer
Air Canada	(6) (10) (12) (13)	First Lien Term Loan	S + 2.50%	7.83%	3/14/2031	2,065	2,060	2,071		0.44%
Alternative Logistics Technologies Buyer, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.83%	2/14/2031	3,912	3,875	3,874		0.81%
Alternative Logistics Technologies Buyer, LLC (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.50%	10.83%	2/14/2031	1,118	—	(11)		—%
American Student Transportaton Partners, Inc	(4)	Subordinated Debt	N/A	6.00% (Cash) 8.50% (PIK)	9/11/2029	1,640	1,600	1,569		0.33%
United Airlines Inc	(6) (12) (13)	First Lien Term Loan	S + 2.75%	8.08%	2/22/2031	2,220	2,218	2,226		0.47%
WestJet Airlines	(6) (10) (12) (13)	First Lien Term Loan	S + 3.75%	9.07%	2/14/2031	1,440	1,430	1,442		0.30%
Total Transportation: Consumer							11,183	11,171		2.35%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (6)	First Lien Term Loan	S + 6.25%	11.68%	4/3/2030	2,526	2,481	2,509		0.53%
Pinnacle Supply Partners, LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.68%	4/3/2030	1,455	(11)	(10)		—%
Vistra Operations Co	(6) (12) (13)	First Lien Term Loan	S + 2.75%	8.08%	3/20/2031	600	597	600		0.13%
Total Utilities: Electric							3,067	3,099		0.66%

Utilities: Water
USA Water	(4) (6)	First Lien Term Loan	S + 4.75%	10.06%	2/21/2031	6,980	6,914	6,912		1.45%
USA Water (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 4.75%	10.06%	2/21/2031	2,684	—	(26)		(0.01)%
Total Utilities: Water							6,914	6,886		1.44%

Wholesale
Industrial Service Group	(4) (6)	First Lien Term Loan	S + 6.25%	11.56%	12/7/2028	2,448	2,407	2,463		0.52%
Industrial Service Group (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.25%	11.56%	12/7/2028	1,274	1,269	1,282		0.27%
Industrial Service Group (Delayed Draw) (Incremental)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.56%	12/7/2028	2,255	1,588	1,564		0.33%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(4) (6)	First Lien Term Loan	S + 6.50%	11.96%	1/19/2029	4,572	4,496	4,578		0.96%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.96%	1/19/2029	1,139	(18)	2		—%
New Era Technology, Inc	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.71%	10/31/2026	6,706	6,689	6,541		1.37%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S + 6.50%	11.92%	12/15/2025	6,528	6,527	6,179		1.30%
Total Wholesale							22,958	22,609		4.75%

Total Debt Investments							621,106	613,926		128.98%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialist, Inc)	(4) (8) (9)	Class A-1 Units	9/1/2023	1,180,000	1,180	1,434	0.30%
Clarity Innovations, Inc.	(4) (8)	Partnership Interests	12/8/2023	77,000	76	79	0.02%
Total Aerospace & Defense					1,256	1,513	0.32%

Banking, Finance, Insurance, Real Estate
Arax Investment Partners	(4) (8) (13)	Limited Partnership Interest	2/28/2024	1,117,012	1,121	1,117	0.23%
Inszone	(4) (8) (13)	Partnership Interests	11/30/2023	80,208	77	86	0.02%
Total Banking, Finance, Insurance, Real Estate					1,198	1,203	0.25%

Beverage, Food & Tobacco
Fresh Edge - Common	(4) (8)	Class B Common Units	10/3/2022	454	—	31	0.01%
Fresh Edge - Preferred	(4) (8)	Class A Preferred Units	10/3/2022	454	454	526	0.11%
Marlin Coinvest LP	(4) (8) (13)	Limited Partnership Interests	5/9/2023	200,000	200	240	0.05%
Spice World	(4) (8)	LLC Common Units	3/31/2022	1,000	126	141	0.03%
Sugar PPC Holdings LLC	(4) (8) (13)	Parent Units	9/29/2023	2,000	200	242	0.05%
Tech24	(4) (8)	Company Unit	10/5/2023	200	200	206	0.04%
Total Beverage, Food & Tobacco					1,180	1,386	0.29%

Capital Equipment
EFC Holdings, LLC	(4) (8) (13)	Class A Common Units	3/1/2023	114	46	92	0.02%
EFC Holdings, LLC	(4) (8) (13)	Series A Preferred Units	3/1/2023	114	114	124	0.03%
Total Capital Equipment					160	216	0.05%

Chemicals, Plastics & Rubber
Meyer Lab	(4) (8) (13)	Units	2/27/2024	849,000	849	849	0.18%
SupplyOne, Inc.	(4) (8)	LLC Common Units	3/31/2022	289	145	145	0.03%
Total Chemicals, Plastics & Rubber					994	994	0.21%

Construction & Building
Gannett Fleming	(4) (8)	Series F Units	5/26/2023	113,901	118	166	0.03%
Gannett Fleming	(4) (8) (9)	Limited Partnership Interests	12/20/2022	84,949	85	124	0.03%
Trench Plate Rental Co.	(4) (8)	Common Equity	3/31/2022	1,000	127	78	0.02%
Total Construction & Building					330	368	0.08%

Consumer Goods: Non-Durable
RVGD Aggregator LP (Revision Skincare)	(4) (8)	Limited Partnership Interests	3/31/2022	100	98	108	0.02%
Ultima Health Holdings, LLC	(4) (8)	Preferred Units	9/12/2022	11	130	139	0.03%
WCI Holdings LLC	(4) (8) (13)	Class A1 Units	2/6/2023	534,934	535	599	0.13%
Total Consumer Goods: Non-Durable					763	846	0.18%

Containers, Packaging & Glass
Oliver Packaging	(4) (8)	Class A Common Units	7/6/2022	6,710	671	398	0.08%
PG Aggregator, LLC	(4) (8) (13)	LLC Units	3/31/2022	100	109	124	0.03%
Total Containers, Packaging & Glass					780	522	0.11%

Healthcare & Pharmaceuticals
Health Management Associates	(4) (8)	Class A Common Units	3/30/2023	161,953	162	198	0.04%
Spectrum Science	(4) (8)	Limited Partner Interests	1/5/2024	235,000	252	235	0.05%
Total Healthcare & Pharmaceuticals					414	433	0.09%

High Tech Industries
ITSavvy LLC	(4) (8)	Class A Common Units	8/8/2022	119	119	314	0.07%
Netchex	(4) (8)	Limited Partnership Interest	3/28/2024	480,000	513	480	0.10%
Total High Tech Industries					632	794	0.17%

Services: Business
BroadcastMed Holdco, LLC	(4) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	606	0.13%
Class Valuation	(4) (8)	Class A Common Units	3/31/2022	1,038	105	25	0.01%
FCP-Cranium Holdings P/S A	(4) (8) (10) (13)	Class A Common Shares	9/11/2023	3,753,613	—	8	—%
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (10) (13)	Series A Preferred Shares	9/11/2023	10,256,410	389	430	0.08%
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (10) (13)	Series B Preferred Shares	9/11/2023	3,753,613	600	627	0.13%
Kofile, Inc.	(4) (8)	Class A-2 Common Units	3/31/2022	100	108	43	0.01%
KRIV Acquisition, Inc	(4) (8)	Class A Units	7/17/2023	200	200	186	0.04%
Smith System	(4) (8)	Common Units	12/13/2023	84,000	84	85	0.02%
Worldwide Clinical Trials	(4) (8)	Series A Preferred	12/12/2023	49	47	48	0.01%
Worldwide Clinical Trials	(4) (8)	Class A Interests	12/12/2023	7	74	75	0.02%
Total Services: Business					2,262	2,133	0.45%

Services: Consumer
AirX Climate Solutions Company	(4) (8)	Partnership Interests	11/7/2023	96	77	98	0.02%
COP Exterminators Investment, LLC	(4) (8)	Class A Units	7/31/2023	770,000	862	928	0.18%
Legacy Service Partners, LLC (“LSP”)	(4) (8)	Class B Units	1/9/2023	1,963	196	239	0.05%
NearU	(4) (7) (8)	Limited Partnership Interests	8/11/2022	1,419	142	93	0.02%
Perennial Services Investors LLC	(4) (8) (13)	Class A Units	9/8/2023	1,957	196	275	0.06%
Total Services: Consumer					1,473	1,633	0.33%

Sovereign & Public Finance
LMI Renaissance	(4) (8)	Limited Partnership Interests	6/30/2022	106,984	107	240	0.05%
Total Sovereign & Public Finance					107	240	0.05%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(4) (8)	Limited Partnership Interest	9/11/2023	77,974	80	63	0.01%
Total Transportation: Consumer					80	63	0.01%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (8)	Limited Partnership Units	4/3/2023	111,875	112	106	0.02%
Total Utilities: Electric					112	106	0.02%

Utilities: Water
USA Water	(4) (8) (13)	Common Units	2/21/2024	4,226	422	423	0.09%
Total Utilities: Water					422	423	0.09%

Total Equity Investments					12,163	12,873	2.70%

Portfolio Company (1) (2)	Interest Rate	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
Blackrock T-Fund Inst	5.20%	6,838	6,838	6,838	1.45%
First American Government Obligations Fund - Class Z	5.20%	13	13	13	—%
Total Cash Equivalents			6,851	6,851	1.45%

Total Investments			$640,120	$633,650	133.13%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2024. As of March 31, 2024, effective rates for 1M S, 3M S, 6M S and 12M S are 5.33%, 5.30%, 5.22% and 5.00%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $475,972 as of March 31, 2024.
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
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of March 31, 2024, the Fund held forty-five restricted securities with an aggregate fair value of $12,873, or 2.70% of the Fund’s net assets.
(9)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.
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
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of March 31, 2024, total non-qualifying assets at fair value represented 13.40% of the Fund's total assets calculated in accordance with the 1940 Act.

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
Precision Aviation Group	(4) (6)	First Lien Term Loan	S+ 5.75%	11.12%	12/21/2029	7,520	7,370	7,370	2.08%
Precision Aviation Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.75%	11.12%	12/21/2029	2,480	(25)	(49)	(0.01)%
Turbine Engine Specialist, Inc	(4)	Subordinated Debt	S+ 9.50%	14.96%	3/1/2029	1,973	1,925	1,937	0.54%
Total Aerospace & Defense							9,270	9,258	2.61%

Automotive
Adient US LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.25%	8.72%	4/13/2028	875	878	879	0.25%
Belron Finance US LLC	(6) (12)(13)	First Lien Term Loan	S+ 2.43%	8.07%	4/13/2028	871	874	874	0.24%
Randys Holdings, Inc	(4) (6) (7)	First Lien Term Loan	S+ 6.50%	11.88%	11/1/2028	3,957	3,888	3,907	1.10%
Randys Holdings, Inc (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.50%	11.88%	11/1/2028	1,332	—	(17)	—%
Total Automotive							5,640	5,643	1.59%

Banking, Finance, Insurance, Real Estate
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	11.25%	10/14/2028	5,972	5,924	5,836	1.65%
Ryan Specialty Group LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.46%	9/1/2027	1,245	1,248	1,247	0.35%
SS&C Technology Holdings Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.25%	7.71%	3/22/2029	297	298	298	0.08%
SS&C Technology Holdings Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.25%	7.71%	3/22/2029	177	177	177	0.05%
Total Banking, Finance, Insurance, Real Estate							7,647	7,558	2.13%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(4) (6) (10)(13)	First Lien Term Loan	S+ 6.25%	11.60%	9/25/2029	4,236	4,156	4,152	1.17%
Cold Spring Brewing Company	(4) (6)	First Lien Term Loan	S+ 4.75%	10.11%	12/19/2025	6,188	6,188	6,188	1.75%
Fortune International, LLC	(4) (6)	First Lien Term Loan	S+ 4.75%	10.20%	1/17/2026	6,878	6,839	6,812	1.92%
Fresh Edge	(4) (6)	Subordinated Debt	S+ 4.50% (Cash) + 5.13% (PIK)	15.20%	4/3/2029	2,954	2,888	2,886	0.81%
Harvest Hill Beverage Company	(4)	Subordinated Debt	S+ 9.00%	14.46%	2/28/2029	2,800	2,723	2,749	0.77%
Nonni's Foods, LLC	(4) (6)	First Lien Term Loan	S+ 5.50%	11.10%	3/1/2025	6,890	6,887	6,849	1.93%
Palmetto Acquisitionco, Inc.	(4) (6)	First Lien Term Loan	S+ 5.75%	11.10%	9/18/2029	3,348	3,292	3,291	0.93%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	11.10%	9/18/2029	1,217	294	277	0.08%
Sugar Foods	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	11.34%	10/2/2030	4,221	4,128	4,130	1.16%
Sugar Foods (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	11.34%	10/2/2030	1,173	(13)	(25)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Summit Hill Foods	(4) (6)	First Lien Term Loan	S+ 6.00%	11.39%	11/29/2029	2,893	2,850	2,850	0.80%
Sunny Sky Products	(4) (6)	First Lien Term Loan	S+ 5.25%	10.60%	12/23/2028	1,857	1,839	1,839	0.52%
Sunny Sky Products (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.25%	10.60%	12/23/2028	464	—	(4)	—%
SW Ingredients Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2026	10,179	10,179	9,898	2.79%
Total Beverage, Food & Tobacco							52,250	51,892	14.62%

Capital Equipment
Clarios Global LP (f/k/a Johnson Controls Inc)	(6) (10)(12)(13)	First Lien Term Loan	S+ 3.75%	9.11%	5/6/2030	998	998	1,001	0.28%
EFC Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,436	2,372	2,413	0.68%
GenServe LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	11.21%	6/30/2024	6,878	6,865	6,843	1.93%
Hayward Industries, Inc.	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.22%	5/30/2028	747	741	748	0.21%
Motion & Control Enterprises	(4) (6)	First Lien Term Loan	S+ 5.50%	11.03%	6/1/2028	1,600	1,581	1,581	0.45%
Motion & Control Enterprises (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.50%	11.03%	6/1/2028	4,400	2,691	2,643	0.74%
Ovation Holdings, Inc.	(4) (6)	First Lien Term Loan	S+ 6.25%	11.78%	2/3/2029	2,973	2,914	2,941	0.83%
Ovation Holdings, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.78%	2/3/2029	703	568	568	0.16%
RTH Buyer LLC (dba Rhino Tool House)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.97%	4/4/2029	2,673	2,623	2,651	0.75%
RTH Buyer LLC (dba Rhino Tool House) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.97%	4/4/2029	626	317	315	0.09%
Total Capital Equipment							21,670	21,704	6.12%

Chemicals, Plastics, & Rubber
Chroma Color Corporation (dba Chroma Color)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.41%	4/21/2029	1,744	1,712	1,712	0.49%
Chroma Color Corporation (dba Chroma Color) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.41%	4/21/2029	381	(3)	(7)	—%
INEOS US Finance LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.75%	9.21%	11/8/2027	497	497	500	0.14%
INEOS US Petrochem LLC	(6) (12)(13)	First Lien Term Loan	S+ 4.25%	9.71%	4/3/2029	874	874	869	0.24%
Kraton Polymers LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.25%	8.90%	3/15/2029	497	491	488	0.14%
Nouryon Finance B.V.	(6) (12)(13)	First Lien Term Loan	S+ 4.00%	9.35%	4/3/2028	747	744	751	0.21%
Spartech	(4) (6) (7)	First Lien Term Loan	S+ 4.75%	10.16%	5/6/2028	3,930	3,930	3,166	0.89%
SupplyOne, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	2/1/2025	10,227	10,227	10,227	2.88%
Tronox Finance LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.50%	8.85%	8/16/2028	1,000	996	1,001	0.28%
Total Chemicals, Plastics, & Rubber							19,468	18,707	5.27%

Construction & Building
Gannett Fleming	(4) (6)	First Lien Term Loan	S+ 6.60%	11.95%	12/20/2028	1,980	1,946	1,982	0.55%
Hyphen Solutions, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.98%	10/27/2026	6,877	6,839	6,752	1.90%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
MEI Rigging & Crating	(4) (6)	First Lien Term Loan	S+ 6.50%	11.86%	6/30/2029	3,158	3,097	3,130	0.88%
MEI Rigging & Crating (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.86%	6/30/2029	501	(2)	(4)	—%
Quikrete Holdings, Inc.	(6) (12)	First Lien Term Loan	S+ 2.75%	8.22%	3/19/2029	996	998	1,000	0.28%
SPI LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	10.46%	12/21/2027	6,878	6,800	6,878	1.94%
Summit Materials, LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.57%	12/14/2027	996	1,002	999	0.28%
Vertex Service Partners	(4) (6)	First Lien Term Loan	S+ 5.50%	10.90%	11/8/2030	1,230	1,212	1,212	0.34%
Vertex Service Partners (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.50%	10.90%	11/8/2030	2,369	586	558	0.16%
WSB Engineering Holdings Inc.	(4) (6)	First Lien Term Loan	S+ 6.00%	11.39%	8/31/2029	1,639	1,616	1,616	0.46%
WSB Engineering Holdings Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.39%	8/31/2029	1,096	(8)	(16)	—%
Total Construction & Building							24,086	24,107	6.79%

Consumer Goods: Durable
Copeland (Emerson Climate Technologies)	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.36%	5/31/2030	1,247	1,250	1,253	0.35%
Freedom U.S. Acquisition Corporation	(4) (6)	First Lien Term Loan	S+ 5.75%	11.25%	9/30/2024	6,980	6,980	6,935	1.96%
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	10.44% (Cash) 1.00% (PIK)	10/31/2026	6,630	6,586	6,294	1.77%
SRAM LLC	(6) (12)	First Lien Term Loan	S+ 2.75%	6.00%	5/18/2028	750	751	750	0.21%
Topgolf Callaway Brands Corp	(6) (12)(13)	First Lien Term Loan	S+ 3.50%	8.96%	3/15/2030	497	499	498	0.14%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S+ 5.75%	11.22%	9/7/2028	1,531	1,503	1,518	0.43%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S+ 5.50%	10.98%	9/7/2028	2,024	2,008	1,989	0.56%
Total Consumer Goods: Durable							19,577	19,237	5.42%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	11.52%	1/17/2026	6,875	6,859	6,625	1.87%
Elevation Labs	(4) (6)	First Lien Term Loan	S+ 5.75%	11.23%	6/30/2028	1,302	1,292	1,215	0.34%
Elevation Labs (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	11.23%	6/30/2028	599	(2)	(40)	(0.01)%
Image International Intermediate Holdco II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	11.03%	7/10/2024	6,992	6,967	6,882	1.94%
Perrigo Company plc	(6) (12)(13)	First Lien Term Loan	S+ 2.25%	7.71%	4/20/2029	999	998	999	0.28%
Protective Industrial Products (“PIP”)	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	10.47%	12/29/2027	1,343	1,294	1,356	0.38%
Revision Buyer LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,176	10,013	10,176	2.87%
Ultima Health Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,326	1,304	1,303	0.37%
US Foods, Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.97%	11/22/2028	1,250	1,254	1,257	0.35%
Total Consumer Goods: Non-Durable							29,979	29,773	8.39%

Containers, Packaging & Glass
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
New ILC Dover, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 5.25%	10.70%	1/31/2026	6,875	6,868	6,875	1.95%
Oliver Packaging	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	1,326	1,305	1,255	0.35%
Online Labels Group	(4) (6)	First Lien Term Loan	S+ 5.25%	10.61%	12/19/2029	979	969	969	0.27%
Online Labels Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.25%	10.61%	12/19/2029	119	—	(1)	—%
Online Labels Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.25%	10.61%	12/19/2029	119	—	(1)	—%
PG Buyer, LLC	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,215	8,215	8,215	2.32%
Total Containers, Packaging & Glass							17,357	17,312	4.89%

Energy: Electricity
Covanta Holding Corp	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.86%	11/30/2028	53	53	53	0.01%
Covanta Holding Corp	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.86%	11/30/2028	694	692	695	0.20%
National Power	(4) (6)	First Lien Term Loan	S+ 6.00%	11.36%	10/20/2029	1,485	1,463	1,464	0.41%
National Power (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.36%	10/20/2029	799	(2)	(11)	—%
Total Energy: Electricity							2,206	2,201	0.62%

Energy: Oil & Gas
Dresser Utility Solutions, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.71%	9/30/2025	3,438	3,438	3,438	0.97%
Dresser Utility Solutions, LLC (Incremental)	(4) (6)	First Lien Term Loan	S+ 4.00%	9.46%	10/1/2025	3,437	3,408	3,402	0.96%
Marco APE Opco Holdings, LLC	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	9,888	9,467	8,927	2.51%
Total Energy: Oil & Gas							16,313	15,767	4.44%

Environmental Industries
GFL Environmental	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.91%	5/31/2027	1,247	1,251	1,253	0.35%
Impact Environmental Group	(4) (6)	First Lien Term Loan	S+ 6.00%	11.28%	3/23/2029	2,076	2,037	2,059	0.58%
Impact Environmental Group (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.28%	3/23/2029	970	849	845	0.24%
Impact Environmental Group (Incremental)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.28%	3/23/2029	425	418	422	0.12%
Impact Environmental Group (Delayed Draw) (Incremental)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.28%	3/23/2029	1,716	(8)	(14)	—%
North Haven Stack Buyer, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	11.03%	7/16/2027	6,877	6,853	6,871	1.93%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(4) (6)	First Lien Term Loan	S+ 5.25%	10.73%	8/31/2028	816	810	800	0.23%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.65%	7/1/2029	3,420	3,370	3,371	0.95%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.65%	7/1/2029	2,571	(6)	(37)	(0.01)%
Total Environmental Industries							15,574	15,570	4.39%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value		% of Net Assets (5)

Healthcare & Pharmaceuticals
Grifols Worldwide Operations LTD	(6) (10)(12)(13)	First Lien Term Loan	S+ 2.00%	7.54%	11/15/2027	499	495	499		0.14%
Health Management Associates	(4) (6)	First Lien Term Loan	S+ 6.50%	11.73%	3/31/2029	3,364	3,302	3,334		0.94%
Health Management Associates (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.73%	3/31/2029	607	180	186		0.05%
Heartland Veterinary Partners LLC (Incremental)	(4)	Subordinated Debt	S+ 7.50%	12.96%	12/10/2027	1,000	985	987		0.28%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(4)	Subordinated Debt	S+ 7.50%	12.96%	12/10/2027	5,000	5,000	4,936		1.39%
Jazz Pharmaceuticals plc	(6) (10)(12)(13)	First Lien Term Loan	S+ 3.50%	8.97%	5/5/2028	1,244	1,246	1,251		0.35%
New You Bariatric Group, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.75%	8/26/2024	6,874	6,874	6,491		1.83%
Organon & Co	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.47%	6/2/2028	1,250	1,255	1,255		0.35%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(4) (6)	First Lien Term Loan	S+ 5.75%	11.21%	10/7/2029	2,242	2,199	2,215		0.62%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	11.21%	10/7/2029	733	467	459		0.13%
Select Medical Corporation	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.36%	3/6/2027	1,245	1,248	1,248		0.35%
Thorne HealthTech	(4) (6)	First Lien Term Loan	S+ 5.75%	11.10%	10/16/2030	2,788	2,761	2,763		0.78%
TIDI Products	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.86%	12/19/2029	4,566	4,521	4,520		1.27%
TIDI Products (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S+ 5.50%	10.86%	12/19/2029	1,201	—	(12)		—%
US Radiology Specialists, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 5.25%	10.75%	12/15/2027	1,863	1,793	1,851		0.52%
W2O Holdings, Inc.(Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 5.25%	10.82%	6/12/2026	6,877	6,877	6,877		1.94%
Wellspring Pharmaceutical	(4) (6)	First Lien Term Loan	S+ 5.75%	11.03%	8/22/2028	4,054	3,988	3,958		1.12%
Wellspring Pharmaceutical (Delayed Draw)	(4)	First Lien Term Loan	S+ 5.75%	11.03%	8/22/2028	1,885	1,873	1,841		0.52%
Young Innovations	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	11.09%	12/1/2029	6,867	6,799	6,801		1.92%
Young Innovations (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S+ 5.75%	11.09%	12/1/2029	1,431	—	(14)		—%
Total Healthcare & Pharmaceuticals							51,863	51,446	0	14.50%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.35%	6/13/2029	2,216	2,174	2,196		0.62%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.35%	6/13/2029	891	(4)	(8)		—%
Evergreen Services Group II	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	11.35%	10/4/2030	3,323	3,274	3,276		0.92%
Evergreen Services Group II (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	11.35%	10/4/2030	2,677	1,747	1,716		0.48%
GTCR W Merger Sub LLC (Worldpay)	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.33%	1/31/2031	340	338	342		0.10%
II-VI Inc.	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.22%	7/2/2029	726	728	730		0.21%
Infinite Electronics (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.88%	3/2/2028	1,967	1,917	1,901		0.54%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Infobase Acquisition, Inc.	(4) (6)	First Lien Term Loan	S+ 5.50%	10.93%	6/14/2028	731	725	725	0.20%
Infobase Acquisition, Inc. (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.50%	10.93%	6/14/2028	122	—	(1)	—%
Informatica LLC	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.22%	10/27/2028	1,245	1,250	1,249	0.35%
Instructure Holdings Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.68%	10/30/2028	996	999	1,002	0.28%
ITSavvy LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.89%	8/8/2028	1,775	1,761	1,775	0.50%
ITSavvy LLC (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.25%	10.89%	8/8/2028	239	201	203	0.06%
MKS Instruments Inc.	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.84%	8/17/2029	996	998	1,000	0.28%
Red Ventures LLC	(6) (12)	First Lien Term Loan	S+ 3.00%	8.36%	3/3/2030	872	870	871	0.25%
Specialist Resources Global Inc. (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 4.50%	10.46%	9/23/2027	6,876	6,876	6,876	1.94%
UPC Finance Partnership	(6) (10)(12)(13)	First Lien Term Loan	S+ 3.00%	8.48%	1/31/2029	500	489	499	0.14%
Total High Tech Industries							24,343	24,352	6.87%

Hotel, Gaming & Leisure
Cinemark USA Inc.	(6) (12)(13)	First Lien Term Loan	S+ 3.75%	9.14%	5/24/2030	996	997	998	0.28%
Delta 2	(6) (10)(12)(13)	First Lien Term Loan	S+ 2.25%	7.60%	1/15/2030	1,250	1,255	1,255	0.35%
Total Hotel, Gaming & Leisure							2,252	2,253	0.63%

Media: Advertising, Printing & Publishing
Getty Images Inc	(6) (12)	First Lien Term Loan	S+ 4.50%	9.95%	2/19/2026	496	498	499	0.14%
Viking Target, LLC	(4) (6)	First Lien Term Loan	S+ 5.00%	10.47%	8/9/2024	6,360	6,346	6,334	1.79%
Total Media: Advertising, Printing & Publishing							6,844	6,833	1.93%

Media: Broadcasting & Subscription
DIRECTV (AKA DIRECTV Financing LLC)	(6) (12)(13)	First Lien Term Loan	S+ 5.00%	10.65%	8/2/2027	379	375	379	0.11%
Gray Television, Inc.	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.96%	1/2/2026	500	498	500	0.14%
Nexstar Media Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.97%	9/18/2026	1,000	1,001	1,002	0.28%
Virgin Media Bristol LLC	(6) (10)(12)(13)	First Lien Term Loan	S+ 3.25%	8.73%	1/31/2029	1,250	1,230	1,250	0.35%
WideOpenWest Finance LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.35%	12/20/2028	497	493	462	0.13%
Ziggo Financing Partnership	(6) (10)(12)(13)	First Lien Term Loan	S+ 2.50%	7.98%	4/30/2028	500	490	499	0.14%
Total Media: Media: Broadcasting & Subscription							4,087	4,092	1.15%

Metals and Mining
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Arsenal AIC Parent LLC	(6) (12)	First Lien Term Loan	S+ 4.50%	9.86%	8/18/2030	499	501	502	0.14%
Total Metals and Mining							501	502	0.14%

Services: Business
ALKU Intermediate Holdings, LLC	(4) (6)	First Lien Term Loan	S+ 6.25%	11.61%	5/23/2029	2,711	2,660	2,688	0.75%
Aramsco	(4) (6) (7)	First Lien Term Loan	S+ 4.75%	10.10%	10/10/2030	2,980	2,921	2,923	0.82%
Aramsco (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 4.75%	10.10%	10/10/2030	520	—	(10)	—%
ARMstrong	(4) (6)	First Lien Term Loan	S+ 6.25%	11.70%	10/6/2029	2,996	2,953	2,954	0.83%
ARMstrong (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.70%	10/6/2029	1,007	(7)	(14)	—%
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,673	2,627	2,587	0.73%
Class Valuation	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	438	412	0.12%
Colibri (McKissock LLC)	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	10.38%	3/12/2029	6,000	5,853	6,007	1.69%
CrossCountry Consulting	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	11.21%	6/1/2029	1,379	1,356	1,387	0.39%
CrossCountry Consulting (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S+ 5.75%	11.21%	6/1/2029	560	(5)	3	—%
CV Intermediate Holdco Corp.	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,882	9,278	2.61%
Evergreen Services Group	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.70%	6/15/2029	4,027	3,959	3,948	1.11%
Evergreen Services Group (Delayed Draw)	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.70%	6/15/2029	963	955	945	0.27%
ICON Publishing Ltd	(6) (10)(12)(13)	First Lien Term Loan	S+ 2.25%	7.86%	7/3/2028	342	343	344	0.10%
ICON Publishing Ltd	(6) (12)	First Lien Term Loan	S+ 2.25%	7.86%	7/3/2028	85	86	86	0.02%
Ingram Micro T/L (09/23) TARGET FACILITY	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.61%	6/30/2028	875	876	879	0.25%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.60%	8/1/2029	2,431	2,395	2,396	0.68%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.25%	11.60%	8/1/2029	2,342	296	268	0.08%
Kofile, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.75% (PIK)	7/29/2026	10,308	10,308	9,720	2.74%
KRIV Acquisition, Inc	(4) (6)	First Lien Term Loan	S+ 6.50%	11.85%	7/6/2029	5,221	5,081	5,070	1.43%
KRIV Acquisition, Inc (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.85%	7/6/2029	779	(9)	(23)	(0.01)%
Micronics	(4)	Subordinated Debt	S+ 5.25%	10.00%	2/17/2027	1,880	1,842	1,843	0.52%
OMNIA Partners, LLC (Delayed Draw)	(6) (7) (11)(12)	First Lien Term Loan	S+ 4.25%	9.63%	7/25/2030	129	(1)	1	—%
OMNIA Partners, LLC	(6) (7) (12)	First Lien Term Loan	S+ 4.25%	9.63%	7/25/2030	1,371	1,358	1,381	0.39%
Open Text Corp	(6) (10)(12)(13)	First Lien Term Loan	S+ 2.75%	8.21%	1/31/2030	1,219	1,220	1,223	0.34%
Phaidon International	(4) (6) (10)(13)	First Lien Term Loan	S+ 5.50%	10.96%	8/22/2029	6,538	6,483	6,538	1.84%
Red Dawn SEI Buyer, Inc.	(4)	Subordinated Debt	S+ 8.25%	13.60%	11/26/2026	6,650	6,650	6,650	1.87%
Red Dawn SEI Buyer, Inc. (Incremental)	(4)	Subordinated Debt	S+ 8.50%	13.95%	11/26/2026	3,350	3,350	3,350	0.94%
Tempo Acquisition LLC	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.11%	8/31/2028	1,223	1,225	1,230	0.35%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Transit Buyer LLC (dba“Propark”)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.69%	1/31/2029	2,526	2,482	2,518	0.71%
Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.69%	1/31/2029	1,157	472	488	0.14%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S+ 6.25%	11.78%	5/27/2029	596	592	588	0.17%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S+ 6.25%	11.75%	5/27/2029	2,963	2,938	2,925	0.82%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.78%	5/27/2029	2,970	2,970	2,932	0.83%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.78%	5/27/2029	397	397	392	0.11%
Total Services: Business							84,946	83,907	23.64%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	11.68%	8/16/2028	4,941	4,904	4,618	1.30%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	11.68%	8/16/2028	920	—	(60)	(0.02)%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	11.68%	8/16/2028	1,000	—	(65)	(0.02)%
A Place for Mom, Inc.	(4) (6)	First Lien Term Loan	S+ 4.50%	9.97%	2/10/2026	6,851	6,851	6,764	1.90%
COP Exterminators Acquisition, Inc.	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	647	630	630	0.18%
COP Exterminators Acquisition, Inc. (Delayed Draw)	(4) (11)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	503	(6)	(13)	—%
Excel Fitness	(4) (6)	First Lien Term Loan	S+ 5.25%	10.75%	4/29/2029	5,925	5,867	5,769	1.63%
Norton Lifelock Inc.	(6) (12)(13)	First Lien Term Loan	S+ 2.00%	7.46%	9/12/2029	467	467	468	0.13%
Legacy Service Partners, LLC (“LSP”)	(4) (6)	First Lien Term Loan	S+ 6.50%	12.00%	1/9/2029	4,065	3,993	4,122	1.16%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	12.00%	1/9/2029	1,894	1,579	1,615	0.46%
Perennial Services, Group, LLC	(4) (6)	First Lien Term Loan	S+ 6.00%	11.49%	9/8/2029	1,693	1,669	1,668	0.47%
Perennial Services, Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.49%	9/8/2029	1,515	1,512	1,493	0.42%
Prime Security Services	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.84%	10/14/2030	735	728	738	0.21%
Total Services: Consumer							28,194	27,747	7.82%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.90%	7/18/2028	734	722	737	0.21%
LMI Consulting, LLC (LMI) (Incremental)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.89%	7/18/2028	2,955	2,874	2,968	0.83%
Total Sovereign & Public Finance							3,596	3,705	1.04%

Telecommunications
Arise Holdings Inc.	(4) (6)	First Lien Term Loan	S+ 4.25%	9.73%	12/9/2025	6,875	6,840	6,452	1.83%
Iridium Satellite LLC	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.86%	9/20/2030	1,000	1,002	1,004	0.28%
Mobile Communications America Inc	(4) (6)	First Lien Term Loan	S+ 6.00%	11.35%	10/16/2029	4,537	4,470	4,472	1.26%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Mobile Communications America Inc (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.35%	10/16/2029	1,463	(11)	(21)	(0.01)%
Total Telecommunications							12,301	11,907	3.36%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.53%	12/23/2026	5,925	5,835	5,770	1.62%
Kenco Group, Inc.	(4) (6)	First Lien Term Loan	S+ 5.00%	10.39%	11/15/2029	5,099	5,010	5,099	1.44%
Kenco Group, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.00%	10.39%	11/15/2029	850	(14)	—	—%
Uber Technologies Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.13%	3/3/2030	995	997	998	0.28%
Total Transportation: Cargo							11,828	11,867	3.34%

Transportation: Consumer
Air Canada	(6) (12)(13)	First Lien Term Loan	S+ 3.50%	9.14%	8/11/2028	996	999	1,001	0.28%
American Student Transportaton Partners, Inc	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.50% (PIK)	9/11/2029	1,606	1,564	1,564	0.44%
United Airlines Inc	(6) (12)(13)	First Lien Term Loan	S+ 3.75%	9.22%	4/21/2028	1,245	1,250	1,251	0.36%
Total Transportation: Consumer							3,813	3,816	1.08%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (6)	First Lien Term Loan	S+ 6.00%	11.47%	4/3/2030	2,533	2,486	2,515	0.71%
Pinnacle Supply Partners, LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.47%	4/3/2030	1,455	(12)	(10)	—%
Total Utilities: Electric							2,474	2,505	0.71%

Wholesale
CDI AcquisitionCo, Inc.	(4) (6)	First Lien Term Loan	S+ 4.25%	9.55%	12/24/2024	6,684	6,672	6,679	1.88%
Industrial Service Group (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	11.11%	12/7/2028	2,259	238	213	0.06%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(4) (6)	First Lien Term Loan	S+ 6.50%	12.03%	1/20/2029	4,583	4,504	4,590	1.29%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	12.03%	1/20/2029	1,139	(19)	2	—%
ISG Merger Sub, LLC (dba Industrial Service Group)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.60%	12/7/2028	2,454	2,411	2,470	0.70%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.60%	12/7/2028	1,277	1,272	1,286	0.36%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
New Era Technology, Inc	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.78%	10/31/2026	6,723	6,703	6,512	1.84%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S+ 6.50%	11.97%	12/15/2025	6,889	6,886	6,399	1.80%
Total Wholesale							28,667	28,151	7.93%

Total Debt Investments							506,746	501,812	141.42%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialist, Inc)	(4) (8) (9) (14)	Class A-1 Units	9/1/2023	1,180,000	1,180	1,245	0.35%
Clarity Innovations, Inc.	(4) (8) (9)	Partnership Interests	12/7/2023	77,000	76	77	0.02%
Total Aerospace & Defense					1,256	1,322	0.37%

Banking, Finance, Insurance, Real Estate
Inszone	(4) (8) (9)(13)	Partnership Interests	11/30/2023	80,208	77	80	0.02%
Total Banking, Finance, Insurance, Real Estate					77	80	0.02%

Beverage, Food & Tobacco
Fresh Edge - Common	(4) (8) (9)	Class B Common Units	10/3/2022	454	—	67	0.02%
Fresh Edge - Preferred	(4) (8) (9)	Class A Preferred Units	10/3/2022	454	454	507	0.14%
Marlin Coinvest LP	(4) (8) (9)(13)	Limited Partnership Interests	5/9/2023	200,000	200	236	0.07%
Sugar PPC Holdings LLC	(4) (8) (9)(13)	Parent Units	9/29/2023	2,000	200	200	0.06%
Spice World	(4) (8) (9)	LLC Common Units	3/31/2022	1,000	126	115	0.03%
Tech24	(4) (8) (9)	Company Unit	10/5/2023	200	200	200	0.06%
Total Beverage, Food & Tobacco					1,180	1,325	0.38%

Capital Equipment
EFC Holdings, LLC	(4) (8) (9)(13)	Series A Preferred Units	3/1/2023	114	114	121	0.03%
EFC Holdings, LLC	(4) (8) (9)(13)	Class A Common Units	3/1/2023	114	46	87	0.02%
Total Capital Equipment					160	208	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Chemicals, Plastics & Rubber
SupplyOne, Inc.	(4) (8) (9)	LLC Common Units	3/31/2022	1,000	504	759	0.21%
Total Chemicals, Plastics & Rubber					504	759	0.21%

Construction & Building
Gannett Fleming	(4) (8) (9) (14)	Limited Partnership Interests	12/20/2022	84,949	85	124	0.03%
Gannett Fleming	(4) (8) (9)	Series F Units	5/27/2023	113,901	118	166	0.05%
Trench Plate Rental Co.	(4) (8) (9)	Common Equity	3/31/2022	1,000	127	97	0.03%
Total Construction & Building					330	387	0.11%

Consumer Goods: Non-Durable
RVGD Aggregator LP (Revision Skincare)	(4) (8) (9)	Limited Partnership Interests	3/31/2022	100	98	108	0.03%
Ultima Health Holdings, LLC	(4) (8) (9)	Preferred Units	9/12/2022	11	130	121	0.03%
WCI Holdings LLC	(4) (8) (9)(13)	Class A1 Units	2/6/2023	534,934	535	581	0.16%
Total Consumer Goods: Non-Durable					763	810	0.22%

Containers, Packaging & Glass
Oliver Packaging	(4) (8) (9)	Class A Common Units	7/12/2022	6,710	671	420	0.12%
PG Aggregator, LLC	(4) (8) (9)(13)	LLC Units	3/31/2022	100	109	135	0.04%
Total Containers, Packaging & Glass					780	555	0.16%

Healthcare & Pharmaceuticals
Health Management Associates	(4) (8) (9)	Class A Common Units	3/31/2023	161,953	162	173	0.05%
Total Healthcare & Pharmaceuticals					162	173	0.05%

High Tech Industries
ITSavvy LLC	(4) (8) (9)	Class A Common Units	8/8/2022	119	119	285	0.08%
Total High Tech Industries					119	285	0.08%

Services: Business
BroadcastMed Holdco, LLC	(4) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	682	0.19%
Class Valuation	(4) (8) (9)	Class A Common Units	12/8/2023	1,038	105	34	0.01%
FCP-Cranium Holdings P/S A	(4) (8) (9)(10)(13)	Class A Common Shares	9/11/2023	375	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (9)(10)(13)	Series A Preferred Shares	9/11/2023	1,026	389	407	0.11%
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (9)(10)(13)	Series B Preferred Shares	9/11/2023	375	600	600	0.17%
Kofile, Inc.	(4) (8) (9)	Class A-2 Common Units	3/31/2022	100	108	57	0.02%
KRIV Acquisition, Inc	(4) (8) (9)	Class A Units	7/17/2023	200	200	236	0.07%
Smith System	(4) (8) (9)	Common Units	12/13/2023	84,000	84	84	0.03%
Worldwide Clinical Trials	(4) (8) (9)	Class A Interests	12/12/2023	7	74	74	0.02%
Worldwide Clinical Trials	(4) (8) (9)	Series A Preferred	12/12/2023	49	47	49	0.01%
Total Services: Business					2,262	2,223	0.63%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(4) (7) (8) (9)	Limited Partnership Interests	8/11/2022	1,419	142	91	0.03%
AirX Climate Solutions Company	(4) (8) (9)	Partnership Interests	11/7/2023	96	77	96	0.03%
COP Exterminators Investment, LLC	(4) (8) (9)	Class A Units	7/31/2023	770,000	862	898	0.25%
Legacy Service Partners, LLC (“LSP”)	(4) (8) (9)	Class B Units	1/9/2023	1,963	196	217	0.06%
Perennial Services Investors LLC	(4) (8) (9)(13)	Class A Units	9/8/2023	1,957	196	271	0.08%
Total Services: Consumer					1,473	1,573	0.45%

Sovereign & Public Finance
LMI Renaissance	(4) (8) (9)	Limited Partnership Interests	6/30/2022	109,456	107	237	0.07%
Total Sovereign & Public Finance					107	237	0.07%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(4) (8) (9)	Limited Partnership Interest	6/30/2022	160,609	137	175	0.05%
Total Transportation: Consumer					137	175	0.05%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (8) (9)	Subject Partnership Units	4/3/2023	111,875	112	112	0.03%
Total Utilities: Electric					112	112	0.03%

Total Equity Investments					9,422	10,224	2.88%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Interest Rate	Par Amount/Unit	Cost		Fair Value		% of Net Assets (5)
Cash Equivalents
First American Government Obligations Fund	5.26%	15	15		15		—%
U.S. Bank National Association Money Market Deposit Account	4.72%	1,989	1,989		1,989		0.56%
U.S. Bank National Association Money Market Deposit Account	2.05%	5,586	5,586		5,586		1.57%
Total Cash Equivalents			7,590		7,590		2.13%

Total Investments			$523,758	—	$519,626	0	146.43%
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Private Capital Income Fund (“PCAP”, and together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust formed on February 8, 2022. PCAP is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is externally managed by its adviser, Churchill Asset Management LLC (the “Adviser” or “Churchill”). Churchill is an indirect subsidiary of Nuveen, LLC (“Nuveen”), the investment management division of TIAA (as defined below). Churchill has engaged its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Sub-Adviser”), acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below) pursuant to an investment sub-advisory agreement between the Adviser and Nuveen Asset Management (as discussed further in Note 5). The Fund has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $250 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund primarily focuses on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which the Fund considers the core middle market. The Fund primarily invests in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. The portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). T target an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support the Fund’s share repurchase program (as discussed further in Note 8), the Fund also will invest 5% to 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
The Fund was established by Teachers Insurance and Annuity Association of America (“TIAA”), the ultimate parent of Churchill and Nuveen, and operated as a wholly owned subsidiary of TIAA until the Escrow Break Date (as defined below). On March 30, 2022, TIAA purchased 40 shares of the Fund’s Class I shares at $25.00 per share.
NCPIF SPV I LLC (“SPV I”) and NCPIF Equity Holdings LLC (“Equity Holdings”) were formed on February 25, 2022 and April 1, 2022, respectively. Each of SPV I and Equity Holdings is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. SPV I commenced operations on March 31, 2022, upon receipt of the contribution of portfolio investments from TIAA to the Fund (as discussed further in Note 8). Equity Holdings commenced operations on the date of its formation.
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
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2024, the Fund did not hold any restricted cash.
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
iii.the Valuation Committee then reviews and discusses the valuations with any input, where appropriate, from the independent third-party valuation firm(s), and determine the fair value of each investment in good faith based on the Fund’s valuation policy, subject to the oversight of the Board; and
iv.the Valuation Designee provides the Board with the information relating to the fair value determination pursuant to the Fund's valuation policy in connection with each quarterly Board meeting and discusses with the Board its determination of the fair value of each investment in good faith.
The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include each portfolio company’s credit ratings/risk, current and projected earnings, current and expected leverage, ability to make interest and principal payments, liquidity, compliance with applicable loan covenants, and price to earnings (or other financial) ratios and those of comparable companies, as well as the estimated remaining life of the investment and current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and credit markets that may affect the price at which similar investments would trade. The Valuation Designee may also base its valuation of an investment on recent transactions of investments and securities with similar structure and risk characteristics. The Valuation Designee obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed or are disclosed in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
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
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statements of assets and liabilities. Realized gains or losses are measured by the difference between the net proceeds received and the cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized and are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period-to-period change in fair value and cost of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Fund accrues interest income if it expects that ultimately it will be able to collect such income.
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. For the three months ended March 31, 2024 and 2023, the Fund earned $872 and $567, respectively, in PIK income, representing 5.43% and 5.54% of total investment income for the three months ended March 31, 2024 and 2023, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended March 31, 2024, the Fund earned $49 in dividend income. For the three months ended March 31, 2023, the Fund earned $73 in dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2024, the Fund earned other income of $163 primarily related to amendment fees. For the three months ended March 31, 2023, the Fund earned other income of $18, primarily related to prepayment.
Loans are generally placed on non-accrual status when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment, or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2024 and December 31, 2023, there were no loans in the Fund's portfolio on non-accrual status.
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
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three months ended March 31, 2024, offering costs of $31 were incurred, and $172 were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. For the three months ended March 31, 2023, offering costs of $198 were incurred, and $131 were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I is a disregarded entity for tax purposes and will be consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three months ended March 31, 2024 and 2023, the Fund did not incur any excise tax expense.
Dividends and Distributions to Common Shareholders
The Fund has declared distributions each month beginning in September 2022 through the date of this Quarterly Report on Form 10-Q, and expects to continue to pay regular monthly distributions to the extent the Fund has taxable income. Distributions to shareholders are recorded on the record date. The amount to be distributed to shareholders is determined by the Board and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Fund may decide to retain such capital gains for investment. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Functional Currency
The functional currency of the Fund is the U.S. Dollar and all transactions were in U.S. Dollars.
3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$518,713	$513,737	81.96%	$402,858	$399,882	78.10%
Subordinated Debt (1)	102,393	100,189	15.99%	103,888	101,930	19.90%
Equity Investments	12,163	12,873	2.05%	9,422	10,224	2.00%
Total	$633,269	$626,799	100.00%	$516,168	$512,036	100.00%
Largest portfolio company investment	$10,411	$10,411	1.66%	$10,731	$10,986	2.15%
Average portfolio company investment	$3,298	$3,265	0.52%	$3,246	$3,220	0.63%
_______________
(1)As of March 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $49,835 and mezzanine debt of $50,354 at fair value, and second lien term loans and/or second lien notes of $51,136 and mezzanine debt of $51,257 at amortized cost. As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760 at fair value, and second lien term loans and/or second lien notes of $53,365 and mezzanine debt of $50,523 at amortized cost.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The industry composition of our portfolio as a percentage of fair value as of March 31, 2024 and December 31, 2023 was as follows:

Industry	March 31, 2024	December 31, 2023
Aerospace & Defense	1.89%	2.07%
Automotive	1.20%	1.10%
Banking, Finance, Insurance, Real Estate	1.83%	1.49%
Beverage, Food & Tobacco	8.49%	10.39%
Capital Equipment	4.11%	4.28%
Chemicals, Plastics & Rubber	3.79%	3.80%
Construction & Building	6.28%	4.78%
Consumer Goods: Durable	3.16%	3.76%
Consumer Goods: Non-durable	6.07%	5.97%
Containers, Packaging & Glass	3.49%	3.49%
Energy: Electricity	0.35%	0.43%
Energy: Oil & Gas	1.50%	3.08%
Environmental Industries	3.87%	3.04%
Healthcare & Pharmaceuticals	9.38%	10.08%
High Tech Industries	7.22%	4.81%
Hotel, Gaming & Leisure	0.52%	0.44%
Media: Advertising, Printing & Publishing	1.04%	1.33%
Media: Broadcasting & Subscription	0.66%	0.80%
Media: Diversified & Production	0.08%	—%
Metals and Mining	0.16%	0.10%
Retail	0.05%	—%
Services: Business	16.71%	16.82%
Services: Consumer	6.07%	5.73%
Sovereign & Public Finance	1.04%	0.77%
Telecommunications	2.08%	2.33%
Transportation: Cargo	1.88%	2.32%
Transportation: Consumer	1.79%	0.78%
Utilities: Electric	0.51%	0.51%
Utilities: Water	1.17%	—%
Wholesale	3.61%	5.50%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
USA	$604,891	$598,331	95.45%	125.71%
Canada	11,794	11,818	1.89%	2.48%
United Kingdom	7,614	7,665	1.22%	1.61%
Ireland	1,743	1,741	0.28%	0.37%
Luxembourg	5,665	5,683	0.91%	1.19%
Netherlands	1,562	1,561	0.25%	0.33%
	$633,269	$626,799	100.00%	131.69%

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

As of March 31, 2024 and December 31, 2023, on a fair value basis, 86.40% and 84.74%, respectively, of the Fund’s debt investments bore interest at a floating rate and 13.60% and 15.26%, respectively, of the Fund’s debt investments bore interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of March 31, 2024 and December 31, 2023, according to the fair value hierarchy:

As of March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$91,955	$421,782	$513,737
Subordinated Debt (1)	—	—	100,189	100,189
Equity Investments	—	—	12,873	12,873
Cash Equivalents	6,851	—	—	6,851
Total	$6,851	$91,955	$534,844	$633,650
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $49,835 and mezzanine debt of $50,354.

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$45,486	$354,396	$399,882
Subordinated Debt (1)	—	—	101,930	101,930
Equity Investments	—	—	10,224	10,224
Cash Equivalents	7,590	—	—	7,590
Total	$7,590	$45,486	$466,550	$519,626
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024 and twelve months ended December 31, 2023:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of January 1, 2024	$354,396	$101,930	$10,224	$466,550
Purchase of investments	92,314	413	3,105	95,832
Proceeds from principal repayments and sales of investments	(15,444)	(2,805)	(356)	(18,605)
Payment-in-kind interest	137	747	—	884
Amortization of premium/accretion of discount, net	247	74	—	321
Net realized gain (loss) on investments	45	74	(1)	118
Net change in unrealized appreciation (depreciation) on investments	(2,055)	(244)	(99)	(2,398)
Transfers out of Level 3 (1)	(7,858)	—	—	(7,858)
Balance as of March 31, 2024	$421,782	$100,189	$12,873	$534,844

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2024	$(1,945)	$(259)	$(60)	$(2,264)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2024, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for one portfolio company.

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
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value at March 31, 2024	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$328,681	Yield Method	Implied Discount Rate	8.07%	15.98%	10.85%
First Lien Term Loans	86,485	Recent Transaction	Transaction Price	99.00	100.69	99.45
First Lien Term Loans	6,616	Market Approach	EBITDA Multiple	7.50	8.25	7.89
Subordinated Debt	89,923	Yield Method	Implied Discount Rate	11.57%	20.38%	14.55%
Subordinated Debt	10,266	Recent Transaction	Transaction Price	100.00	100.00	100.00
Equity Investments	8,979	Market Approach	EBITDA Multiple	8.75	21.50	11.87
Equity Investments	43	Market Approach	ARR Multiple	3.50	3.50	3.50
Equity Investments	602	Yield Method	Implied Discount Rate	8.36%	16.06%	13.65%
Total	$531,595
Equity investments in the amount of $3,249 at March 31, 2024 have been excluded from the table above as the investments are valued using recent transaction price.

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
On August 2, 2023, the Board, including all of the Independent Trustees, approved Amendment No. 3 (the “Third Advisory Agreement Amendment”) to the Advisory Agreement, which became effective immediately. The Fund and the Adviser entered into the Third Advisory Agreement Amendment as a result of comments issued by state securities regulators in connection with their “blue sky” review of the Fund’s offering, and reflects specific language in the Omnibus Guidelines required by a state securities regulator.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Unless terminated earlier as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date of March 31, 2022 and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. Most recently, on February 20, 2024, the Board, including all of the Independent Trustees, approved the renewal of the Advisory Agreement for an additional one-year term, expiring on March 31, 2025. The Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by the Adviser without penalty upon not less than 120 days’ written notice to the Fund or by the Fund without penalty upon not less than 60 days’ written notice to the Adviser. The holders of a majority of the outstanding voting securities may also terminate either of the Advisory Agreement without penalty.
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
For the three months ended March 31, 2024, base management fees earned were $689, all of which were voluntarily waived by the Adviser. As of March 31, 2024, no amounts were payable to the Adviser related to management fees. For the three months ended March 31, 2023, no management fees were earned.
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
These calculations will be pro-rated for any period of less than three months.
The Adviser has agreed to waive the incentive fee based on income until June 1, 2024, the expiry of twelve months from the Escrow Break Date. For the three months ended March 31, 2024, income based incentive fees were $1,755, which were voluntarily waived by the Adviser. As of March 31, 2024, no amounts were payable to the Adviser related to income based incentive fees. For the three months ended March 31, 2023, no income based incentive fees were earned.
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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the three months ended March 31, 2024 and 2023, the Fund did not incur any incentive fee based on capital gains.
Sub-Advisory Agreement
On March 31, 2022, the Adviser entered into the Investment Sub-Advisory Agreement with the Sub-Adviser (the “Sub-Advisory Agreement”). The Board, including all of the Independent Trustees, also approved the Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. The Sub-Adviser manages certain of the Liquid Investments pursuant to the Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Fund and manages the capital structure of the Fund, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Fund’s performance under the terms of the Investment Advisory Agreement. The Adviser will pay the Sub-Adviser monthly in arrears, 0.375% of the daily weighted average principal amount of the Liquid Investments managed by the Sub-Adviser pursuant to the Sub-Advisory Agreement. The fees payable to the Sub-Adviser pursuant to the Sub-Advisory Agreement will not impact the advisory fees payable by the Fund’s shareholders.
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
Unless terminated earlier as described below, the Sub-Advisory Agreement will remain in effect for a period of two years from its effective date of March 31, 2022 and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. Most recently, the Board, including all of the Independent Trustees, approved the renewal of the Sub-Advisory Agreement for an additional one-year term, expiring on March 31, 2025. The Sub-Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either the Adviser or the Sub-Adviser without penalty upon not less than 120 days’ written notice to the other.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Administration Agreement
On March 31, 2022, the Fund entered into an administration agreement with the Administrator (the “Administration Agreement”), which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Fund with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, assisting the Fund with the preparation of the financial records that the Fund is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or the Sub-Adviser, the Administrator also may provide significant managerial assistance on the Fund’s behalf to those portfolio companies that have accepted the Fund’s offer to provide such assistance. U.S. Bancorp Fund Services, LLC will provide the Fund with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
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
For the three months ended March 31, 2024, the Fund incurred $166 in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statement of operations. For the three months ended March 31, 2023, the Fund incurred $118 in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of March 31, 2024 and December 31, 2023, $337 and $614, respectively, was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
For the three months ended March 31, 2024, the Fund accrued distribution and shareholder servicing fee of $14 and $4 that were attributable to Class S and Class D shares, respectively. For the three months ended March 31, 2023, the Fund did not incur any distribution and shareholder servicing fees.
The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Independent Trustees and the trustees who have no direct or indirect financial interest in the operation of the Fund’s distribution plan or the Intermediary Manager Agreement, or by a vote of the majority of the outstanding voting securities of the Fund, on not more than 60 days’ written notice to the Intermediary Manager or the Adviser. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Expense Support and Conditional Reimbursement Agreement
On March 31, 2022, the Fund entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Expense Support Agreement provides that Nuveen Alternative Holdings, an affiliate of the Adviser, may pay (or cause one or more of its affiliates to pay) certain expenses of the Fund, provided that no portion of the payment will be used to pay any interest expenses of the Fund and/or shareholder servicing fees of the Fund (each, an “Expense Payment”). Such expense payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from Nuveen Alternative Holdings to pay such expense, and/or by an offset against amounts due from the Fund to Nuveen Alternative Holdings.
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
No Reimbursement Payment for any month will be made if (1) the annualized rate of regular cash distributions declared by the Fund at the time of such Reimbursement Payment is less than the annualized rate of regular cash distributions declared by the Fund at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Fund’s Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The Operating Expense Ratio is calculated by dividing the Fund’s operating costs and expenses incurred, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Fund’s net assets. The Fund’s obligation to make a Reimbursement Payment will automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent that Nuveen Alternative Holdings has waived its right to receive such payment for the applicable month.
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$983	—%	March 31, 2025	0.08%
June 30, 2022	677	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	31	12.19%	March 31, 2027	0.12%
Total	$2,999	$—	$2,999
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Board of Trustees’ Fees

The Board consists of seven members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three months ended March 31, 2024, the Fund incurred $125 in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. For the three months ended March 31, 2023, the Fund incurred $125 in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of March 31, 2024 and December 31, 2023, $125 and $128, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. As of March 31, 2024 and December 31, 2023, the Fund owed the Adviser $289 and $361, respectively, for reimbursements including the Fund’s allocable portion of overhead, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
Promissory Note
On March 31, 2022, the Fund entered into the Note with TIAA as the lender. The Note was issued under the purchase and sales agreement, dated as of March 31, 2022, by and among the Fund, SPV I and TIAA in connection with the contribution of portfolio investments by TIAA to the Fund (as discussed further in Note 8). The principal amount of the Note equaled (i) the fair value of portfolio investments contributed as of March 31, 2022, minus (ii) $263,500. The Note was due to mature on March 30, 2023, with an interest rate of 4% per annum on the unpaid principal amount, compounded quarterly.
On June 3, 2022, the Fund fully repaid the balance on the Note which was comprised of $32,731 and $226 of principal and interest, respectively.
6. SECURED BORROWINGS
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Fund’s asset coverage was 457.20% and 314.08%, respectively.
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
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of March 31, 2024, the Bank of America Credit Facility bears interest at a rate of Daily SOFR plus 2.40% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 19, 2027, the fifth anniversary of the effective date of April 19, 2022, or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
Prior to entering into the Credit Agreement, the Fund contributed and/or sold certain assets to SPV I pursuant to a contribution and sale agreement and TIAA contributed and/or sold certain assets to SPV I pursuant to a master participation and assignment

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

agreement, and the Fund expects to contribute and/or sell additional assets to SPV I pursuant to a contribution and sale agreement in the future. The Fund may, but will not be required to, repurchase and/or substitute certain assets previously transferred to SPV I subject to the conditions specified in the contribution and sale agreement and the Credit Agreement.
The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2024, approximates its carrying value. The carrying amounts of the Fund’s assets and liabilities, including the Bank of America Credit Facility, other than investments at fair value, approximate fair value due to their short maturities. Borrowings under the Bank of America Credit Facility consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	133,250	133,250
Unused Portion (2)	116,750	116,750
Amount Available (3)	92,794	92,794
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

For the three months ended March 31, 2024 and for the three months ended March 31, 2023, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$2,880	$2,328
Unused fees	103	109
Amortization of deferred financing costs (1)	43	39
Total interest and debt financing expenses	$3,026	$2,476
Average interest rate (2)	8.13%	6.99%
Average daily borrowings	$147,591	$141,494
_______________
(1)For the three months ended March 31, 2024, $0 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement. For the three months ended March 31, 2023, $24 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes interest expense and unused fees.
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2024 and December 31, 2023 for any such exposure.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

As of March 31, 2024 and December 31, 2023, the Fund had the following unfunded commitments to fund delayed draw loans and equity investments:

Portfolio Company	March 31, 2024	December 31, 2023
360 Training	$2,734	$—
Alternative Logistics Technologies Buyer, LLC	1,118	—
Aramsco	520	520
Arax Investment Partners	236	—
ARMstrong	1,007	1,007
ASTP Holdings Co-Investment LP	26	26
Chroma Color	381	381
ClaimLogiq	891	891
Contract Land Staff	2,674	—
CrossCountry Consulting	560	560
Elevation Labs	420	599
Engage	2,040	2,040
Ergotech (INS)	1,139	1,139
Evergreen Services Group II	231	923
EyeSouth	266	266
Health Management Associates	415	415
Heartland Veterinary Partners	5,000	—
Infobase	—	122
Image First	126	—
Impact Environmental Group	1,029	1,832
Industrial Service Group	665	2,019
ITSavvy	36	36
Kenco	850	850
Legacy Service Partners	—	306
LMI Consulting, LLC	2	2
Leo Facilities	2,126	2,571
Market Performance Group	908	—
MEI Buyer LLC	501	501
Mobile Communications America Inc	1,463	1,463
Motion & Control Enterprises	104	1,704
National Power	799	799
NearU	1,919	1,919
OMNIA Partners	—	129
Online Labels Group	237	237
Ovation Holdings	127	127
Palmetto Exterminators	84	503
Pinnacle Supply Partners, LLC	1,455	1,455
Precision Aviation Group	2,480	2,480
Propark Mobility	665	665
Randy's Worldwide Automotive	1,172	1,332
Rhino Tool House	12	306
Riveron	779	779
Specialist Resources Global Inc	11,789	—
Sugar Foods	—	1,173
Sunny Sky Products	464	464
Tech24	893	919

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Tencate	1,361	—
TIDI Products	1,201	1,201
USA Water	2,684	—
Velosio	1,135	—
Vertex Service Partners	1,294	1,777
WSB / EST	329	1,096
Young Innovations	1,431	1,431
Total unfunded commitments	$59,778	$38,965

The Fund seeks to carefully consider its unfunded portfolio company commitments for the purpose of planning its ongoing financial leverage. Further, the Fund considers any outstanding unfunded portfolio company commitments it is required to fund within the 150% asset coverage limitation. As of March 31, 2024, the Fund had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
The following table presents transactions in common shares during the three months ended March 31, 2024 (dollars in thousands except share amounts):

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	March 31, 2024
	Shares	Amount
CLASS S
Subscriptions	190,165	$4,698
Share transfers between classes	(4,107)	(101)
Distributions reinvested	1,957	48
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	188,015	$4,645
CLASS D
Subscriptions	251,269	$6,215
Share transfers between classes	—	—
Distributions reinvested	3,105	77
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	254,374	$6,292
CLASS I
Subscriptions	4,499,427	$111,348
Share transfers between classes	4,104	101
Distributions reinvested	53,126	1,314
Shares repurchases, net of early repurchase deduction	(11,327)	(273)
Net increase (decrease)	4,545,330	$112,490
The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).
The following table presents each month-end net offering price for Class S, Class D, and Class I common shares, which approximately equals their respective NAV per share, for the three months ended March 31, 2024:

	Net Offering Price Per Share
For the Months Ended	Class S (1)	Class D (1)	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
_______________
(1)Class S and Class D shares were first issued and sold in October 2023.

Distributions

The following table summarizes the Fund’s distributions declared from inception through March 31, 2024:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.233	$9
November 27, 2023	November 30, 2023	December 28, 2023	$0.233	$17
December 28, 2023	December 31, 2023	January 29, 2024	$0.233	$35
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.245	$2
November 27, 2023	November 30, 2023	December 28, 2023	$0.245	$11
December 28, 2023	December 31, 2023	January 29, 2024	$0.245	$26
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
_______________
(1)Class S and Class D distributions are net of distribution and servicing fees.

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240		$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270	(3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270	(3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250		$3,070
October 27, 2023	October 31, 2023	November 28, 2023	$0.250		$3,244
November 27, 2023	November 30, 2023	December 28, 2023	$0.250		$3,435
December 28, 2023	December 31, 2023	January 29, 2024	$0.250		$3,523
January 26, 2024	January 31, 2024	February 28, 2024	$0.250		$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250		$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250		$4,661
_______________
(1)Represents monthly distribution of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly distribution of $0.15 per share for each of July 2022, August 2022 and September 2022.
(2)Comprised of $0.19 regular distribution and $0.105 supplemental distribution attributable to accrued net investment income.
(3)Comprised of $0.25 regular distribution and $0.020 special distribution attributable to accrued net investment income.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash distributions declared by the Board on behalf of its shareholders who do not elect to receive their distributions in cash, except for shareholders in certain states. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then shareholders who have not opted out of the Fund’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Through March 31, 2024, a portion of the Fund’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its common shares for the three months ended March 31, 2024:

	Class S (1)		Class D (1)		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.699	$190	$0.735	$187	$0.750	$12,022
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$0.699	$190	$0.735	$187	$0.750	$12,022
_______________
(1)Class S and Class D shares were first issued and sold in October 2023.

The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its common shares for the three months ended March 31, 2023:

	Class S (1)		Class D (1)		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$0.630	$6,640
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$0.630	$6,640
_______________
(1)Class S and Class D shares were first issued and sold in October 2023.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Share Repurchase Program
Beginning with the fiscal quarter ended September 30, 2023, the Fund commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of the Fund and shareholders, and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, the Board is not required to authorize the recommencement of the share repurchase program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.
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
Payment for repurchased shares may require the Fund to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase the Fund’s investment-related expenses as a result of higher portfolio turnover rates. The Adviser intends to take measures, subject to policies as may be established by the Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions. TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of the Fund’s aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the Share Repurchase Plan limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall share repurchase program limits.
For the three months ended March 31, 2024, approximately 11,327 Class I Common Shares were repurchased. For the three months ended March 31, 2023, no Common Shares were repurchased.
The following table presents the share repurchases completed for the three months ended March 31, 2024:

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (2)	Shares Repurchased (1)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
_______________
(1)All repurchase requests were satisfied in full.
(2)Amount shown is net of Early Repurchase Deduction.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Class S (8)	Class D (8)	Class I
Per share data:
Net asset value at beginning of period	$24.69	$24.73	$24.73
Net investment income (loss) (1)	0.70	0.73	0.75
Net realized gains (losses) (1)	—	0.01	—
Net change in unrealized appreciation (depreciation) (1)	(0.15)	(0.18)	(0.14)
Net increase (decrease) in net assets resulting from operations	0.55	0.56	0.61
Shareholder distributions from income (2)	(0.70)	(0.74)	(0.75)
Early repurchase deduction fees (9)	—	—	—
Other (3)	0.04	0.06	0.03
Net asset value at end of period	$24.58	$24.61	$24.62

Supplemental Data:
Net assets at end of period	$8,305	$8,901	$458,770
Shares outstanding at end of period	337,853	361,640	18,636,716
Total return (4)	2.41%	2.51%	2.59%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	7.85%	7.17%	5.98%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	4.84%	3.96%	3.44%
Ratio of net investment income (loss) to average net assets (5)	12.73%	12.97%	12.05%
Portfolio turnover rate (7)	4.46%	4.46%	4.46%
Asset coverage ratio	457.20%	457.20%	457.20%
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the month end NAV per share.
(5)Ratios are annualized. Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support and waived management fee and income based incentive fees.
(6)The ratio of interest and debt financing expenses to average net assets for the three months ended March 31, 2024 was 3.28%, 3.09% and 2.92% for Class S, Class D, and Class I, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(8)Class S and Class D shares were first issued and sold in October 2023.
(9)The per share amount rounds to less than $0.01 per share.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following is a schedule of financial highlights for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Class I
Per share data:
Net asset value at beginning of period	$24.70
Net investment income (loss) (1)	0.68
Net realized gains (losses) (1)	—
Net change in unrealized appreciation (depreciation) (1)	(0.09)
Net increase (decrease) in net assets resulting from operations	0.59
Shareholder distributions from income (2)	(0.63)
Other (3)	(0.01)
Net asset value at end of period	$24.65

Supplemental Data:
Net assets at end of period	$259,852
Shares outstanding at end of period	10,540,040
Total return	2.37%

Ratio to average net assets:
Ratio of net expenses to average net assets (4) (5)	4.72%
Ratio of net investment income (loss) to average net assets (4)	11.25%
Portfolio turnover rate (6)	0.37%
Asset coverage ratio	291.77%
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
(4)Ratios are annualized except for expense support amounts relating to organizational costs and interest expense on the Note. The ratio of total expenses to average net assets was 4.96% for the period ending March 31, 2023, excluding the effect of expense support which represented (0.24)%, of average net assets. Average net assets is calculated utilizing quarterly net assets.
(5)The ratio of interest and debt financing expenses to average net assets for the period ending March 31, 2023 was 3.86%, average net assets is calculated utilizing quarterly net assets.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
10. SUBSEQUENT EVENTS
The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2024, except as discussed below.
Distributions
On April 26, 2024, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below. The distributions for each class of Common Shares are payable on May 28, 2024 to shareholders of record as of April 30, 2024.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.200	$—	$0.200
Class S Common Shares	$0.200	$0.017	$0.183
Class D Common Shares	$0.200	$0.005	$0.195

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Subscriptions
Since inception through the date of issuance of the consolidated financial statements, the Fund has accepted approximately $715.0 million in net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares.
Fee Waiver
On April 29, 2024, the Fund entered into a management and incentive fee waiver agreement (the “Fee Waiver Agreement”) with the Adviser, pursuant to which the Adviser has agreed to extend the term of the initial fee waiver, and (a) waive 50% of the management fee payable to the Adviser and (b) waive 100% of the incentive fee based on income payable to the Adviser for the period beginning June 1, 2024 until December 31, 2024. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the management fee or the incentive fee based on income as set forth in the Advisory Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Advisory Agreement will remain in full force and effect.

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
With respect to (i) above, Nuveen Alternative Holdings LLC, an affiliate of the Adviser (“Nuveen Alternative Holdings”), agreed to advance (or cause one or more of its affiliates to advance) all of our organization and offering expenses on our behalf through the Escrow Break Date. Unless Nuveen Alternative Holdings elects to cover such expenses pursuant to the expense support and conditional reimbursement agreement with the Adviser (the “Expense Support Agreement”), we may be obligated to reimburse Nuveen Alternative Holdings under the terms of the Expense Support Agreement for such advanced expenses. Any reimbursements will not exceed actual expenses incurred by Nuveen Alternative Holdings.
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
Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three months ended March 31, 2024 and 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Investments:
Total investments, beginning of period	$516,168	$352,998
Purchase of investments	141,229	30,181
Proceeds from principal repayments and sales of investments	(25,402)	(1,336)
Payment-in-kind interest	884	563
Amortization of premium/accretion of discount, net	337	280
Net realized gain (loss) on investments	53	8
Total investments, end of period	$633,269	$382,694

Portfolio companies at beginning of period	159	64
Number of new portfolio companies funded	40	10
Number of portfolio companies sold or repaid	(7)	—
Portfolio companies at end of period	192	74
Count of investments	294	121
Count of industries	30	20

As of March 31, 2024, our portfolio companies had a weighted average reported EBITDA (including all private debt investments and excluding quoted assets) of $69.6 million. Including the quoted assets, our portfolio companies had a weighted average reported EBITDA of $331.1 million. EBITDA amounts are derived from the most recently available portfolio company financial statements and are weighted based on the fair market value of each respective investment as of its most recent valuation.
As of March 31, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$518,713	$513,737	81.96%	$402,858	$399,882	78.10%
Subordinated Debt (1)	102,393	100,189	15.99%	103,888	101,930	19.90%
Equity Investments	12,163	12,873	2.05%	9,422	10,224	2.00%
Total	$633,269	$626,799	100.00%	$516,168	$512,036	100.00%
Largest portfolio company investment	$10,411	$10,411	1.66%	$10,731	$10,986	2.15%
Average portfolio company investment	$3,298	$3,265	0.52%	$3,246	$3,220	0.63%
_______________
(1)As of March 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $49,835 and mezzanine debt of $50,354 at fair value, and second lien term loans and/or second lien notes of $51,136 and mezzanine debt of $51,257 at amortized cost. As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760 at fair value, and second lien term loans and/or second lien notes of $53,365 and mezzanine debt of $50,523 at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of March 31, 2024 and December 31, 2023 was as follows:

Industry	March 31, 2024	December 31, 2023
Aerospace & Defense	1.89%	2.07%
Automotive	1.20%	1.10%
Banking, Finance, Insurance, Real Estate	1.83%	1.49%
Beverage, Food & Tobacco	8.49%	10.39%
Capital Equipment	4.11%	4.28%
Chemicals, Plastics & Rubber	3.79%	3.80%
Construction & Building	6.28%	4.78%
Consumer Goods: Durable	3.16%	3.76%
Consumer Goods: Non-durable	6.07%	5.97%
Containers, Packaging & Glass	3.49%	3.49%
Energy: Electricity	0.35%	0.43%
Energy: Oil & Gas	1.50%	3.08%
Environmental Industries	3.87%	3.04%
Healthcare & Pharmaceuticals	9.38%	10.08%
High Tech Industries	7.22%	4.81%
Hotel, Gaming & Leisure	0.52%	0.44%
Media: Advertising, Printing & Publishing	1.04%	1.33%
Media: Broadcasting & Subscription	0.66%	0.80%
Media: Diversified & Production	0.08%	—%
Metals and Mining	0.16%	0.10%
Retail	0.05%	—%
Services: Business	16.71%	16.82%
Services: Consumer	6.07%	5.73%
Sovereign & Public Finance	1.04%	0.77%
Telecommunications	2.08%	2.33%
Transportation: Cargo	1.88%	2.32%
Transportation: Consumer	1.79%	0.78%
Utilities: Electric	0.51%	0.51%
Utilities: Water	1.17%	—%
Wholesale	3.61%	5.50%
Total	100.00%	100.00%
The weighted average yields of our investments as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost (1)	11.07%	11.33%
Weighted average yield on debt and income producing investments, at fair value (1)	11.20%	11.44%
Percentage of debt investments bearing a floating rate	86.40%	84.74%
Percentage of debt investments bearing a fixed rate	13.60%	15.26%
_______________
(1)There were no investments on non-accrual status as of March 31, 2024 and December 31, 2023.
As of March 31, 2024, 72.32% and 72.11% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of December 31, 2023, 73.75% and 73.86% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 11.33% to 11.07% from December 31, 2023 to March 31, 2024. The decrease in weighted average yields was primarily due to the tightening of spreads in new investments entered during the period.
While the macro-economic environment continues to present challenges for borrowers, with interest rates remaining at elevated levels, we believe the current environment for private credit remains attractive. Spreads have tightened modestly relative to the fourth quarter of 2023 amidst increased competition in the broadly syndicated loan market and healthy issuance levels of collateralized loan obligations ("CLO"), but remain compelling relative to historical levels.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	March 31, 2024			December 31, 2023
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	35,899	5.73	6	42,066	8.22	7
4	444,007	70.84	110	347,567	67.88	89
5	45,841	7.31	9	61,745	12.06	10
6	17,363	2.77	3	16,554	3.23	3
7	3,458	0.55	1	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$546,568	87.20%	129	$467,932	91.39%	109

(1)Liquid Investments managed by the leveraged finance division of our Sub-Adviser are excluded from the investment ratings table. As of March 31, 2024, there were 63 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $80,231 or 12.80% of the portfolio. As of December 31, 2023, there were 50 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $44,104 or 8.61% of the portfolio.
As of March 31, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively.

Results of Operations
Operating results for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$14,971	$9,581
Payment-in-kind interest income	872	567
Dividend income	49	73
Other income	163	18
Total investment income	16,055	10,239

Expenses:
Interest and debt financing expenses	3,026	2,476
Professional fees	96	201
Management fees (See Note 5)	689	—
Income based incentive fees (See Note 5)	1,755	—
Board of Trustees’ fees	125	125
Administration fees	166	118
Other general and administrative expenses	178	130
Distribution and shareholder servicing fees
Class S	14	—
Class D	4	—
Offering costs	172	131
Total expenses	6,225	3,181
Expense support (See Note 5)	(195)	(155)
Management fees waived (See Note 5)	(689)	—
Incentive fees waived (See Note 5)	(1,755)	—
Net expenses	3,586	3,026
Net investment income before excise taxes	12,469	7,213
Net investment income (loss)	12,469	$7,213
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	53	$8
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(2,338)	(1,030)
Income tax (provision) benefit	(71)	—
Total net realized and change in unrealized gains (losses)	(2,356)	(1,022)

Net increase (decrease) in net assets resulting from operations	$10,113	$6,191
_______________

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

Investment income increased to $16.1 million for the three months ended March 31, 2024, from $10.2 million for the comparable period in the prior year, primarily due to increased investment activities driven by an increase in our deployed capital. As of March 31, 2024, the size of our portfolio increased to $633.3 million from $382.7 million, as of March 31, 2023, at cost. As of March 31, 2024, the weighted average yield of our debt and income producing investments decreased to 11.07% from 11.23% as of March 31, 2023, at cost, primarily due to the tightening of spreads in new investments entered during the period. We expect our portfolio will continue to grow as we raise and deploy capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as SOFR and alternate rates, may affect our investment income over the long term.
Expenses
Total expenses before expense support and waived fees increased to $6.2 million for the three months ended March 31, 2024, from $3.2 million for the three months ended March 31, 2023, primarily due to the accrual of the management fee and the income based incentive fee following the Escrow Break Date. Our Adviser has agreed to waive the management fee and the income based incentive fee until June 1, 2024, the expiry of twelve months from the Escrow Break Date.
Interest and debt financing expenses increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher average daily borrowings and higher average interest rates. The average daily borrowings for the three months ended March 31, 2024 was $147.6 million, compared to $141.5 million for the three months ended March 31, 2023. The average interest rate for the three months ended March 31, 2024 was 8.13% compared to 6.99% for the three months ended March 31, 2023. We anticipate certain operational expenses to decrease in relation to our income as we continue to ramp up our portfolio.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
We had a net realized gain on investments of $53 thousand for the three months ended March 31, 2024 primarily related to realizations and repayments of multiple portfolio companies compared to a net realized gain of $8 thousand for the three months ended March 31, 2023.
We recorded a net change in unrealized losses of $(2.3) million for the three months ended March 31, 2024, compared to a net unrealized loss of $(1.0) million for the three months ended March 31, 2023, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The increase in unrealized losses for the three months ended March 31, 2024 compared to the comparable period in 2023 resulted primarily due to the underperformance of one debt portfolio investment, offset by the tightening of market spreads.
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
Cash and cash equivalents as of March 31, 2024, taken together with our available debt, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of March 31, 2024, we had $92.8 million available borrowings under our Bank of America Credit Facility.
For the three months ended March 31, 2024, our cash and cash equivalents balance increased by $4.8 million. During that period, $75.2 million was used in operating activities, primarily due to investment purchases of $141.2 million, offset by $25.4 million in repayments and sales of investments in portfolio companies. During the same period, $80.0 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and issuance of secured borrowings of $122.3 million and $87.5 million, respectively, offset by repayments of secured borrowings of $120.0 million.
For the three months ended March 31, 2023, our cash and cash equivalents balance decreased by $49.5 million. During that period, $22.6 million was used in operating activities, primarily due to investment purchases of $30.2 million, offset by $1.3 million in repayments and sales of investments in portfolio companies. During the same period, $26.8 million was used in partially financing activities, consisting primarily of proceeds from secured borrowings of $27.5 million, and repayments of secured borrowings of $47.0 million.
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
The following table presents transactions in Common Shares during the three months ended March 31, 2024 (dollars in thousands except share amounts):

	March 31, 2024
	Shares	Amount
CLASS S
Subscriptions	190,165	$4,698
Share transfers between classes	(4,107)	(101)
Distributions reinvested	1,957	48
Net increase (decrease)	188,015	$4,645
CLASS D
Subscriptions	251,269	$6,215
Distributions reinvested	3,105	77
Net increase (decrease)	254,374	$6,292
CLASS I
Subscriptions	4,499,427	$111,348
Share transfers between classes	4,104	101
Distributions reinvested	53,126	1,314
Shares repurchases, net of early repurchase deduction	(11,327)	(273)
Net increase (decrease)	4,545,330	$112,490
The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for Class S, Class D, and Class I common shares for the three months ended March 31, 2024:

	NAV Per Share
For the Month Ended	Class S (1)	Class D (1)	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62

Distributions
The following table summarizes the Fund’s distributions declared from inception through March 31, 2024 (dollars in thousands, except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.233	$9
November 27, 2023	November 30, 2023	December 28, 2023	$0.233	$17
December 28, 2023	December 31, 2023	January 29, 2024	$0.233	$35
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.245	$2
November 27, 2023	November 30, 2023	December 28, 2023	$0.245	$11
December 28, 2023	December 31, 2023	January 29, 2024	$0.245	$26
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240		$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270	(3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270	(3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250		$3,070
October 27, 2023	October 31, 2023	November 28, 2023	$0.250		$3,244
November 27, 2023	November 30, 2023	December 28, 2023	$0.250		$3,435
December 28, 2023	December 31, 2023	January 29, 2024	$0.250		$3,523
January 26, 2024	January 31, 2024	February 28, 2024	$0.250		$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250		$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250		$4,661
_______________
(1)Represents monthly distribution of $0.14 per share for each of April 2022, May 2022 and June 2022, and monthly distribution of $0.15 per share for each of July 2022, August 2022 and September 2022.
(2)Comprised of $0.19 regular distribution and $0.105 supplemental distribution attributable to accrued net investment income.
(3)Comprised of $0.25 regular distribution and $0.020 special distribution attributable to accrued net investment income.

Distribution Reinvestment Plan
The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash distributions declared by the Board on behalf of its shareholders who do not elect to receive their distributions in cash, except for shareholders in certain states. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions. TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the share repurchase program limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall share repurchase program limits.
For the three months ended March 31, 2024, approximately 11,327 Class I Common Shares were repurchased. For the three months ended March 31, 2023, no Common Shares were repurchased.
The following table presents the share repurchases completed for the three months ended March 31, 2024:

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (2)	Shares Repurchased (1)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
_______________
(1)All repurchase requests were satisfied in full.
(2)Amounts shown net of Early Repurchase Deduction.

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
Bank of America Credit Facility
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 457.20% and 314.08% as of March 31, 2024 and December 31, 2023, respectively.
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
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of March 31, 2024, the Bank of America Credit Facility bears interest at a rate of Daily SOFR, reset daily plus 2.40% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 19, 2027, the fifth anniversary of the effective date of April 19, 2022, or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
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
The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2024 and as of December 31, 2023, approximates their carrying values. The following table presents outstanding borrowings as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	133,250	133,250
Unused Portion (2)	116,750	116,750
Amount Available (3)	92,794	92,794
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
For the three months ended March 31, 2024 and for the three months ended March 31, 2023, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$2,880	$2,328
Unused fees	103	109
Amortization of deferred financing costs (1)	43	39
Total interest and debt financing expenses	$3,026	$2,476
Average interest rate (2)	8.13%	6.99%
Average daily borrowings	$147,591	$141,494
_______________
(1) For the three months ended March 31, 2024 and the three months ended March 31, 2023, $0 and $24, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2) Average interest rate includes borrowing interest expense and unused fees.
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$983	—%	March 31, 2025	0.08%
June 30, 2022	677	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	31	12.19%	March 31, 2027	0.12%
Total	$2,999	$—	$2,999
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

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2024 and December 31, 2023. We may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2024.
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
For more information on the fair value hierarchy, our framework for determining fair value and the composition of our portfolio see Note 4 to the consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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
Recent Developments
Distributions
On April 26, 2024, the Fund declared regular distributions for each class of its common shares of beneficial interest in the amounts per share set forth below. The distributions for each class of common shares are payable on May 28, 2024 to shareholders of record as of April 30, 2024.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.200	$—	$0.200
Class S Common Shares	$0.200	$0.017	$0.183
Class D Common Shares	$0.200	$0.005	$0.195
Subscriptions
Since inception through the date of issuance of the consolidated financial statements, the Fund has accepted approximately $715.0 million in net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares.
Fee Waiver
On April 29, 2024, Fund entered into a management and incentive fee waiver agreement (the “Fee Waiver Agreement”) with Adviser, pursuant to which the Adviser has agreed to extend the term of the initial fee waiver, and (a) waive 50% of the management fee payable to the Adviser and (b) waive 100% of the incentive fee based on income payable to the Adviser for the period beginning June 1, 2024 until December 31, 2024. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the management fee or the incentive fee based on income as set forth in the Advisory Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Advisory Agreement will remain in full force and effect.
Advisory Agreements
The Fund is currently externally managed by Churchill pursuant to the Advisory Agreement and by the Sub-Adviser pursuant to the Sub-Advisory Agreement. In connection with an internal reorganization of Churchill with respect to advisory services being provided to the Fund, at the Fund’s 2024 annual meeting of shareholders scheduled to be held on May 28, 2024, shareholders will be asked to consider the approval of the following:
1.an investment advisory agreement (the “New Advisory Agreement”) by and between the Fund and Churchill PCIF Advisor LLC (“PCIF Advisor”);
2.an investment sub-advisory agreement (the “CAM Sub-Advisory Agreement”) by and between PCIF Advisor and Churchill; and
3.an investment sub-advisory agreement (the “New NAM Sub-Advisory Agreement”) by and among PCIF Advisor, Churchill and Nuveen Asset Management.

If approved by shareholders, PCIF Advisor will be responsible for the overall management of the Fund's activities under the New Advisory Agreement and will delegate substantially all of its daily portfolio management obligations as set forth under the New Advisory Agreement to Churchill pursuant to the CAM Sub-Advisory Agreement.

As a result of the foregoing, and assuming shareholders approve each of the aforementioned advisory agreements, there will be no changes to the advisory services provided to the Fund (including no changes in the personnel providing the advisory services) or any changes to the advisory fees payable by the Fund. The advisory fees payable under the New Advisory Agreement will be calculated in a manner identical to that of the Advisory Agreement. Pursuant to the CAM Sub-Advisory Agreement, PCIF Advisor will pay

Churchill 70% of the aggregate amount of the management fee, the incentive fee on income, and the incentive fee on capital gains as set forth in the New Advisory Agreement. The management fee and the incentive fee on income will be payable quarterly in arrears and the incentive fee on capital gains will be payable annually pursuant to the terms of the New Advisory Agreement. Fees payable to Churchill will be borne entirely by PCIF Advisor, and will not be directly incurred by the Fund.

In addition, in connection with the internal reorganization described above, the New NAM Sub-Advisory Agreement will replace the Sub-Advisory Agreement. If approved by shareholders, the only changes to the New NAM Sub-Advisory Agreement relate to the internal reorganization, and are as follows: (i) adding PCIF Advisor as a party to the agreement to satisfy a technical requirement under the 1940 Act that requires the Fund or the investment adviser to be in privity of contract with a sub-adviser; and (ii) changing the calculation of the compensation payable by PCIF Advisor to Nuveen Asset Management. Under the New NAM Sub-Advisory Agreement, PCIF Advisor will pay, monthly in arrears, 50% of the aggregate amount of the management fee payable to PCIF Advisor under the New Advisory Agreement associated with the Liquid Assets managed by Nuveen Asset Management at the direction of Churchill. Fees payable to Nuveen Asset Management will be borne entirely by PCIF Advisor, and will not be directly incurred by the Fund.

In connection with the foregoing, on February 20, 2024, the Board unanimously approved (i) the New Advisory Agreement, (ii) the CAM Sub-Advisory Agreement, and (iii) the New NAM Sub-Advisory Agreement, and recommended that the Fund's shareholders approve the same at the Fund’s 2024 annual meeting meeting of shareholders on May 28, 2024.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to, among other things, elevated interest rates, inflationary pressures, the ongoing conflict between Russia and Ukraine, the ongoing war in the Middle East, and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the Valuation Designee, in accordance with our valuation policy subject to the oversight of the Board and, based on, among other things, the input of the independent third-party valuation firms engaged by the Valuation Designee. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing it to the 5.25% to 5.50% range. The Federal Reserve left its benchmark rates steady in the first quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. Conversely, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of March 31, 2024, on a fair value basis, approximately 13.60% of our debt investments bear interest at a fixed rate and approximately 86.40% of our debt investments bear interest at a floating rate. As of March 31, 2024, 79.89% of our floating rate debt investments are subject to interest rate floors. Additionally, the Bank of America Credit Facility is subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2024. Interest expense is calculated based on the terms of the Bank of America Credit Facility, using the outstanding balance as of March 31, 2024. Interest expense on the Bank of America Credit Facility is calculated using the interest rate as of March 31, 2024, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2024.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
- 300 Basis Points	$(4,037)	$(997)	$(3,040)
- 200 Basis Points	(2,691)	(664)	(2,027)
- 100 Basis Points	(1,346)	(332)	(1,014)
+100 Basis Points	1,346	332	1,014
+200 Basis Points	2,691	664	2,027
+300 Basis Points	4,037	997	3,040
Item 4. Controls and Procedures
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

Part II - Other Information
Item 1. Legal Proceedings
We, our consolidated subsidiaries, the Adviser and the Sub-Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser and Sub-Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 29, 2024, which is accessible on the SEC’s website at sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
We did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
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
The repurchase of the Adviser’s shares, if any, will be on the same terms and subject to the same limitations as other shareholders under the share repurchase program.Class I shares owned by TIAA will be subject to the following restrictions. TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the share repurchase program limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall share repurchase program limits.

During the three months ended March 31, 2024, we repurchased the following shares pursuant to the share repurchase program:

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (2)	Shares Repurchased (1)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
_______________
(1)All repurchase requests were satisfied in full.
(2)Amounts shown net of Early Repurchase Deduction.

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

Item 6. Exhibits

3.1	Fifth Amended and Restated Declaration of Trust of the Registrant(2)

3.2	Third Amended and Restated Bylaws of the Registrant(3)

4.1	Form of Subscription Agreement(4)

4.2	Distribution Reinvestment Plan(1)

10.1	Management and Incentive Fee Waiver Agreement, dated April 29, 2024, by and between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC(5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2024.

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

Date: May 10, 2024