Form 10-Q
period 2024-06-30
Nuveen Churchill Private Capital Income Fund
filed 2024-08-09
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 28,986,948 Class I shares, 653,232 Class D shares, and 526,681 Class S shares as of August 8, 2024.

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
•actual and potential conflicts of interest with the Advisers and/or their respective affiliates;
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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $935,504 and $516,168, respectively)	$929,614	$512,036
Cash and cash equivalents	21,387	8,679
Due from affiliate for expense support (See Note 5)	3,216	2,968
Interest receivable	6,449	5,758
Receivable for investments sold	337	161
Prepaid expenses	24	41
Total assets	$961,027	$529,643

Liabilities
Secured borrowings (net of $477 and $749 deferred financing costs, respectively) (See Note 6)	$122,523	$165,001
Management fees payable	219	—
Distributions payable	5,896	3,584
Payable for investments purchased	99,162	338
Interest payable	323	630
Due to affiliate for expense support (See Note 5)	3,216	2,968
Payable for share repurchases	324	—
Board of Trustees' fees payable	127	128
Accounts payable and accrued expenses	1,459	2,163
Total liabilities	$233,249	$174,812

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 497,605 and 149,838 Class S shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$5	$1
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 573,355 and 107,266 Class D shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6	1
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 28,411,932 and 14,091,386 Class I shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	284	141
Paid-in-capital in excess of par value	730,396	357,241
Total distributable earnings (loss)	(2,913)	(2,553)
Total net assets	$727,778	$354,831

Total liabilities and net assets	$961,027	$529,643

The accompanying notes are an integral part of these consolidated financial statements.

Net asset value Class S	$12,261	$3,699
Net asset value Class D	$14,150	$2,652
Net asset value Class I	$701,367	$348,480
Net asset value per Class S share	$24.64	$24.69
Net asset value per Class D share	$24.68	$24.73
Net asset value per Class I share	$24.69	$24.73

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$18,655	$10,594	$33,626	$20,175
Payment-in-kind interest income	1,026	506	1,898	1,074
Dividend income	10	25	59	98
Other income	252	12	415	31
Total investment income	19,943	11,137	35,998	21,378

Expenses:
Interest and debt financing expenses	1,271	2,598	4,297	5,074
Professional fees	223	214	319	415
Management fees (Note 5)	1,084	165	1,773	165
Income based incentive fees (Note 5)	2,391	373	4,146	373
Board of Trustees’ fees	127	127	252	252
Administration fees (See Note 5)	200	120	366	238
Other general and administrative expenses	509	132	687	262
Distribution and shareholder servicing fees
Class S	24	—	38	—
Class D	8	—	12	—
Offering costs	143	150	315	281
Total expenses	5,980	3,879	12,205	7,060
Expense support (See Note 5)	(166)	(174)	(361)	(329)
Management fees waived (Note 5)	(865)	(165)	(1,554)	(165)
Incentive fees waived (Note 5)	(2,391)	(373)	(4,146)	(373)
Net expenses	2,558	3,167	6,144	6,193
Net investment income (loss)	17,385	7,970	29,854	15,185

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	92	610	145	618
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	580	(1,209)	(1,758)	(2,239)
Income tax (provision) benefit	67	—	(4)	—
Total net change in unrealized gain (loss)	647	(1,209)	(1,762)	(2,239)
Total net realized and unrealized gain (loss) on investments	739	(599)	(1,617)	(1,621)

Net increase (decrease) in net assets resulting from operations	$18,124	$7,371	$28,237	$13,564

The accompanying notes are an integral part of these consolidated financial statements.

Per share data:
Net investment income (loss) per share - Class S common share	$0.56	$—	$1.26	$—
Net investment income (loss) per share - Class D common share	$0.60	$—	$1.33	$—
Net investment income (loss) per share - Class I common share	$0.62	$0.75	$1.37	$1.43
Net increase (decrease) in net assets resulting from operations per share - Class S Common Share	$0.63	$—	$1.18	$—
Net increase (decrease) in net assets resulting from operations per share - Class D Common Share	$0.70	$—	$1.26	$—
Net increase (decrease) in net assets resulting from operations per share - Class I Common Share	$0.69	$0.69	$1.30	$1.28
Weighted average common shares outstanding - Class S common share	452,600	—	362,417	—
Weighted average common shares outstanding - Class D common share	525,217	—	389,929	—
Weighted average common shares outstanding - Class I common share	26,092,866	10,643,261	21,073,183	10,591,935
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$17,385	$7,970	$29,854	$15,185
Net realized gain (loss) on investments	92	610	145	618
Net change in unrealized appreciation (depreciation) on investments	647	(1,209)	(1,762)	(2,239)
Net increase (decrease) in net assets resulting from operations	18,124	7,371	28,237	13,564
Shareholder Distributions:
Class S	(248)	—	(438)	—
Class D	(307)	—	(494)	—
Class I	(15,644)	(7,663)	(27,666)	(14,305)
Net increase (decrease) in net assets resulting from shareholder distributions	(16,199)	(7,663)	(28,598)	(14,305)
Capital share transactions:
Class S:
Issuance of common shares, net	3,832	—	8,530	—
Reinvestment of shareholder distributions	94	—	142	—
Share transfer between classes	—	—	(101)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class S	3,926	—	8,571	—
Class D:
Issuance of common shares, net	5,019	—	11,234	—
Reinvestment of shareholder distributions	194	—	271	—
Net increase (decrease) in net assets resulting from capital share transactions - Class D	5,213	—	11,505	—
Class I:
Issuance of common shares, net	236,716	7,720	348,064	7,720
Reinvestment of shareholder distributions	4,350	—	5,664	—
Share transfer between classes	—	—	101	—
Repurchased shares, net of early repurchase deduction	(324)	—	(597)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class I	240,742	7,720	353,232	7,720
Total increase (decrease) in net assets	$251,806	$7,428	$372,947	$6,979
Net assets, beginning of period	$475,972	$259,852	$354,831	$260,301
Net assets, end of period	$727,778	$267,280	$727,778	$267,280

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,237	$13,564

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(480,971)	(53,529)
Proceeds from principal repayments and sales of investments	64,295	13,404
Payment-in-kind interest	(1,912)	(1,074)
Amortization of premium/accretion of discount, net	(603)	(490)
Net realized (gain) loss on investments	(145)	(618)
Net change in unrealized (appreciation) depreciation on investments	1,758	2,239
Amortization of deferred financing costs	85	78
Changes in operating assets and liabilities:
Due from affiliate for expense support	(248)	(311)
Receivable for investments sold	(176)	(8)
Interest receivable	(691)	347
Prepaid expenses	17	(82)
Payable for investments purchased	98,824	—
Interest payable	(307)	(52)
Management fee payable	219	—
Due to affiliate for expense support	248	311
Board of Trustees' fees payable	(1)	(1)
Accounts payable and accrued expenses	(516)	26
Net cash provided by (used in) operating activities	(291,887)	(26,196)

Cash flows from financing activities:
Proceeds from issuance of common shares	367,828	7,720
Repurchased shares, net of early repurchase deduction	(273)	—
Proceeds from secured borrowings	268,100	42,000
Repayments of secured borrowings	(310,850)	(64,000)
Distributions paid	(20,210)	(14,809)
Payments of deferred financing costs	—	(23)
Net cash provided by (used in) financing activities	304,595	(29,112)

Net increase (decrease) in cash and cash equivalents	12,708	(55,308)
Cash and cash equivalents, beginning of period	8,679	65,785
Cash and cash equivalents, end of period	$21,387	$10,477

Supplemental information and non-cash activities:
Cash paid during the period for interest	$4,519	$5,047
Cash paid during the period for excise taxes	31	2
Reinvestment of Shareholder Distributions	6,077	—
Share repurchases accrued but not yet paid	324	—

The accompanying notes are an integral part of these consolidated financial statements.

The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities that sum to the total of comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2024	June 30, 2023
Cash	$4,994	$3,871
Cash Equivalents	16,393	6,606
Total Cash and Cash Equivalents Shown on the Consolidated Statements of Cash Flows	$21,387	$10,477
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
Precision Aviation Group	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.83%	12/21/2029	$7,482	$7,342	$7,440	1.02%
Precision Aviation Group (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 5.75%	10.83%	12/21/2029	2,480	377	385	0.05%
Signature Aviation (AKA Brown Group Holding LLC)	(6) (10) (12)	First Lien Term Loan	S + 3.00%	8.33%	7/2/2031	1,122	1,120	1,123	0.16%
Turbine Engine Specialist, Inc	(4) (10)	Subordinated Debt	S + 9.50%	14.94%	3/1/2029	1,963	1,919	1,957	0.27%
Total Aerospace & Defense							10,758	10,905	1.50%

Automotive
Adient US LLC	(6) (10) (12) (13)	First Lien Term Loan	S + 2.75%	8.09%	1/31/2031	2,494	2,511	2,513	0.35%
Belron Finance US LLC	(6) (10) (12)	First Lien Term Loan	S + 2.00%	7.51%	4/13/2028	869	872	871	0.12%
Driven Holdings LLC	(6) (10) (12) (13)	First Lien Term Loan	S + 3.00%	8.46%	12/17/2028	3,496	3,494	3,489	0.48%
Mitchell International Inc.	(6) (10) (12)	First Lien Term Loan	S + 3.25%	8.59%	6/17/2031	5,480	5,453	5,440	0.75%
Randys Holdings, Inc	(4) (6) (7) (10)	First Lien Term Loan	S + 6.25%	11.56%	11/1/2028	3,937	3,874	3,891	0.53%
Randys Holdings, Inc (Delayed Draw)	(4) (6) (7) (10) (11)	First Lien Term Loan	S + 6.25%	11.56%	11/1/2028	1,332	245	229	0.03%
Total Automotive							16,449	16,433	2.26%

Banking, Finance, Insurance, Real Estate
Alliant Holdings Intermediate, LLC	(6) (10) (12)	First Lien Term Loan	S + 3.50%	8.84%	11/6/2030	3,000	3,017	3,011	0.41%
Asurion, LLC (fka Asurion Corporation)	(6) (10) (12)	First Lien Term Loan	S + 3.25%	8.71%	12/23/2026	1,990	1,985	1,976	0.27%
Broadstreet Partners, Inc.	(6) (10) (12)	First Lien Term Loan	S + 3.25%	8.59%	6/14/2031	3,000	3,016	2,996	0.41%
Hub International Holdings, Inc	(6) (10) (12)	First Lien Term Loan	S + 3.25%	8.57%	6/20/2030	2,246	2,256	2,254	0.31%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(4) (6) (7) (10)	First Lien Term Loan	S + 5.00%	10.48%	10/16/2028	5,947	5,904	5,867	0.81%
Ryan Specialty Group LLC	(6) (10) (12) (13)	First Lien Term Loan	S + 2.75%	8.09%	9/1/2027	4,445	4,469	4,474	0.61%
Sedgwick Claims Management Services Inc	(6) (10) (12)	First Lien Term Loan	S + 3.75%	8.34%	6/27/2031	2,250	2,244	2,244	0.31%
Truist Insurance Holdings LLC	(6) (10) (12)	First Lien Term Loan	S + 3.25%	8.58%	3/22/2031	3,250	3,262	3,261	0.45%
Total Banking, Finance, Insurance, Real Estate							26,153	26,083	3.58%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(4) (6) (10) (13)	First Lien Term Loan	S + 5.75%	11.08%	9/25/2029	4,215	4,140	4,161	0.57%
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries) (Incremental)	(4) (6) (10) (13)	First Lien Term Loan	S + 5.75%	11.08%	9/25/2029	1,798	1,782	1,775	0.24%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Cold Spring Brewing Company	(4) (6) (10)	First Lien Term Loan	S + 4.75%	10.09%	12/19/2025	5,772	5,772	5,772	0.79%
Dessert Holdings	(4) (6) (10)	First Lien Term Loan	S + 4.00%	9.46%	6/9/2028	4,914	4,786	4,782	0.66%
Fortune International, LLC	(4) (6) (10)	First Lien Term Loan	S + 4.50%	9.93%	1/17/2026	6,838	6,809	6,822	0.94%
Fresh Edge	(4) (6) (10)	Subordinated Debt	S + 4.50%	9.76% (Cash) 5.13% (PIK)	4/3/2029	3,031	2,971	2,968	0.41%
Nonni's Foods, LLC	(4) (6) (10)	First Lien Term Loan	S + 5.25%	10.68%	6/1/2026	6,854	6,854	6,854	0.94%
Palmetto Acquisitionco, Inc.	(4) (6) (10)	First Lien Term Loan	S + 5.75%	11.08%	9/18/2029	3,331	3,279	3,278	0.46%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 5.75%	11.08%	9/18/2029	1,216	446	430	0.06%
Refresco (Pegasus Bidco BV)	(6) (10) (12) (13)	First Lien Term Loan	S + 3.75%	9.07%	7/12/2029	2,769	2,781	2,788	0.38%
Sugar Foods	(4) (6) (7) (10)	First Lien Term Loan	S + 6.00%	11.33%	10/2/2030	4,211	4,123	4,227	0.58%
Sugar Foods (Delayed Draw)	(4) (6) (7) (10)	First Lien Term Loan	S + 6.00%	11.33%	10/2/2030	1,170	1,158	1,174	0.16%
Summit Hill Foods	(4) (6) (10)	First Lien Term Loan	S + 6.00%	11.35%	11/29/2029	2,758	2,720	2,747	0.38%
Sunny Sky Products	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.83%	12/23/2028	1,848	1,831	1,831	0.25%
Sunny Sky Products (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 5.50%	10.83%	12/23/2028	464	—	(4)	—%
SW Ingredients Holdings, LLC	(4) (10)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2028	10,230	10,230	10,055	1.38%
Total Beverage, Food & Tobacco							59,682	59,660	8.20%

Capital Equipment
EFC Holdings, LLC	(4) (10)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,467	2,409	2,465	0.34%
E-Technologies	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.84%	4/9/2030	6,464	6,401	6,404	0.88%
Firstcall Mechanical Group	(4) (6) (10)	First Lien Term Loan	S + 4.75%	10.09%	6/27/2030	10,000	9,900	9,900	1.36%
Firstcall Mechanical Group (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 4.75%	10.09%	6/27/2030	20,000	(25)	(199)	(0.03)%
GenServe LLC	(4) (6) (7) (10)	First Lien Term Loan	S + 5.75%	10.65%	6/30/2025	7,817	7,779	7,817	1.07%
Hayward Industries, Inc.	(6) (10) (12) (13)	First Lien Term Loan	S + 2.75%	8.21%	5/30/2028	4,233	4,243	4,235	0.58%
Hyperion	(6) (10) (12)	First Lien Term Loan	S + 4.50%	10.11%	8/30/2028	2,334	2,332	2,279	0.31%
Johnstone Supply	(6) (10) (12)	First Lien Term Loan	S + 3.00%	8.33%	5/16/2031	1,475	1,480	1,478	0.20%
Motion & Control Enterprises	(4) (6) (10)	First Lien Term Loan	S + 5.75%	11.35%	6/1/2028	1,592	1,575	1,587	0.22%
Motion & Control Enterprises (Delayed Draw)	(4) (6) (10)	First Lien Term Loan	S + 6.00%	11.35%	6/1/2028	4,383	4,378	4,368	0.60%
Motion & Control Enterprises (Delayed Draw) (Incremental)	(4) (10) (11)	First Lien Term Loan	S + 6.00%	11.35%	6/1/2028	12,311	5,530	5,489	0.76%
Motion & Control Enterprises (Incremental)	(4) (6) (10)	First Lien Term Loan	S + 6.00%	11.35%	6/1/2028	1,700	1,684	1,694	0.23%
Ovation Holdings, Inc.	(4) (6) (10)	First Lien Term Loan	S + 6.25%	11.73%	2/5/2029	2,958	2,905	2,955	0.41%
Ovation Holdings, Inc. (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.25%	11.73%	2/5/2029	700	566	572	0.08%
Rhino Tool House	(4) (6) (10)	First Lien Term Loan	S + 5.25%	10.73%	4/4/2029	2,660	2,614	2,664	0.37%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Rhino Tool House	(4) (6) (10)	First Lien Term Loan	S + 5.25%	10.73%	4/4/2029	661	655	662	0.09%
Rhino Tool House (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 5.25%	10.72%	4/4/2029	623	608	612	0.08%
Total Capital Equipment							55,034	54,982	7.55%

Chemicals, Plastics, & Rubber
Akzo Nobel Speciality (aka Starfruit US Holdco LLC)	(6) (10) (12)	First Lien Term Loan	S + 3.50%	8.83%	4/3/2028	3,838	3,861	3,860	0.53%
Anchor Packaging	(6) (10) (12)	First Lien Term Loan	S + 3.75%	9.09%	7/20/2029	3,751	3,753	3,758	0.52%
Chroma Color Corporation (dba Chroma Color)	(4) (6) (10)	First Lien Term Loan	S + 6.00%	11.33%	4/23/2029	1,735	1,706	1,722	0.23%
Chroma Color Corporation (dba Chroma Color) (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.00%	11.33%	4/23/2029	381	(3)	(3)	—%
INEOS US Finance LLC	(6) (10) (12) (13)	First Lien Term Loan	S + 3.75%	9.09%	2/7/2031	2,035	2,030	2,042	0.28%
Ineos US Finance LLC	(6) (10) (12) (13)	First Lien Term Loan	S + 3.75%	8.93%	1/31/2031	1,970	1,980	1,970	0.27%
INEOS US Petrochem LLC	(6) (10) (12)	First Lien Term Loan	S + 4.25%	9.69%	4/2/2029	872	872	871	0.12%
Kraton Polymers LLC	(6) (10) (12)	First Lien Term Loan	S + 3.25%	8.69%	3/15/2029	495	490	493	0.07%
Spartech	(6) (7) (10) (12)	First Lien Term Loan	S + 4.75%	10.06%	5/6/2028	3,910	3,910	3,042	0.42%
Tronox Limited	(6) (10) (12) (13)	First Lien Term Loan	S + 2.75%	8.09%	4/4/2029	3,345	3,355	3,357	0.46%
Univar Solutions USA Inc.	(6) (10) (12)	First Lien Term Loan	S + 4.00%	9.34%	8/1/2030	1,896	1,907	1,911	0.26%
Total Chemicals, Plastics, & Rubber							23,861	23,023	3.16%

Construction & Building
APi Group DE Inc.	(6) (10) (12) (13)	First Lien Term Loan	S + 2.00%	7.34%	12/18/2028	1,750	1,749	1,751	0.24%
Gannett Fleming	(4) (6) (10)	First Lien Term Loan	S + 6.25%	11.65%	12/20/2028	1,970	1,938	1,981	0.27%
Gulfside Supply	(6) (10) (12)	First Lien Term Loan	S + 3.00%	8.32%	5/29/2031	1,155	1,152	1,157	0.16%
Hyphen Solutions, LLC	(4) (6) (7) (10)	First Lien Term Loan	S + 5.50%	10.94%	10/27/2026	6,842	6,812	6,842	0.94%
ICE USA Infrastructure	(4) (6) (10)	First Lien Term Loan	S + 5.75%	11.08%	3/15/2030	5,838	5,782	5,782	0.79%
Kodiak	(6) (10) (12)	First Lien Term Loan	S + 3.75%	9.08%	3/12/2028	683	683	688	0.10%
MEI Rigging & Crating	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.34%	6/29/2029	3,142	3,086	3,143	0.43%
MEI Rigging & Crating (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 5.00%	10.34%	6/29/2029	501	(2)	—	—%
Quikrete Holdings, Inc.	(6) (10) (12)	First Lien Term Loan	S + 2.25%	7.59%	3/19/2029	1,489	1,491	1,491	0.21%
SPI LLC	(4) (6) (7) (10)	First Lien Term Loan	S + 5.00%	10.44%	12/21/2027	6,843	6,775	6,843	0.94%
Tencate	(6) (7) (10) (12)	First Lien Term Loan	S + 4.00%	9.33%	2/21/2031	6,217	6,189	6,254	0.86%
Tencate (Delayed Draw)	(7) (10) (11) (12)	First Lien Term Loan	S + 4.00%	9.33%	2/21/2031	1,361	—	8	—%
Thyssenkrupp Elevator (Vertical US Newco Inc)	(6) (10) (12) (13)	First Lien Term Loan	S + 3.50%	8.79%	4/30/2030	4,000	4,026	4,026	0.55%
Vertex Service Partners	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.82%	11/8/2030	1,227	1,210	1,210	0.17%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Vertex Service Partners (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 5.50%	10.83%	11/8/2030	2,365	1,695	1,667	0.23%
WSB Engineering Holdings Inc.	(4) (6) (10)	First Lien Term Loan	S + 6.00%	11.10%	8/31/2029	1,631	1,609	1,609	0.22%
WSB Engineering Holdings Inc. (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.00%	11.08%	8/31/2029	1,092	756	748	0.10%
Total Construction & Building							44,951	45,200	6.21%

Consumer Goods: Durable
Culligan (AKA Osmosis Debt Merger Sub Inc)	(6) (10) (12)	First Lien Term Loan	S + 4.00%	9.33%	7/31/2028	2,997	3,016	3,006	0.41%
Freedom U.S. Acquisition Corporation	(4) (6) (10)	First Lien Term Loan	S + 5.75%	11.20%	9/30/2024	6,911	6,911	6,808	0.94%
MITER Brands (MIWD Holdco II LLC)	(6) (10) (12)	First Lien Term Loan	S + 3.50%	8.84%	3/28/2031	3,500	3,522	3,526	0.48%
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7) (10)	First Lien Term Loan	S + 5.00%	10.42% (Cash) 1.00% (PIK)	11/2/2026	6,628	6,590	6,305	0.87%
SmartSign	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.94%	9/7/2028	2,014	1,999	2,014	0.28%
SmartSign	(4) (6) (10)	First Lien Term Loan	S + 5.75%	11.18%	9/7/2028	1,523	1,498	1,523	0.21%
SRAM LLC	(6) (10) (12)	First Lien Term Loan	S + 2.75%	8.21%	5/18/2028	3,820	3,831	3,824	0.53%
Topgolf Callaway Brands Corp	(6) (10) (12) (13)	First Lien Term Loan	S + 3.00%	8.34%	3/15/2030	1,411	1,411	1,417	0.19%
Total Consumer Goods: Durable							28,778	28,423	3.91%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7) (10)	First Lien Term Loan	S + 6.00%	11.50%	1/16/2026	6,839	6,829	6,741	0.93%
Clarios Global LP (f/k/a Johnson Controls Inc)	(6) (10) (12) (13)	First Lien Term Loan	S + 3.00%	8.34%	5/6/2030	998	998	1,001	0.14%
Elevation Labs	(4) (6) (10)	First Lien Term Loan	S + 5.75%	11.00%	6/30/2028	1,296	1,286	1,290	0.18%
Elevation Labs (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 5.75%	11.18%	6/30/2028	599	177	177	0.02%
Image International Intermediate Holdco II, LLC (Incremental)	(4) (6) (7) (10)	First Lien Term Loan	S + 5.50%	10.96%	7/10/2025	6,948	6,947	6,867	0.95%
Market Performance Group	(4) (6) (10)	First Lien Term Loan	S + 5.25%	10.58%	1/8/2030	3,702	3,668	3,739	0.51%
Market Performance Group (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 5.25%	10.58%	1/8/2030	908	—	9	—%
Perrigo Company plc	(6) (10) (12) (13)	First Lien Term Loan	S + 2.25%	7.69%	4/20/2029	1,989	1,989	1,988	0.27%
Protective Industrial Products (“PIP”)	(4) (6) (10)	First Lien Term Loan	S + 4.00%	9.46%	12/29/2027	6,284	6,266	6,268	0.86%
Revision Buyer LLC	(4) (10)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,227	10,076	10,227	1.41%
Ultima Health Holdings, LLC	(4) (10)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,336	1,316	1,339	0.18%
US Foods, Inc	(6) (10) (12) (13)	First Lien Term Loan	S + 2.00%	7.34%	11/22/2028	1,250	1,253	1,258	0.17%
Total Consumer Goods: Non-Durable							40,805	40,904	5.62%

Containers, Packaging & Glass
Novolex (Clydesdale Acquisition Holdings Inc)	(6) (10) (12)	First Lien Term Loan	S + 3.68%	9.12%	4/13/2029	1,997	2,011	2,003	0.28%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Oliver Packaging	(4) (10)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	1,326	1,307	1,241	0.17%
Online Labels Group	(4) (6) (10)	First Lien Term Loan	S + 5.25%	10.58%	12/19/2029	974	965	974	0.13%
Online Labels Group (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 5.25%	10.58%	12/19/2029	119	—	—	—%
Online Labels Group (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 5.25%	10.58%	12/19/2029	119	—	—	—%
PG Buyer, LLC	(4) (6) (10)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,278	8,278	8,278	1.14%
Proampac	(6) (7) (10) (12)	First Lien Term Loan	S + 4.00%	9.32%	9/15/2028	3,980	3,980	3,994	0.55%
Total Containers, Packaging & Glass							16,541	16,490	2.27%

Diversified Conglomerate Service
Genesys Cloud Services Holdings II LLC	(6) (10) (12)	First Lien Term Loan	S + 3.50%	8.84%	12/1/2027	1,750	1,765	1,760	0.24%
Total Diversified Conglomerate Service							1,765	1,760	0.24%

Energy: Electricity
Covanta Holding Corp	(6) (10) (12)	First Lien Term Loan	S + 2.50%	7.84%	11/30/2028	691	688	691	0.10%
Covanta Holding Corp	(6) (10) (12)	First Lien Term Loan	S + 2.50%	7.84%	11/30/2028	53	53	53	0.01%
Insulation Technology Group	(4) (6) (10) (13)	First Lien Term Loan	S + 5.50%	10.84%	6/25/2030	19,857	19,659	19,662	2.70%
Insulation Technology Group (Delayed Draw)	(4) (10) (11) (13)	First Lien Term Loan	S + 5.50%	10.84%	6/25/2030	5,226	—	(51)	(0.01)%
National Power	(4) (6) (10)	First Lien Term Loan	S + 6.00%	11.10%	10/22/2029	1,478	1,457	1,472	0.20%
National Power (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.00%	11.10%	10/22/2029	799	(2)	(3)	—%
Total Energy: Electricity							21,855	21,824	3.00%

Energy: Oil & Gas
Marco APE Opco Holdings, LLC	(4) (10)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	10,652	10,295	9,670	1.33%
Total Energy: Oil & Gas							10,295	9,670	1.33%

Environmental Industries
Contract Land Staff	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.33%	3/27/2030	6,669	6,603	6,604	0.91%
Contract Land Staff (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 5.00%	10.33%	3/27/2030	2,674	(6)	(26)	—%
GFL Environmental	(6) (10) (12) (13)	First Lien Term Loan	S + 2.00%	7.32%	6/27/2031	3,385	3,377	3,393	0.46%
GFL Environmental	(6) (10) (12)	First Lien Term Loan	S + 2.50%	7.83%	6/27/2031	1,987	1,994	1,993	0.27%
Impact Environmental Group	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.43%	3/23/2029	2,065	2,029	2,065	0.28%
Impact Environmental Group (Delayed Draw)	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.43%	3/23/2029	965	961	965	0.13%
Impact Environmental Group (Delayed Draw) (Incremental)	(4) (6) (10) (11)	First Lien Term Loan	S + 5.00%	10.43%	3/23/2029	1,712	717	724	0.10%
Impact Environmental Group (Incremental)	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.43%	3/23/2029	423	416	423	0.06%
North Haven Stack Buyer, LLC	(4) (6) (7) (10)	First Lien Term Loan	S + 5.50%	10.58%	7/16/2027	6,842	6,823	6,830	0.94%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

North Haven Stack Buyer, LLC (Delayed Draw)	(4) (7) (10) (11)	First Lien Term Loan	S + 5.00%	10.50%	7/16/2027	3,697	423	453	0.06%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(4) (6) (10)	First Lien Term Loan	S + 5.25%	10.68%	8/31/2028	812	806	778	0.11%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(4) (6) (10)	First Lien Term Loan	S + 6.25%	11.51%	7/3/2029	3,403	3,357	3,358	0.46%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.25%	11.58%	7/3/2029	2,571	1,897	1,869	0.26%
Total Environmental Industries							29,397	29,429	4.04%

Healthcare & Pharmaceuticals
Brightspring Health (aka Phoenix Gurantor Inc.)	(6) (10) (12)	First Lien Term Loan	S + 3.25%	8.59%	2/21/2031	3,990	3,977	3,985	0.55%
Health Management Associates	(4) (6) (10)	First Lien Term Loan	S + 6.25%	11.70%	3/30/2029	3,347	3,290	3,338	0.46%
Health Management Associates (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.25%	11.70%	3/30/2029	606	289	299	0.04%
Heartland Veterinary Partners LLC (Delayed Draw) (Incremental)	(4) (10) (11)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	5,000	—	(81)	(0.01)%
Heartland Veterinary Partners LLC (Delayed Draw) (Incremental)	(4) (10)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	5,088	5,088	5,006	0.69%
Heartland Veterinary Partners LLC (Incremental)	(4) (10)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	1,018	1,005	1,001	0.14%
Jazz Pharmaceuticals plc	(6) (10) (12) (13)	First Lien Term Loan	S + 3.00%	8.46%	5/5/2028	4,476	4,504	4,484	0.61%
Medline (AKA Mozart Borrower LP)	(6) (10) (12)	First Lien Term Loan	S + 2.75%	8.09%	10/23/2028	2,764	2,769	2,773	0.38%
New You Bariatric Group, LLC	(4) (6) (10)	First Lien Term Loan	S + 5.25%	10.73% (PIK)	4/30/2025	7,252	7,252	3,643	0.50%
Organon & Co	(6) (10) (12) (13)	First Lien Term Loan	S + 2.50%	7.83%	5/19/2031	1,418	1,415	1,421	0.20%
Parexel (AKA Phoenix Newco Inc)	(6) (10) (12)	First Lien Term Loan	S + 3.25%	8.71%	11/15/2028	2,244	2,250	2,251	0.31%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(4) (6) (10)	First Lien Term Loan	S + 5.75%	10.94%	10/5/2029	2,231	2,191	2,187	0.30%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 5.75%	10.93%	10/5/2029	731	465	451	0.06%
Select Medical Corporation	(6) (10) (12) (13)	First Lien Term Loan	S + 3.00%	8.34%	3/6/2027	4,448	4,471	4,455	0.61%
Southern Veterinary Partners	(6) (7) (10) (12)	First Lien Term Loan	S + 3.75%	9.09%	10/5/2027	4,217	4,214	4,232	0.58%
Surgery Center Holdings Inc	(6) (10) (12) (13)	First Lien Term Loan	S + 2.75%	8.09%	12/19/2030	2,000	2,018	2,008	0.27%
Team Services Group	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.58%	12/20/2027	3,316	3,300	3,301	0.45%
Thorne HealthTech	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.83%	10/16/2030	2,774	2,749	2,780	0.38%
TIDI Products	(4) (6) (7) (10)	First Lien Term Loan	S + 5.50%	10.84%	12/19/2029	4,543	4,501	4,573	0.63%
TIDI Products (Delayed Draw)	(4) (7) (10) (11)	First Lien Term Loan	S + 5.50%	10.84%	12/19/2029	1,201	—	8	—%
US Radiology Specialists, Inc.	(6) (7) (10) (12)	First Lien Term Loan	S + 5.25%	10.73%	12/15/2027	1,854	1,791	1,863	0.26%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value		% of Net Assets (5)

VMG Health	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.33%	4/16/2030	14,082	13,944	13,951		1.92%
W2O Holdings, Inc.(Delayed Draw)	(4) (6) (10)	First Lien Term Loan	S + 4.75%	10.08%	6/12/2026	6,841	6,841	6,754		0.93%
Wellspring Pharmaceutical	(4) (6) (10)	First Lien Term Loan	S + 5.75%	11.11%	8/22/2028	4,033	3,973	4,013		0.55%
Wellspring Pharmaceutical (Delayed Draw)	(4) (10)	First Lien Term Loan	S + 5.75%	11.11%	8/22/2028	1,876	1,865	1,866		0.26%
Young Innovations	(4) (6) (7) (10)	First Lien Term Loan	S + 5.75%	11.08%	12/3/2029	6,833	6,771	6,769		0.93%
Young Innovations (Delayed Draw)	(4) (7) (10) (11)	First Lien Term Loan	S + 5.75%	11.08%	12/3/2029	1,431	—	(13)		—%
Total Healthcare & Pharmaceuticals							90,933	87,318	0	12.00%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(4) (6) (10)	First Lien Term Loan	S + 6.00%	11.33%	6/13/2029	2,205	2,166	2,197		0.30%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.00%	11.33%	6/13/2029	891	(4)	(3)		—%
Ahead Data Blue LLC	(6) (10) (12)	First Lien Term Loan	S + 3.75%	9.08%	2/1/2031	3,609	3,601	3,626		0.50%
Ahead Data Blue LLC	(6) (10) (12)	First Lien Term Loan	S + 4.25%	9.58%	2/1/2031	1,882	1,864	1,890		0.26%
AppLovin Corp.	(6) (10) (12) (13)	First Lien Term Loan	S + 2.50%	7.84%	8/16/2030	3,905	3,920	3,914		0.54%
Diligent Corporation	(4) (6) (7) (10) (11)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2030	2,553	(12)	(11)		—%
Diligent Corporation	(4) (6) (7) (10)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2030	2,553	2,541	2,542		0.35%
Diligent Corporation	(4) (6) (7) (10)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2030	14,894	14,820	14,827		2.04%
Ensono, LP.	(4) (10)	First Lien Term Loan	S + 4.00%	9.46%	5/26/2028	10,930	10,876	10,877		1.49%
Evergreen Services Group II	(4) (6) (7) (10)	First Lien Term Loan	S + 5.75%	11.08%	10/4/2030	3,306	3,260	3,349		0.46%
Evergreen Services Group II (Delayed Draw)	(4) (6) (7) (10)	First Lien Term Loan	S + 6.00%	11.08%	10/4/2030	2,673	2,667	2,707		0.37%
II-VI INCORPORATED	(6) (10) (12) (13)	First Lien Term Loan	S + 2.50%	7.84%	7/2/2029	2,409	2,421	2,414		0.33%
Infobase Acquisition, Inc.	(4) (6) (10)	First Lien Term Loan	S + 5.50%	11.01%	6/14/2028	727	722	727		0.10%
Informatica LLC	(6) (10) (12) (13)	First Lien Term Loan	S + 2.25%	7.59%	10/27/2028	4,478	4,500	4,498		0.62%
Instructure Holdings Inc	(6) (10) (12) (13)	First Lien Term Loan	S + 2.75%	8.35%	10/30/2028	1,240	1,243	1,241		0.17%
ITSavvy LLC	(4) (6) (10)	First Lien Term Loan	S + 5.25%	10.75%	8/8/2028	1,766	1,754	1,766		0.24%
ITSavvy LLC (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 5.25%	10.73%	8/8/2028	95	58	59		0.01%
MKS Instruments Inc.	(6) (10) (12) (13)	First Lien Term Loan	S + 2.50%	7.83%	8/17/2029	3,433	3,453	3,441		0.47%
Quickbase	(4) (6) (10)	First Lien Term Loan	S + 4.00%	9.33%	10/2/2028	5,601	5,576	5,574		0.77%
Red Ventures LLC	(6) (10) (12)	First Lien Term Loan	S + 3.00%	8.34%	3/3/2030	1,365	1,362	1,351		0.19%
Specialist Resources Global Inc. (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 5.00%	10.34%	9/23/2027	11,790	(27)	—		—%
Specialist Resources Global Inc. (Delayed Draw)	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.34%	9/23/2027	6,840	6,840	6,840		0.94%
Specialist Resources Global Inc. (Incremental)	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.34%	9/23/2027	1,331	1,319	1,331		0.18%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

UPC Finance Partnership	(6) (10) (12)	First Lien Term Loan	S + 3.00%	8.44%	1/31/2029	3,000	2,987	2,988	0.41%
Velosio	(4) (6) (7) (10)	First Lien Term Loan	S + 5.25%	10.56%	3/1/2030	5,508	5,456	5,455	0.75%
Velosio (Delayed Draw)	(4) (7) (10) (11)	First Lien Term Loan	S + 5.25%	10.56%	3/1/2030	1,135	—	(11)	—%
Worldpay (GTCR W Merger Sub LLC)	(6) (10) (12) (13)	First Lien Term Loan	S + 3.00%	8.33%	1/31/2031	4,465	4,488	4,465	0.61%
Total High Tech Industries							87,851	88,054	12.10%

Hotel, Gaming & Leisure
Cinemark USA Inc.	(6) (10) (12) (13)	First Lien Term Loan	S + 3.25%	8.59%	5/24/2030	3,617	3,640	3,641	0.50%
Delta 2	(6) (10) (12) (13)	First Lien Term Loan	S + 2.25%	7.58%	1/15/2030	1,250	1,254	1,255	0.17%
Fleet U.S. Bidco Inc. (Argus Media)	(6) (10) (12) (13)	First Lien Term Loan	S + 3.25%	8.59%	2/21/2031	225	224	226	0.03%
Total Hotel, Gaming & Leisure							5,118	5,122	0.70%

Media: Advertising, Printing & Publishing
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(6) (10) (12)	First Lien Term Loan	S + 2.75%	8.09%	1/31/2031	3,990	4,003	4,002	0.55%
Vanguard Packaging LLC	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.60%	8/9/2026	5,858	5,852	5,858	0.80%
Total Media: Advertising, Printing & Publishing							9,855	9,860	1.35%

Media: Broadcasting & Subscription
DIRECTV (AKA DIRECTV Financing LLC)	(6) (10) (12)	First Lien Term Loan	S + 5.00%	10.46%	8/2/2027	170	169	171	0.02%
Nexstar Media Inc	(6) (10) (12) (13)	First Lien Term Loan	S + 2.50%	7.96%	9/18/2026	4,000	4,007	4,014	0.55%
Virgin Media Bristol LLC	(6) (10) (12) (13)	First Lien Term Loan	S + 3.25%	8.69%	1/31/2029	1,375	1,356	1,317	0.18%
Ziggo Financing Partnership	(6) (10) (12) (13)	First Lien Term Loan	S + 2.50%	7.94%	4/30/2028	500	491	484	0.07%
Total Media: Media: Broadcasting & Subscription							6,023	5,986	0.82%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(4) (10)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,775	2,733	2,653	0.36%
Creative Artists Agency, LLC	(6) (10) (12)	First Lien Term Loan	S + 3.25%	8.59%	11/27/2028	1,994	2,005	2,005	0.28%
Total Media: Diversified & Production							4,738	4,658	0.64%

Metals and Mining
Arsenal AIC Parent LLC	(6) (10) (12)	First Lien Term Loan	S + 3.75%	9.09%	8/18/2030	2,615	2,641	2,634	0.36%
Total Metals and Mining							2,641	2,634	0.36%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Retail
Amer Sports	(6) (10) (12) (13)	First Lien Term Loan	S + 3.25%	8.58%	2/17/2031	299	298	301	0.04%
Total Retail							298	301	0.04%

Services: Business
ALKU Intermediate Holdings, LLC	(4) (6) (10)	First Lien Term Loan	S + 6.25%	11.59%	5/23/2029	2,698	2,651	2,723	0.38%
Aramsco	(6) (7) (10) (12)	First Lien Term Loan	S + 4.75%	10.08%	10/10/2030	2,973	2,917	2,983	0.41%
Aramsco (Delayed Draw)	(6) (7) (10) (11) (12)	First Lien Term Loan	S + 4.75%	10.08%	10/10/2030	520	—	2	—%
ARMstrong	(4) (6) (10)	First Lien Term Loan	S + 6.25%	11.68%	10/8/2029	2,981	2,941	2,969	0.41%
ARMstrong (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.25%	11.65%	10/8/2029	1,007	61	64	0.01%
AssetMark Financial Holdings (GTCR Everest Borrower LLC)	(6) (10) (12) (13)	First Lien Term Loan	S + 3.00%	8.31%	6/3/2031	880	878	882	0.12%
Cast & Crew	(6) (10) (12)	First Lien Term Loan	S + 3.75%	9.09%	12/29/2028	1,870	1,873	1,874	0.26%
Class Valuation	(4) (10)	Subordinated Debt	N/A	11.00%	9/30/2026	444	439	419	0.06%
Colibri (McKissock LLC)	(6) (7) (10) (12)	First Lien Term Loan	S + 5.00%	10.33%	3/12/2029	5,970	5,831	6,000	0.83%
CrossCountry Consulting	(4) (6) (7) (10)	First Lien Term Loan	S + 4.75%	10.08%	6/1/2029	1,372	1,351	1,366	0.19%
CrossCountry Consulting (Delayed Draw)	(4) (7) (10) (11)	First Lien Term Loan	S + 4.75%	10.08%	6/1/2029	560	(4)	(3)	—%
CV Intermediate Holdco Corp.	(4) (10)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,902	9,430	1.30%
Evergreen Services Group	(4) (6) (7) (10)	First Lien Term Loan	S + 6.25%	11.68%	6/15/2029	4,006	3,943	4,001	0.55%
Evergreen Services Group (Delayed Draw)	(4) (6) (7) (10)	First Lien Term Loan	S + 6.25%	11.66%	6/15/2029	959	951	957	0.13%
Garda World Security Corporation	(6) (10) (12) (13)	First Lien Term Loan	S + 4.25%	9.59%	2/1/2029	2,000	2,028	2,015	0.28%
HireRight	(10) (12)	First Lien Term Loan	S + 4.00%	9.34%	9/27/2030	5,984	5,925	5,973	0.82%
ICON Publishing Ltd	(6) (10) (12) (13)	First Lien Term Loan	S + 2.00%	7.33%	7/3/2028	101	101	102	0.01%
ICON Publishing Ltd	(6) (10) (12) (13)	First Lien Term Loan	S + 2.00%	7.33%	7/3/2028	25	25	25	—%
Image First	(4) (6) (10)	First Lien Term Loan	S + 4.25%	9.58%	4/27/2028	6,760	6,746	6,777	0.93%
Image First (Delayed Draw)	(4) (10)	First Lien Term Loan	S + 4.25%	9.59%	4/27/2028	126	125	126	0.02%
Ingram Micro Inc	(6) (10) (12)	First Lien Term Loan	S + 3.00%	8.60%	6/30/2028	3,239	3,256	3,257	0.45%
Integrated Power Services (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 4.50%	9.96%	11/22/2028	5,096	234	246	0.03%
Integrated Power Services (Incremental)	(4) (6) (10)	First Lien Term Loan	S + 4.50%	9.96%	11/22/2028	1,235	1,232	1,235	0.17%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(4) (6) (7) (10)	First Lien Term Loan	S + 6.00%	11.33%	8/1/2029	2,419	2,386	2,410	0.33%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(4) (6) (7) (10) (11)	First Lien Term Loan	S + 6.00%	11.33%	8/1/2029	2,340	466	462	0.06%
Kofile, Inc.	(4) (10)	Subordinated Debt	N/A	10.00% (Cash) 1.75% (PIK)	7/29/2026	10,400	10,400	9,181	1.26%
KRIV Acquisition, Inc	(4) (6) (10)	First Lien Term Loan	S + 6.50%	11.83%	7/6/2029	5,195	5,065	5,056	0.69%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

KRIV Acquisition, Inc (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.50%	11.83%	7/6/2029	779	(8)	(21)	—%
LSCS Holdings Inc.	(6) (10) (12)	First Lien Term Loan	S + 4.50%	9.96%	12/16/2028	8,753	8,705	8,671	1.19%
OMNIA Partners	(6) (7) (10) (12)	First Lien Term Loan	S + 3.25%	8.57%	7/25/2030	2,496	2,481	2,501	0.34%
Open Text Corp	(6) (10) (12) (13)	First Lien Term Loan	S + 2.25%	7.59%	1/31/2030	4,449	4,474	4,473	0.61%
Phaidon International	(4) (6) (10) (13)	First Lien Term Loan	S + 5.50%	10.94%	8/22/2029	6,363	6,315	6,285	0.86%
Press Ganey	(4) (6) (7) (10)	First Lien Term Loan	S + 3.50%	8.84%	4/30/2031	5,175	5,124	5,127	0.70%
Propark Mobility	(4) (6) (10)	First Lien Term Loan	S + 6.25%	11.56%	1/31/2029	2,513	2,474	2,488	0.34%
Propark Mobility (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.25%	11.58%	1/31/2029	1,154	471	478	0.07%
Propark Mobility (Delayed Draw) (Incremental)	(4) (10) (11)	First Lien Term Loan	S + 6.25%	11.56%	1/31/2029	9,014	(22)	(89)	(0.01)%
Red Dawn SEI Buyer, Inc.	(4) (10)	Subordinated Debt	S + 8.25%	13.68%	11/23/2026	6,650	6,650	6,650	0.91%
Red Dawn SEI Buyer, Inc. (Incremental)	(4) (10)	Subordinated Debt	S + 8.50%	13.93%	11/20/2026	3,350	3,350	3,350	0.46%
Soliant Holdings LLC	(4) (10)	First Lien Term Loan	S + 3.75%	9.08%	6/20/2031	18,310	18,127	18,128	2.49%
System One	(4) (6) (10)	First Lien Term Loan	S + 3.75%	9.23%	3/2/2028	1,088	1,088	1,089	0.15%
Tempo Acquisition, LLC	(6) (10) (12)	First Lien Term Loan	S + 2.25%	7.59%	8/31/2028	4,462	4,481	4,479	0.62%
TouchTunes Interactive (Incremental)	(4) (6) (10)	First Lien Term Loan	S + 4.75%	10.09%	4/2/2029	7,692	7,692	7,710	1.06%
Trilon Group, LLC	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.98%	5/29/2029	6,890	6,864	6,823	0.94%
Trilon Group, LLC	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.98%	5/29/2029	3,014	2,985	2,984	0.41%
Trilon Group, LLC (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 5.50%	10.98%	5/29/2029	10,071	—	(98)	(0.01)%
Vistage	(4) (6) (7) (10)	First Lien Term Loan	S + 4.75%	10.08%	7/13/2029	3,482	3,466	3,508	0.48%
Total Services: Business							156,440	155,068	21.31%

Services: Consumer
360 Training	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2028	3,054	3,026	3,042	0.42%
360 Training (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2028	2,734	—	(11)	—%
A Place for Mom, Inc.	(4) (6) (10)	First Lien Term Loan	S + 4.50%	9.96%	2/10/2026	6,809	6,809	6,806	0.93%
All My Sons	(4) (6) (10)	First Lien Term Loan	S + 4.75%	10.21%	10/25/2028	3,626	3,609	3,608	0.50%
COP Exterminators Acquisition, Inc.	(4) (10)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	660	644	647	0.09%
COP Exterminators Acquisition, Inc. (Delayed Draw)	(4) (10) (11)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	505	415	411	0.05%
Excel Fitness	(4) (6) (10)	First Lien Term Loan	S + 5.25%	10.73%	4/27/2029	5,910	5,856	5,857	0.80%
Excel Fitness (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 5.25%	10.73%	4/27/2029	2,096	(15)	—	—%
Legacy Service Partners, LLC (“LSP”)	(4) (6) (10)	First Lien Term Loan	S + 5.25%	10.73%	1/9/2029	4,044	3,979	4,025	0.55%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(4) (6) (10)	First Lien Term Loan	S + 5.25%	10.74%	1/9/2029	1,885	1,877	1,876	0.26%
NearU	(4) (6) (7) (10)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	4,940	4,884	4,640	0.64%
NearU (Delayed Draw)	(4) (6) (7) (10) (11)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	766	—	(47)	(0.01)%
NearU (Delayed Draw)	(4) (6) (7) (10) (11)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	832	—	(51)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

NearU (Delayed Draw) (Incremental)	(4) (6) (7) (10) (11)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	171	—	(10)	—%
Norton Life Lock	(6) (10) (12) (13)	First Lien Term Loan	S + 1.75%	7.09%	9/12/2029	368	368	367	0.05%
Perennial Services, Group, LLC	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.94%	9/7/2029	1,685	1,663	1,678	0.23%
Perennial Services, Group, LLC (Delayed Draw)	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.94%	9/7/2029	1,508	1,505	1,502	0.21%
Protection One (aka Prime Security Services)	(6) (10) (12)	First Lien Term Loan	S + 2.25%	7.58%	10/13/2030	2,231	2,226	2,232	0.31%
Verscend Technologies	(6) (10) (12)	First Lien Term Loan	S + 3.25%	8.58%	5/1/2031	3,491	3,508	3,483	0.48%
Wrench Group	(4) (6) (7) (10)	First Lien Term Loan	S + 4.00%	9.60%	10/30/2028	3,968	3,959	3,976	0.55%
Total Services: Consumer							44,313	44,031	6.05%

Sovereign & Public Finance
LMI Renaissance	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.84%	7/18/2028	6,280	6,170	6,287	0.86%
Total Sovereign & Public Finance							6,170	6,287	0.86%

Telecommunications
Arise Holdings Inc.	(4) (6) (10)	First Lien Term Loan	S + 4.50%	9.83%	12/9/2025	6,839	6,813	6,215	0.85%
Iridium Satellite LLC	(6) (10) (12) (13)	First Lien Term Loan	S + 2.25%	7.59%	9/20/2030	2,309	2,311	2,309	0.32%
Mobile Communications America Inc (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.00%	10.83%	10/16/2029	1,463	63	62	0.01%
Mobile Communications America Inc	(4) (6) (10)	First Lien Term Loan	S + 5.50%	10.84%	10/16/2029	4,514	4,459	4,479	0.62%
Sapphire Telecom Inc	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.34%	6/27/2029	16,916	16,747	16,748	2.30%
Total Telecommunications							30,393	29,813	4.10%

Transportation: Cargo
Armstrong Transport Group	(4) (10)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,017	997	997	0.14%
Armstrong Transport Group	(4) (10)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	5,638	5,529	5,527	0.76%
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(4) (6) (10)	First Lien Term Loan	S + 6.00%	11.48%	12/23/2026	5,895	5,819	5,702	0.78%
Kenco Group, Inc. (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 5.00%	10.29%	11/15/2029	3,749	(20)	35	—%
Kenco Group, Inc.	(4) (6) (10)	First Lien Term Loan	S + 5.00%	10.29%	11/15/2029	21,277	21,155	21,475	2.95%
Kenco Group, Inc. (Delayed Draw) (Incremental)	(4) (10) (11)	First Lien Term Loan	S + 5.00%	10.29%	11/15/2029	4,920	(49)	46	0.01%
Uber Technologies Inc	(6) (10) (12) (13)	First Lien Term Loan	S + 2.75%	8.09%	3/3/2030	2,113	2,125	2,125	0.29%
Total Transportation: Cargo							35,556	35,907	4.93%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Transportation: Consumer
Air Canada	(6) (10) (12) (13)	First Lien Term Loan	S + 2.50%	7.85%	3/21/2031	4,055	4,069	4,066	0.56%
Alternative Logistics Technologies Buyer, LLC	(4) (6) (7) (10)	First Lien Term Loan	S + 5.50%	10.84%	2/14/2031	3,902	3,866	3,864	0.53%
Alternative Logistics Technologies Buyer, LLC (Delayed Draw)	(4) (7) (10) (11)	First Lien Term Loan	S + 5.50%	10.84%	2/14/2031	1,118	—	(11)	—%
American Student Transportaton Partners, Inc	(4) (10)	Subordinated Debt	N/A	6.00% (Cash) 8.50% (PIK)	9/11/2029	1,675	1,636	1,619	0.22%
United Airlines Inc	(6) (10) (12) (13)	First Lien Term Loan	S + 2.75%	8.09%	2/22/2031	4,459	4,475	4,476	0.61%
WestJet Airlines	(6) (10) (12) (13)	First Lien Term Loan	S + 3.75%	9.08%	2/14/2031	2,815	2,815	2,831	0.39%
Total Transportation: Consumer							16,861	16,845	2.31%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (6) (10)	First Lien Term Loan	S + 6.25%	11.69%	4/3/2030	2,520	2,476	2,503	0.35%
Pinnacle Supply Partners, LLC (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.25%	11.65%	4/3/2030	1,453	546	547	0.08%
Vistra Operations Co	(6) (10) (12) (13)	First Lien Term Loan	S + 2.75%	8.09%	4/30/2031	3,594	3,610	3,614	0.50%
Total Utilities: Electric							6,632	6,664	0.93%

Utilities: Water
USA Water	(4) (6) (10)	First Lien Term Loan	S + 4.75%	10.08%	2/21/2031	6,962	6,898	6,911	0.95%
USA Water (Delayed Draw)	(4) (10) (11)	First Lien Term Loan	S + 4.75%	10.08%	2/21/2031	2,684	—	(20)	—%
Total Utilities: Water							6,898	6,891	0.95%

Wholesale
Industrial Service Group	(4) (6) (10)	First Lien Term Loan	S + 5.75%	11.09%	12/7/2028	2,441	2,402	2,417	0.33%
Industrial Service Group (Delayed Draw)	(4) (6) (10)	First Lien Term Loan	S + 5.75%	11.09%	12/7/2028	1,271	1,266	1,258	0.17%
Industrial Service Group (Delayed Draw) (Incremental)	(4) (6) (10) (11)	First Lien Term Loan	S + 5.75%	11.09%	12/7/2028	2,250	2,143	2,123	0.29%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(4) (6) (10)	First Lien Term Loan	S + 6.50%	11.98%	1/19/2029	4,540	4,468	4,545	0.63%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(4) (6) (10) (11)	First Lien Term Loan	S + 6.50%	11.98%	1/19/2029	1,139	(17)	1	—%
Micronics	(4) (10)	Subordinated Debt	S + 5.25%	10.81%	2/17/2027	1,880	1,849	1,847	0.26%
New Era Technology, Inc	(4) (6) (7) (10)	First Lien Term Loan	S + 6.25%	11.73%	10/31/2026	6,689	6,674	6,567	0.90%
Solaray, LLC	(4) (6) (7) (10)	First Lien Term Loan	S + 6.50%	11.93%	12/15/2025	6,510	6,510	6,189	0.85%
Total Wholesale							25,295	24,947	3.43%

Total Debt Investments							$922,339	$915,172	125.75%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialist, Inc)	(4) (8) (9) (10)	Class A-1 Units	9/1/2023	1,180,000	$1,180	$1,523	0.21%
Clarity Innovations, Inc.	(4) (8) (10)	Partnership Interests	12/7/2023	77,000	76	83	0.01%
Clarity Innovations, Inc.	(4) (8) (10)	Partnership Interests	6/21/2024	389,000	389	418	0.06%
Total Aerospace & Defense					1,645	2,024	0.28%

Banking, Finance, Insurance, Real Estate
Arax Investment Partners	(4) (8) (10) (13)	Limited Partnership Interest	3/28/2024	820,313	818	1,191	0.16%
Inszone	(4) (8) (10) (13)	Partnership Interests	11/30/2023	80,208	77	82	0.01%
Total Banking, Finance, Insurance, Real Estate					895	1,273	0.17%

Beverage, Food & Tobacco
Fresh Edge - Common	(4) (8) (10)	Class B Common Units	10/3/2022	454	—	26	—%
Fresh Edge - Preferred	(4) (8) (10)	Class A Preferred Units	10/3/2022	454	454	462	0.07%
Marlin Coinvest LP	(4) (8) (10) (13)	Limited Partnership Interests	5/8/2023	200,000	200	234	0.03%
Spice World	(4) (8) (10)	LLC Common Units	3/31/2022	1,000	126	141	0.02%
Sugar PPC Holdings LLC	(4) (8) (10) (13)	Parent Units	9/29/2023	2,000	200	230	0.03%
Tech24	(4) (8) (10)	Company Unit	10/5/2023	200	200	216	0.03%
Total Beverage, Food & Tobacco					1,180	1,309	0.18%

Capital Equipment
EFC Holdings, LLC	(4) (8) (10) (13)	Class A Common Units	3/1/2023	114	46	118	0.02%
EFC Holdings, LLC	(4) (8) (10) (13)	Series A Preferred Units	3/1/2023	114	114	126	0.02%
E-Technologies	(4) (8) (10)	Partnership Interests	5/22/2024	1,000,000	1,010	1,000	0.13%
Total Capital Equipment					1,170	1,244	0.17%

Chemicals, Plastics & Rubber
Meyer Lab	(4) (8) (10) (13)	Units	2/27/2024	849,000	849	849	0.12%
Total Chemicals, Plastics & Rubber					849	849	0.12%

Construction & Building
Gannett Fleming	(4) (8) (10)	Series F Units	5/26/2023	142,296	147	246	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Gannett Fleming	(4) (8) (9) (10)	Limited Partnership Interests	12/20/2022	106,126	106	183	0.03%
Trench Plate Rental Co.	(4) (8) (10)	Common Equity	3/28/2022	1,000	127	57	0.01%
Total Construction & Building					380	486	0.07%

Consumer Goods: Non-Durable
RVGD Aggregator LP (Revision Skincare)	(4) (8) (10)	Limited Partnership Interests	3/31/2022	100	98	102	0.01%
Ultima Health Holdings, LLC	(4) (8) (10)	Preferred Units	9/12/2022	11	130	184	0.03%
WCI Holdings LLC	(4) (8) (10) (13)	Class A1 Units	2/6/2023	534,934	535	561	0.08%
Total Consumer Goods: Non-Durable					763	847	0.12%

Containers, Packaging & Glass
Oliver Packaging	(4) (8) (10)	Class A Common Units	7/6/2022	6,710	671	287	0.04%
PG Aggregator, LLC	(4) (8) (10) (13)	LLC Units	3/31/2022	100	109	113	0.01%
Total Containers, Packaging & Glass					780	400	0.05%

Healthcare & Pharmaceuticals
Churchill NYBG Blocker, LLC	(4) (7) (8) (10)	LLC Interest	4/10/2024	442,712	—	—	—%
Health Management Associates	(4) (8) (10)	Class A Common Units	3/31/2023	161,953	162	201	0.03%
Spectrum Science	(4) (8) (10)	Limited Partner Interests	10/2/2023	235,000	252	209	0.03%
Total Healthcare & Pharmaceuticals					414	410	0.06%

High Tech Industries
ITSavvy LLC	(4) (8) (10)	Class A Common Units	8/8/2022	119	119	336	0.04%
Netchex	(4) (8) (10)	Limited Partnership Interest	3/28/2024	480,000	513	552	0.08%
Total High Tech Industries					632	888	0.12%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(4) (8) (10)	Series A-3 Preferred Units	10/4/2022	43,679	655	528	0.07%
Total Media: Diversified & Production					655	528	0.07%

Services: Business
Class Valuation	(4) (8) (10)	Class A Common Units	12/8/2023	1,038	105	41	0.01%
FCP-Cranium Holdings P/S A	(4) (8) (10) (13)	Class A Common Shares	9/11/2023	3,753,613	—	55	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (10) (13)	Series A Preferred Shares	9/11/2023	10,256,410	389	450	0.06%
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (10) (13)	Series B Preferred Shares	9/11/2023	3,753,613	600	639	0.09%
Kofile, Inc.	(4) (8) (10)	Class A-2 Common Units	3/31/2022	100	108	107	0.01%
KRIV Acquisition, Inc	(4) (8) (10)	Class A Units	7/17/2023	200	200	177	0.02%
Smith System	(4) (8) (10)	Common Units	12/13/2023	84,000	84	98	0.01%
Worldwide Clinical Trials	(4) (8) (10)	Series A Preferred	12/12/2023	49	47	47	0.01%
Worldwide Clinical Trials	(4) (8) (10)	Class A Interests	12/12/2023	7	74	75	0.01%
Total Services: Business					1,607	1,689	0.23%

Services: Consumer
AirX Climate Solutions Company	(4) (8) (10)	Partnership Interests	11/7/2023	96	77	121	0.02%
COP Exterminators Investment, LLC	(4) (8) (10)	Class A Units	7/31/2023	770,000	862	938	0.13%
Legacy Service Partners, LLC (“LSP”)	(4) (8) (10)	Class B Units	1/9/2023	1,963	196	228	0.03%
NearU	(4) (7) (8) (10)	Limited Partnership Interests	8/8/2022	1,419	142	89	0.01%
Perennial Services Investors LLC	(4) (8) (10) (13)	Class A Units	9/8/2023	1,957	196	271	0.04%
Total Services: Consumer					1,473	1,647	0.23%

Sovereign & Public Finance
LMI Renaissance	(4) (8) (10)	Limited Partnership Interests	7/18/2022	106,984	107	206	0.03%
Total Sovereign & Public Finance					107	206	0.03%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(4) (8) (10)	Limited Partnership Interest	9/11/2023	77,974	80	68	0.01%
Total Transportation: Consumer					80	68	0.01%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (8) (10)	Subject Partnership Units	4/3/2023	111,875	112	121	0.02%
Total Utilities: Electric					112	121	0.02%

Utilities: Water
USA Water	(4) (8) (10) (13)	Common Units	2/21/2024	4,226	423	453	0.06%
Total Utilities: Water					423	453	0.06%

Total Equity Investments					$13,165	$14,442	1.99%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Interest Rate	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class	5.20%	16,382	$16,382	$16,382	2.25%
First American Government Obligations Fund - Class Z	5.20%	11	11	11	—%
Total Cash Equivalents			$16,393	$16,393	2.25%

Total Investments			$951,897	$946,007	129.99%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2024. As of June 30, 2024, effective rates for 1M S, 3M S, 6M S and 12M S are 5.34%, 5.32%, 5.25% and 5.04%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $727,778 as of June 30, 2024.
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
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of June 30, 2024, the Fund held forty-seven restricted securities with an aggregate fair value of $14,442, or 1.98% of the Fund’s net assets.
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
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of June 30, 2024, total non-qualifying assets at fair value represented 15.38% of the Fund's total assets calculated in accordance with the 1940 Act.

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Transportation: Consumer
Air Canada	(6) (12)(13)	First Lien Term Loan	S+ 3.50%	9.14%	8/11/2028	996	999	1,001	0.28%
American Student Transportaton Partners, Inc	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.50% (PIK)	9/11/2029	1,606	1,564	1,564	0.44%
United Airlines Inc	(6) (12)(13)	First Lien Term Loan	S+ 3.75%	9.22%	4/21/2028	1,245	1,250	1,251	0.36%
Total Transportation: Consumer							3,813	3,816	1.08%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (6)	First Lien Term Loan	S+ 6.00%	11.47%	4/3/2030	2,533	2,486	2,515	0.71%
Pinnacle Supply Partners, LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.47%	4/3/2030	1,455	(12)	(10)	—%
Total Utilities: Electric							2,474	2,505	0.71%

Wholesale
CDI AcquisitionCo, Inc.	(4) (6)	First Lien Term Loan	S+ 4.25%	9.55%	12/24/2024	6,684	6,672	6,679	1.88%
Industrial Service Group (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	11.11%	12/7/2028	2,259	238	213	0.06%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(4) (6)	First Lien Term Loan	S+ 6.50%	12.03%	1/20/2029	4,583	4,504	4,590	1.29%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	12.03%	1/20/2029	1,139	(19)	2	—%
ISG Merger Sub, LLC (dba Industrial Service Group)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.60%	12/7/2028	2,454	2,411	2,470	0.70%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.60%	12/7/2028	1,277	1,272	1,286	0.36%
New Era Technology, Inc	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.78%	10/31/2026	6,723	6,703	6,512	1.84%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S+ 6.50%	11.97%	12/15/2025	6,889	6,886	6,399	1.80%
Total Wholesale							28,667	28,151	7.93%

Total Debt Investments							$506,746	$501,812	141.42%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialist, Inc)	(4) (8) (9) (14)	Class A-1 Units	9/1/2023	1,180,000	$1,180	$1,245	0.35%
Clarity Innovations, Inc.	(4) (8) (9)	Partnership Interests	12/7/2023	77,000	76	77	0.02%
Total Aerospace & Defense					1,256	1,322	0.37%

Banking, Finance, Insurance, Real Estate
Inszone	(4) (8) (9)(13)	Partnership Interests	11/30/2023	80,208	77	80	0.02%
Total Banking, Finance, Insurance, Real Estate					77	80	0.02%

Beverage, Food & Tobacco
Fresh Edge - Common	(4) (8) (9)	Class B Common Units	10/3/2022	454	—	67	0.02%
Fresh Edge - Preferred	(4) (8) (9)	Class A Preferred Units	10/3/2022	454	454	507	0.14%
Marlin Coinvest LP	(4) (8) (9)(13)	Limited Partnership Interests	5/9/2023	200,000	200	236	0.07%
Sugar PPC Holdings LLC	(4) (8) (9)(13)	Parent Units	9/29/2023	2,000	200	200	0.06%
Spice World	(4) (8) (9)	LLC Common Units	3/31/2022	1,000	126	115	0.03%
Tech24	(4) (8) (9)	Company Unit	10/5/2023	200	200	200	0.06%
Total Beverage, Food & Tobacco					1,180	1,325	0.38%

Capital Equipment
EFC Holdings, LLC	(4) (8) (9)(13)	Series A Preferred Units	3/1/2023	114	114	121	0.03%
EFC Holdings, LLC	(4) (8) (9)(13)	Class A Common Units	3/1/2023	114	46	87	0.02%
Total Capital Equipment					160	208	0.05%

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
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of December 31, 2023, total non-qualifying assets at fair value represented 10.16% of the Fund's total assets calculated in accordance with the 1940 Act.
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
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $250 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund primarily focuses on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which the Fund considers the core middle market. The Fund primarily invests in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. The portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). The Fund targets an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support the Fund’s share repurchase program (as discussed further in Note 8), the Fund also will invest 5% to 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
Churchill PCIF Advisor LLC (the “Adviser” or “PCIF Adviser”), a wholly owned subsidiary of Churchill Asset Management LLC (“Churchill”), serves as the Fund’s investment adviser. The Adviser is responsible for the overall management of the Fund’s activities and has delegated substantially all of its daily portfolio management obligations to Churchill pursuant to a sub-advisory agreement. Churchill is an indirect subsidiary of Nuveen, LLC (“Nuveen”), the investment management division of TIAA (as defined below). The Adviser and Churchill also have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management”, and together with Churchill, “Sub-Advisers”), acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below), subject to the pace and amount of investment activity in the middle market investment program, pursuant to a sub-advisory agreement. See Note 5, Related Party Transactions.
The Fund was established by Teachers Insurance and Annuity Association of America (“TIAA”), the ultimate parent of Churchill and Nuveen, and operated as a wholly owned subsidiary of TIAA until the Escrow Break Date (as defined below). On March 30, 2022, TIAA purchased 40 shares of the Fund’s Class I shares at $25.00 per share.
NCPIF SPV I LLC (“SPV I”), NCPIF Equity Holdings LLC (“Equity Holdings”), and NCPCIF SPV II, LLC (“SPV II”) were formed on February 25, 2022, April 1, 2022, and June 6, 2024, respectively. Each of SPV I, Equity Holdings, and SPV II is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. SPV I commenced operations on March 31, 2022, upon receipt of the contribution of portfolio investments from TIAA to the Fund (as discussed further in Note 8). Equity Holdings commenced operations on the date of its formation. SPV II has not commenced operations as of June 30, 2024.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Fund is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the period presented, have been included. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value unless otherwise disclosed herein.
Consolidation
As provided under ASC 946, the Fund will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, SPV I, Equity Holdings, and SPV II. All significant intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Fund to make estimates based on assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2024, the Fund did not hold any restricted cash.
Valuation of Portfolio Investments
Investments are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), and in accordance with the 1940 Act. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous market, and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
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
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. For the three and six months ended June 30, 2024, the Fund earned $1,026 and $1,898, respectively, in PIK income, representing 5.14% and 5.27% of total investment income, respectively. For the three and six months ended June 30, 2023, the Fund earned $506 and $1,074, respectively, in PIK income, representing 4.54% and 5.02% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended June 30, 2024, the Fund earned $10 and $59, respectively, in dividend income. For the three and six months ended June 30, 2023, the Fund earned $25 and $98, respectively, in dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2024, the Fund earned other income of $252 and $415, respectively, primarily related to amendment fees. For the three and six months ended June 30, 2023, the Fund earned other income of $12 and $31, respectively, primarily related to prepayment fees.
Loans are generally placed on non-accrual status when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment, or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2024 and December 31, 2023, there were no loans in the Fund's portfolio on non-accrual status.

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
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three and six months ended June 30, 2024, offering costs of $217 and $248, respectively, were incurred, and $143 and $315, respectively, were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. For the three and six months ended June 30, 2023, offering costs of $115 and $313, respectively, were incurred, and $150 and $281, respectively, were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I is a disregarded entity for tax purposes and will be consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and six months ended June 30, 2024 and 2023, the Fund did not incur any excise tax expense.

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
Functional Currency
The functional currency of the Fund is the U.S. Dollar and all transactions were in U.S. Dollars.
3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$822,901	$818,315	88.03%	$402,858	$399,882	78.10%
Subordinated Debt (1)	99,438	96,857	10.42%	103,888	101,930	19.90%
Equity Investments	13,165	14,442	1.55%	9,422	10,224	2.00%
Total	$935,504	$929,614	100.00%	$516,168	$512,036	100.00%
Largest portfolio company investment	$21,086	$21,556	2.32%	$10,731	$10,986	2.15%
Average portfolio company investment	$4,233	$4,206	0.45%	$3,246	$3,220	0.63%
_______________
(1)As of June 30, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $50,495 and mezzanine debt of $46,362 at fair value, and second lien term loans and/or second lien notes of $51,746 and mezzanine debt of $47,692 at amortized cost. As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760 at fair value, and second lien term loans and/or second lien notes of $53,365 and mezzanine debt of $50,523 at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of June 30, 2024 and December 31, 2023 was as follows:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Industry	June 30, 2024	December 31, 2023
Aerospace & Defense	1.39%	2.07%
Automotive	1.77%	1.10%
Banking, Finance, Insurance, Real Estate	2.94%	1.49%
Beverage, Food & Tobacco	6.56%	10.39%
Capital Equipment	6.05%	4.28%
Chemicals, Plastics & Rubber	2.57%	3.80%
Construction & Building	4.91%	4.78%
Consumer Goods: Durable	3.06%	3.76%
Consumer Goods: Non-durable	4.49%	5.97%
Containers, Packaging & Glass	1.82%	3.49%
Diversified Conglomerate Service	0.19%	—%
Energy: Electricity	2.35%	0.43%
Energy: Oil & Gas	1.04%	3.08%
Environmental Industries	3.17%	3.04%
Healthcare & Pharmaceuticals	9.44%	10.08%
High Tech Industries	9.57%	4.81%
Hotel, Gaming & Leisure	0.55%	0.44%
Media: Advertising, Printing & Publishing	1.06%	1.33%
Media: Broadcasting & Subscription	0.64%	0.80%
Media: Diversified & Production	0.56%	—%
Metals and Mining	0.28%	0.10%
Retail	0.03%	—%
Services: Business	16.86%	16.82%
Services: Consumer	4.91%	5.73%
Sovereign & Public Finance	0.70%	0.77%
Telecommunications	3.21%	2.33%
Transportation: Cargo	3.86%	2.32%
Transportation: Consumer	1.82%	0.78%
Utilities: Electric	0.73%	0.51%
Utilities: Water	0.79%	—%
Wholesale	2.68%	5.50%
Total	100.00%	100.00%
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$866,730	$860,743	92.60%	118.27%
Canada	26,923	26,951	2.90%	3.70%
United Kingdom	27,187	27,266	2.93%	3.75%
Ireland	1,989	1,988	0.21%	0.27%
Luxembourg	9,894	9,878	1.06%	1.36%
Netherlands	2,781	2,788	0.30%	0.38%
	$935,504	$929,614	100.00%	127.73%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$496,774	$492,518	96.19%	138.80%
Canada	6,374	6,376	1.25%	1.80%
United Kingdom	9,045	9,139	1.78%	2.58%
Ireland	1,741	1,750	0.34%	0.49%
Luxembourg	1,255	1,255	0.25%	0.35%
Netherlands	979	998	0.19%	0.28%
	$516,168	$512,036	100.00%	144.30%

As of June 30, 2024 and December 31, 2023, on a fair value basis, 91.25% and 84.74%, respectively, of the Fund’s debt investments bore interest at a floating rate and 8.75% and 15.26%, respectively, of the Fund’s debt investments bore interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of June 30, 2024 and December 31, 2023, according to the fair value hierarchy:

As of June 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$257,108	$561,207	$818,315
Subordinated Debt (1)	—	—	96,857	96,857
Equity Investments	—	—	14,442	14,442
Cash Equivalents	16,393	—	—	16,393
Total	$16,393	$257,108	$672,506	$946,007
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $50,495 and mezzanine debt of $46,362.

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$45,486	$354,396	$399,882
Subordinated Debt (1)	—	—	101,930	101,930
Equity Investments	—	—	10,224	10,224
Cash Equivalents	7,590	—	—	7,590
Total	$7,590	$45,486	$466,550	$519,626
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended June 30, 2024
	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2024	$421,782	$100,189	$12,873	$534,844
Purchase of investments	185,542	6,468	1,450	193,460
Proceeds from principal repayments and sales of investments	(21,360)	(10,309)	(420)	(32,089)
Payment-in-kind interest	210	818	—	1,028
Amortization of premium/accretion of discount, net	(1,670)	69	—	(1,601)
Net realized gain (loss) on investments	137	—	(29)	108
Net change in unrealized appreciation (depreciation) on investments	682	(378)	568	872
Transfers out of Level 3 (1)	(24,116)	—	—	(24,116)
Balance as of June 30, 2024	$561,207	$96,857	$14,442	$672,506

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2024	$680	$(380)	$570	$870

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	As of and for the Six Months Ended June 30, 2024
	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of January 1, 2024	$354,396	$101,930	$10,224	$466,550
Purchase of investments	259,910	6,882	4,552	271,344
Proceeds from principal repayments and sales of investments	(36,794)	(13,114)	(775)	(50,683)
Payment-in-kind interest	346	1,566	—	1,912
Amortization of premium/accretion of discount, net	(1,426)	143	—	(1,283)
Net realized gain (loss) on investments	182	74	(30)	226
Net change in unrealized appreciation (depreciation) on investments	(1,465)	(624)	471	(1,618)
Transfers out of Level 3 (1)	(13,942)	—	—	(13,942)
Balance as of June 30, 2024	$561,207	$96,857	$14,442	$672,506

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2024	$(1,355)	$(598)	$510	$(1,443)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2024, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for one portfolio company.

	As of and for the Three Months Ended June 30, 2023
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

	As of and for the Six Months Ended June 30, 2023
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
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value at June 30, 2024	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$404,863	Yield Method	Implied Discount Rate	6.09%	17.79%	10.50%
First Lien Term Loans	152,701	Recent Transactions	Transaction Price	$97.31	$100.25	$99.28
First Lien Term Loans	3,643	Market Approach	EBITDA Multiple	8.00x	8.00x	8.00x
Subordinated Debt	80,333	Yield Method	Implied Discount Rate	11.57%	21.38%	15.40%
Subordinated Debt	16,524	Recent Transactions	Transaction Price	$98.03	$100.00	$99.22
Equity Investments	12,496	Market Approach	EBITDA Multiple	8.00x	21.50x	12.74x
Equity Investments	107	Market Approach	ARR Multiple	7.50x	7.50x	7.50x
Equity Investments	839	Yield Method	Implied Discount Rate	8.36%	16.06%	10.78%
Total	$671,506
Equity investments in the amount of $1,000 at June 30, 2024 have been excluded from the table above as the investments are valued using recent transaction price.

Investment Type	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$282,615	Yield Method	Implied Discount Rate	6.13%	16.48%	10.88%
First Lien Term Loans	68,615	Recent Transactions	Transaction Price	$97.83	$100.13	$98.87
First Lien Term Loans	3,166	Market Approach	EBITDA Multiple	7.50x	7.50x	7.50x
Subordinated Debt	100,086	Yield Method	Implied Discount Rate	11.57%	20.63%	13.96%
Subordinated Debt	1,844	Recent Transactions	Transaction Price	$98.01	$98.01	$98.01
Equity Investments	8,779	Market Approach	EBITDA Multiple	8.50x	19.50x	11.49x
Equity Investments	57	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
		Market Approach	ARR Multiple	3.50x	3.50x	3.50x
Equity Investments	528	Yield Method	Implied Discount Rate	8.36%	15.16%	8.35%
Total	$465,690

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
5. RELATED PARTY TRANSACTIONS
Advisory Agreement
On March 31, 2022, the Fund entered into an investment advisory agreement with Churchill (as amended on August 3, 2022, January 10, 2023, and August 2, 2023, the “Prior Advisory Agreement”). The Board, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), approved the Prior Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. On May 28, 2024, the Fund’s shareholders approved a new investment advisory agreement (the “Advisory Agreement”), which became effective immediately. On February 20, 2024, the Board, including all of the Independent Trustees, approved the Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act.
In connection with an internal reorganization of Churchill with respect to the advisory services being provided to the Fund, PCIF Adviser will serve as the Fund’s investment adviser, rather than Churchill. PCIF Adviser is responsible for the overall management of the Fund’s activities under the Advisory Agreement, and has delegated substantially all of its daily portfolio management obligations as set forth in the Advisory Agreement to Churchill pursuant to the CAM Sub-Advisory Agreement (as described below). Notwithstanding the foregoing, there will be no changes to the advisory services provided to the Fund (including no changes in the personnel providing the advisory services). The Advisory Agreement is identical to the Prior Advisory Agreement except the initial term will begin upon the effective date of the Advisory Agreement.
The Advisory Agreement will remain in effect for a period of two years from its effective date, May 28, 2024 and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. The Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by the Adviser without penalty upon not less than 120 days’ written notice to the Fund, or by the Fund without penalty upon not less than 60 days’ written notice to the Adviser.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

On April 29, 2024, the Fund entered into a management and incentive fee waiver agreement (the “Prior Fee Waiver Agreement”) with Churchill, pursuant to which Churchill has agreed to extend the term of the initial fee waiver under the Prior Advisory Agreement, and (a) waive 50% of the management fee payable to Churchill and (b) waive 100% of the incentive fee based on income payable to Churchill for the period beginning June 1, 2024 until December 31, 2024. In connection with entering into the Advisory Agreement, on May 28, 2024, the Fund entered into a new management and incentive fee waiver agreement (the “Fee Waiver Agreement”) with the Adviser, pursuant to which the Adviser has agreed to continue to waive the management fee and the incentive fee on income pursuant to the same terms and for the same period set forth in the Prior Fee Waiver Agreement. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the management fee or the incentive fee based on income as set forth in the Advisory Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Advisory Agreement will remain in full force and effect.
Base Management Fee
The management fee is payable monthly in arrears at an annual rate of 0.75% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has operations, net assets will be measured using the beginning net assets as of the Escrow Break Date. In addition, the Adviser has agreed to waive 100% of its management fee until June 1, 2024, the expiry of twelve months from the Escrow Break Date, and 50% of the management fee for the period from June 1, 2024 through December 31, 2024.
For the three and six months ended June 30, 2024, base management fees earned were $1,084 and $1,773, respectively, out of which $865 and $1,554 were waived by the Adviser, respectively. As of June 30, 2024, $219 was payable to the Adviser related to management fees. For the three and six months ended June 30, 2023, base management fees earned were $165 and $165, respectively, all of which were voluntarily waived by the Adviser. As of June 30, 2023, no amounts were payable to the Adviser related to management fees.

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
The Adviser has agreed to waive the incentive fee based on income until December 31, 2024. For the three and six months ended June 30, 2024, income based incentive fees were $2,391 and $4,146, respectively, which were waived by the Adviser. As of June 30, 2024, no amounts were payable to the Adviser related to income based incentive fees. For the three and six months ended June 30, 2023, income based incentive fees were $373 and $373, respectively, which were voluntarily waived by the Adviser. As of June 30, 2023, no amounts were payable to the Adviser related to income based incentive fees.
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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the three and six months ended June 30, 2024 and 2023, the Fund did not incur any incentive fee based on capital gains.
Sub-Advisory Agreements
CAM Sub-Advisory Agreement
On May 28, 2024, the Fund’s shareholders approved a sub-advisory agreement by and between PCIF Adviser and Churchill (the “CAM Sub-Advisory Agreement”), which became effective immediately. On February 20, 2024, the Board, including all of the Independent Trustees, also approved the CAM Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. Pursuant to the CAM Sub-Advisory Agreement, the Adviser will pay Churchill 70% of the aggregate amount of the management fee, the incentive fee on income, and the incentive fee on capital gains as set forth in the Advisory Agreement. The management fee and the incentive fee on income will be payable quarterly in arrears and the incentive fee on capital gains will be payable annually pursuant to the terms of the Advisory Agreement. Fees payable to Churchill will be borne entirely by the Adviser, and will not be directly incurred by the Fund.

The CAM Sub-Advisory Agreement will remain in effect for an initial two year period from May 28, 2024, its effective date, and thereafter from year-to-year, subject to approval by the Board or a vote of a majority of the outstanding voting securities of the Fund and, in each case, a majority of the Independent Trustees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

NAM Sub-Advisory Agreement

On March 31, 2022, Churchill entered into an sub-advisory agreement with Nuveen Asset Management (as amended on August 3, 2022, the “Prior NAM Sub-Advisory Agreement”). The Board, including all of the Independent Trustees, also approved the Prior NAM Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. Nuveen Asset Management manages certain of the Liquid Investments pursuant to the Prior NAM Sub-Advisory Agreement. Churchill has general oversight over the investment process on behalf of the Fund and manages the capital structure of the Fund, including, but not limited to, asset and liability management. Churchill will pay Nuveen Asset Management monthly in arrears, 0.375% of the daily weighted average principal amount of the Liquid Investments managed by Nuveen Asset Management pursuant to the Prior NAM Sub-Advisory Agreement. The fees payable to Nuveen Asset Management pursuant to the Prior NAM Sub-Advisory Agreement will not impact the advisory fees payable by the Fund’s shareholders.

On May 28, 2024, the Fund’s shareholders approved a new sub-advisory agreement (the “NAM Sub-Advisory Agreement”, and together with the “CAM Sub-Advisory Agreement”, “Sub-Advisory Agreements”) by and among the Adviser, Churchill, and Nuveen Asset Management, which became effective immediately. On February 20, 2024, the Board, including all of the Independent Trustees, also approved the NAM Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. The only changes to the NAM Sub-Advisory Agreement relate to the internal reorganization described above, and are as follows: (i) adding PCIF Adviser as a party to the agreement to satisfy a technical requirement under the 1940 Act that requires the Fund or the investment adviser to be in privity of contract with a sub-adviser; and (ii) changing the calculation of the compensation payable by PCIF Adviser to Nuveen Asset Management. Under the NAM Sub-Advisory Agreement, the Adviser will pay, monthly in arrears, 50% of the aggregate amount of the management fee payable to the Adviser under the Advisory Agreement associated with the Liquid Unvestments managed by Nuveen Asset Management at the direction of Churchill. Fees payable to Nuveen Asset Management will be borne entirely by PCIF Adviser, and will not be directly incurred by the Fund.

The NAM Sub-Advisory Agreement will remain in effect for a period of two years from its effective date of May 28, 2024 and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.
Administration Agreement
On March 31, 2022, the Fund entered into an administration agreement with the Administrator (as amended on January 10, 2023, the “Administration Agreement”), which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Fund with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, assisting the Fund with the preparation of the financial records that the Fund is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or Churchill, the Administrator also may provide significant managerial assistance on the Fund’s behalf to those portfolio companies that have accepted the Fund’s offer to provide such assistance. U.S. Bancorp Fund Services, LLC will provide the Fund with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
For the three and six months ended June 30, 2024, the Fund incurred $200 and $366, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statement of operations. For the three and six months ended June 30, 2023, the Fund incurred $120 and $238, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of June 30, 2024 and December 31, 2023, $294 and $614, respectively, was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
For the three months ended June 30, 2024, the Fund accrued distribution and shareholder servicing fee of $24 and $8 that were attributable to Class S and Class D shares, respectively. For the six months ended June 30, 2024, the Fund accrued distribution and shareholder servicing fee of $38 and $12 that were attributable to Class S and Class D shares, respectively. As of June 30, 2024, $14 shareholder servicing fee remains payable and is included in the accounts payable and accrued expenses in the consolidated statements of assets and liabilities. For the three and six months ended June 30, 2023, the Fund did not incur any distribution and shareholder servicing fees.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$983	—%	March 31, 2025	0.08%
June 30, 2022	677	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	217	9.72%	June 30, 2027	0.15%
Total	$3,216	$—	$3,216
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

Board of Trustees’ Fees

The Board consists of seven members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three and six months ended June 30, 2024, the Fund incurred $127 and $252, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2023, the Fund incurred $127 and $252, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of June 30, 2024 and December 31, 2023, $127 and $128, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. As of June 30, 2024 and December 31, 2023, the Fund owed the Adviser $353 and $361, respectively, for reimbursements including the Fund’s allocable portion of overhead, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

6. SECURED BORROWINGS
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Fund’s asset coverage was 691.70% and 314.08%, respectively.
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
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of June 30, 2024, the Bank of America Credit Facility bears interest at a rate of Daily SOFR plus 2.40% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 19, 2027, the fifth anniversary of the effective date of April 19, 2022, or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
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
The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2024, approximates its carrying value. The carrying amounts of the Fund’s assets and liabilities, including the Bank of America Credit Facility, other than investments at fair value, approximate fair value due to their short maturities. Borrowings under the Bank of America Credit Facility consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	123,000	123,000
Unused Portion (2)	127,000	127,000
Amount Available (3)	104,855	104,855
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

For the three months ended June 30, 2024 and 2023, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$1,029	$2,441
Unused fees	200	118
Amortization of deferred financing costs (1)	42	39
Total interest and debt financing expenses	$1,271	$2,598
Average interest rate (2)	9.36%	7.75%
Average daily borrowings	$52,925	$132,335
For the six months ended June 30, 2024 and 2023, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$3,909	$4,769
Unused fees	303	227
Amortization of deferred financing costs (1)	85	78
Total interest and debt financing expenses	$4,297	$5,074
Average interest rate (2)	8.45%	7.36%
Average daily borrowings	$100,214	$136,890
_______________
(1)For the three and six months ended June 30, 2024, $0 and $0, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement. For the three and six months ended June 30, 2023, $2 and $2, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes interest expense and unused fees.

7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2024 and December 31, 2023 for any such exposure.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

As of June 30, 2024 and December 31, 2023, the Fund had the following unfunded commitments to fund delayed draw loans and equity investments:

Portfolio Company	June 30, 2024	December 31, 2023
360 Training	$2,734	$—
Alternative Logistics Technologies Buyer, LLC	1,118	—
Aramsco	520	520
Arax Investment Partners	533	—
ARMstrong	939	—
Armstrong Transport Group	—	1,007
ASTP Holdings Co-Investment LP	82	26
Chroma Color	381	381
ClaimLogiq	891	891
Contract Land Staff	2,674	—
CrossCountry Consulting	560	560
Diligent Corporation	2,553	—
Elevation Labs	420	599
Engage	1,869	2,040
Ergotech (INS)	1,139	1,139
Evergreen Services Group II	—	923
Excel Fitness	2,096	—
EyeSouth	266	266
Firstcall Mechanical Group	20,000	—
Health Management Associates	305	415
Heartland Veterinary Partners	5,000	—
Impact Environmental Group	988	1,832
Image First	—	—
Industrial Service Group	105	2,019
Infobase	—	122
Insulation Technology Group	5,226	—
Integrated Power Services	4,850	—
ITSavvy	36	36
Kenco	8,669	850
Legacy Service Partners	—	306
LMI Consulting, LLC	2	2
Leo Facilities	669	2,571
Market Performance Group	908	—
MEI Buyer LLC	501	501
Mobile Communications America Inc	1,390	1,463
Motion & Control Enterprises	6,781	1,704
National Power	799	799
NearU	1,769	1,919
North Haven Stack Buyer, LLC	3,237	—
OMNIA Partners	—	129
Online Labels Group	237	237
Ovation Holdings	127	127
Palmetto Exterminators	84	503
Pinnacle Supply Partners, LLC	897	1,455
Precision Aviation Group	2,081	2,480
Propark Mobility	9,679	665

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Randy's Worldwide Automotive	1,087	1,332
Rhino Tool House	12	306
Riveron	779	779
Specialist Resources Global Inc	11,789	—
Sugar Foods	—	1,173
Sunny Sky Products	464	464
Tech24	766	919
Tencate	1,361	—
TIDI Products	1,201	1,201
Trilon Group	10,071	—
USA Water	2,684	—
Velosio	1,135	—
Vertex Service Partners	665	1,777
WSB / EST	329	1,096
Young Innovations	1,431	1,431
Total unfunded commitments	$126,889	$38,965

The Fund seeks to carefully consider its unfunded portfolio company commitments for the purpose of planning its ongoing liquidity. As of June 30, 2024, the Fund believed it had adequate financial resources to satisfy its unfunded portfolio company commitments.
8. NET ASSETS
In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares for each class.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share.
On March 31, 2022, TIAA contributed certain portfolio investments to the Fund in the amount of $296,231 (fair value as of March 31, 2022). In connection therewith, the Fund entered into the Note with TIAA as the lender (as described in Note 5), and issued to TIAA shares of the Fund’s Class I shares of beneficial interest. The Fund fully repaid the balance of the Note to TIAA on June 3, 2022. As of June 30, 2024, TIAA owned 7,585,205 shares of the Fund’s Class I shares of beneficial interest.
On the Escrow Break Date, the Fund had satisfied the minimum offering requirement and the Board authorized the release of proceeds from escrow.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents transactions in common shares during the three months ended June 30, 2024 (dollars in thousands except share amounts):

	Three Months Ended June 30, 2024
	Shares	Amount
CLASS S
Subscriptions	155,947	$3,832
Share transfers between classes	—	—
Distributions reinvested	3,804	94
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	159,751	$3,926
CLASS D
Subscriptions	203,840	$5,019
Share transfers between classes	—	—
Distributions reinvested	7,875	194
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	211,715	$5,213
CLASS I
Subscriptions	9,612,049	$236,716
Share transfers between classes	—	—
Distributions reinvested	176,547	4,350
Shares repurchases, net of early repurchase deduction	(13,380)	(324)
Net increase (decrease)	9,775,216	$240,742

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents transactions in common shares during the six months ended June 30, 2024 (dollars in thousands except share amounts):

	Six Months Ended June 30, 2024
	Shares	Amount
CLASS S
Subscriptions	346,112	$8,530
Share transfers between classes	(4,107)	(101)
Distributions reinvested	5,762	142
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	347,767	$8,571
CLASS D
Subscriptions	455,109	$11,234
Share transfers between classes	—	—
Distributions reinvested	10,980	271
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	466,089	$11,505
CLASS I
Subscriptions	14,111,476	$348,064
Share transfers between classes	4,104	101
Distributions reinvested	229,673	5,664
Shares repurchases, net of early repurchase deduction	(24,707)	(597)
Net increase (decrease)	14,320,546	$353,232

The following table presents transactions in common shares during the three months ended June 30, 2023 (dollars in thousands except share amounts):

	Three Months Ended June 30, 2023
	Shares	Amount
CLASS I
Subscriptions	313,102	$7,720
Share transfers between classes	—	—
Distributions reinvested	—	—
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	313,102	$7,720

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents transactions in common shares during the six months ended June 30, 2023 (dollars in thousands except share amounts):

	Six Months Ended June 30, 2023
	Shares	Amount
CLASS I
Subscriptions	313,102	$7,720
Share transfers between classes	—	—
Distributions reinvested	—	—
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	313,102	$7,720
The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).
The following table presents each month-end net offering price for Class S, Class D, and Class I common shares, which approximately equals their respective NAV per share, for the six months ended June 30, 2024 and 2023:

	Net Offering Price Per Share
For the Months Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
April 30, 2024	$24.59	$24.63	$24.63
May 31, 2024	$24.60	$24.64	$24.65
June 30, 2024	$24.64	$24.68	$24.69

	Net Offering Price Per Share
For the Months Ended	Class S (1)	Class D (1)	Class I
January 31, 2023	$—	$—	$24.70
February 28, 2023	$—	$—	$24.70
March 31, 2023	$—	$—	$24.65
April 30, 2023	$—	$—	$24.68
May 31, 2023	$—	$—	$24.66
June 30, 2023	$—	$—	$24.63
______________
(1)Class S and Class D shares were first issued and sold in October 2023.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Distributions

The following table summarizes the Fund’s distributions declared from inception through June 30, 2024:

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.233	$9
November 27, 2023	November 30, 2023	December 28, 2023	$0.233	$17
December 28, 2023	December 31, 2023	January 29, 2024	$0.233	$35
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.245	$2
November 27, 2023	November 30, 2023	December 28, 2023	$0.245	$11
December 28, 2023	December 31, 2023	January 29, 2024	$0.245	$26
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112
_____________
(1)Class S and Class D distributions are net of distribution and servicing fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240		$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270	(3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270	(3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250		$3,070
October 27, 2023	October 31, 2023	November 28, 2023	$0.250		$3,244
November 27, 2023	November 30, 2023	December 28, 2023	$0.250		$3,435
December 28, 2023	December 31, 2023	January 29, 2024	$0.250		$3,523
January 26, 2024	January 31, 2024	February 28, 2024	$0.250		$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250		$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250		$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200		$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200		$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200		$5,685
_______________
(1)Represents monthly distribution of $0.140 per share for each of April 2022, May 2022 and June 2022, and monthly distribution of $0.150 per share for each of July 2022, August 2022 and September 2022.
(2)Comprised of $0.190 regular distribution and $0.105 supplemental distribution attributable to accrued net investment income.
(3)Comprised of $0.250 regular distribution and $0.020 special distribution attributable to accrued net investment income.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Through June 30, 2024, a portion of the Fund’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its common shares for the six months ended June 30, 2024:

	Class S (1)		Class D (1)		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.248	$438	$1.320	$494	$1.350	$27,666
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$1.248	$438	$1.320	$494	$1.350	$27,666
_______________
(1)Class S and Class D shares were first issued and sold in October 2023.

The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its common shares for the six months ended June 30, 2023:

	Class S (1)		Class D (1)		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.350	$14,305
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$1.350	$14,305
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
For the six months ended June 30, 2024, approximately 24,707 Class I shares were repurchased. For the six months ended June 30, 2023, no Common Shares were repurchased.
The following table presents the share repurchases completed for the six months ended June 30, 2024:

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (2)	Shares Repurchased (1)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
_______________
(1)All repurchase requests were satisfied in full.
(2)Amount shown is net of Early Repurchase Deduction.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	Class S (8)	Class D (8)	Class I
Per share data:
Net asset value, beginning of period	$24.69	$24.73	$24.73
Net investment income (loss) (1)	1.26	1.33	1.37
Net realized gains (losses) (1)	0.01	0.01	0.01
Net change in unrealized appreciation (depreciation) (1)	(0.09)	(0.08)	(0.08)
Net increase (decrease) in net assets resulting from operations	1.18	1.26	1.30
Shareholder distributions from income (2)	(1.25)	(1.32)	(1.35)
Early repurchase deduction fees (9)	—	—	—
Other (3)	0.02	0.01	0.01
Net asset value, end of period	$24.64	$24.68	$24.69

Supplemental Data:
Net assets, end of period	$12,261	$14,150	$701,367
Shares outstanding, end of period	497,605	573,355	28,411,932
Total return (4)	4.95%	5.26%	5.42%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	6.15%	5.56%	4.86%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	3.66%	2.94%	2.57%
Ratio of net investment income (loss) to average net assets (5)	11.14%	11.87%	11.33%
Portfolio turnover rate (7)	9.33%	9.33%	9.33%
Asset coverage ratio	691.70%	691.70%	691.70%
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
(6)The ratio of interest and debt financing expenses to average net assets for the six months ended June 30, 2024 was 1.76%, 1.62% and 1.66% for Class S, Class D, and Class I shares, respectively, and are annualized. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(8)Class S and Class D shares were first issued and sold in October 2023.
(9)The per share amount rounds to less than $0.01 per share in connection with Class I repurchased shares during the period. There are no shares repurchased for Class S and Class D shares.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following is a schedule of financial highlights for the six months ended June 30, 2023:

Six Months Ended June 30, 2023
Class I
Per share data:
Net asset value, beginning of period	$24.70
Net investment income (loss) (1)	1.43
Net realized gains (losses) (1)	0.06
Net change in unrealized appreciation (depreciation) (1)	(0.21)
Net increase (decrease) in net assets resulting from operations	1.28
Shareholder distributions from income (2)	(1.35)
Other (3)	—
Net asset value, end of period	$24.63

Supplemental Data:
Net assets, end of period	$267,280
Shares outstanding, end of period	10,853,142
Total return	5.31%

Ratio to average net assets:
Ratio of net expenses to average net assets (4) (5)	4.76%
Ratio of net investment income (loss) to average net assets (4)	11.67%
Portfolio turnover rate (6)	3.60%
Asset coverage ratio	300.96%
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
(4)Ratios are annualized except for expense support amounts relating to organizational costs and interest expense on the Note. The ratio of total expenses to average net assets was 5.01% for the period ending June 30, 2023, excluding the effect of expense support which represented (0.25)%, of average net assets and excluding the effect of waived management fees and incentive fees which represented (0.45)% and (1.01)% of average net assets for the period ending June 30, 2023. Average net assets is calculated utilizing quarterly net assets.
(5)The ratio of interest and debt financing expenses to average net assets for the period ending June 30, 2023 was 3.90%, average net assets is calculated utilizing quarterly net assets.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

10. SUBSEQUENT EVENTS
The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2024, except as discussed below.
Distributions
On July 29, 2024, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below. The distributions for each class of Common Shares are payable on August 28, 2024 to shareholders of record as of July 31, 2024.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.200	$—	$0.200
Class S Common Shares	$0.200	$0.017	$0.183
Class D Common Shares	$0.200	$0.005	$0.195

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Subscriptions
Since inception through the date of issuance of the consolidated financial statements, the Fund has accepted approximately $743.0 million in net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares.
Formation of SPV III
On July 8, 2024, NCPCIF SPV III, LLC (“SPV III”), a Delaware limited liability company, was formed. SPV III is a wholly owned subsidiary of the Fund.
2024 Debt Securitization
On July 16, 2024 (the “Closing Date”), the Fund completed a $398,700 term debt securitization (the “2024 Debt Securitization”). The term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Fund.
The debt offered in the 2024 Debt Securitization (the “2024 Debt”) was issued and incurred by Churchill NCPCF CLO-I LLC (formerly known as SPV I) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to (i) an indenture and security agreement, dated as of the Closing Date (the “Indenture”), and (ii) a Class A-L loan agreement, dated as of the closing date (the “Class A-L Loan Agreement”). The 2024 Debt consists of (i) $197 million of AAA-rated Class A Notes, which bear interest at the three-month Term SOFR plus 1.70%; $48 million of AA-rated Class B Notes, which bear interest at the three-month Term SOFR plus 1.95%; $26 million of A-rated Class C Notes, which bear interest at the three-month Term SOFR plus 2.55%; and $92.7 million of Subordinated Notes, which do not bear interests (collectively, the “2024 Notes”) and (ii) $35 million of AAA-rated Class A-L Loans, which bear interest at the three-month Term SOFR plus 1.70% (the “2024 Class A-L Loans”). The Fund directly retained all of the Subordinated Notes.
The 2024 Debt is backed by a diversified portfolio of senior secured and second lien loans. Each of the Indenture and the Class A-L Loan Agreement contain certain conditions pursuant to which loans can be acquired by the 2024 Issuer, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Debt. Through July 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Fund, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Fund’s investment strategy, allowing the Fund to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are due on July 20, 2036 and the 2024 Class A-L Loans mature on July 20, 2036.
The Fund serves as collateral manager to the 2024 Issuer under a collateral management agreement and will waive any management fee due to it in consideration for providing these services.
Amendment to Bank of America Credit Facility
On July 16, 2024, Churchill NCPCIF CLO-I LLC (f/k/a NCPIF SPV I LLC) (“SPV I”), a wholly owned subsidiary of Nuveen Churchill Private Capital Income Fund (the “Fund”), entered into Amendment No. 3 to the Credit Agreement (the “Amendment”), amending the Credit Agreement, dated as of April 19, 2022 (as amended on October 4, 2022 and March 21, 2023, and as further amended by the Amendment, the “Credit Agreement”), by and among SPV I, as the borrower, the lenders party thereto, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the Fund, as servicer, relating to the revolving credit facility (the “Bank of America Facility”).
The Amendment, among other things: (i) reduces the maximum amount available under the Bank of America Facility from $250 million to $150 million (which may be increased by up to an additional $100 million through the exercise of an accordion feature, subject to the consent of the increasing lenders); (ii) permits the addition of other subsidiaries of the Fund as co-borrowers with SPV I, and the removal of co-borrowers in connection with a take-out securitization from time to time; (iii) temporarily reduces the commitment fee payable on the unused amount of the commitments from 0.40% to 0.20% until October 16, 2024; and (iv) temporarily reduces the unused portion of the Administrative Agent’s commitments that accrue a further 1.1% commitment fee from 70% of its commitment to 0% prior to February 16, 2025, then to 40% of its commitments until May 16, 2025, then to 60% of its commitments prior to July 16, 2025, and then back to 70% thereafter.

In connection with the Amendment, on July 16, 2024, SPV II, a wholly owned subsidiary of the Fund, entered into a joinder agreement pursuant to which it became a co-borrower under the Credit Agreement (the “Joinder”), and the Fund and SPV II entered into a purchase and sale agreement (the “Sale Agreement”) pursuant to which the Fund agreed to sell and contribute certain collateral loans to SPV II from time to time. In addition, effective July 16, 2024, SPV I was released as a co-borrower under the Credit Agreement in connection with the closing of the 2024 Debt Securitization.

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
Churchill PCIF Advisor LLC (the “Adviser” or “PCIF Adviser”), a wholly owned subsidiary of Churchill Asset Management LLC (“Churchill”), is the Fund’s investment adviser. PCIF Adviser is responsible for the overall management of the Fund’s activities and has delegated substantially all of its daily portfolio management obligations to Churchill pursuant to a sub-advisory agreement. Churchill is an indirect subsidiary of Nuveen, LLC (“Nuveen”), the investment management division of TIAA. The Adviser and Churchill also have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management”, and together with Churchill, “Sub-Advisers”), acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below), subject to the pace and amount of investment activity in the middle market investment program, pursuant to a sub-advisory agreement.
NCPIF SPV I LLC (“SPV I”), NCPIF Equity Holdings LLC (“Equity Holdings”), and NCPIF SPV II LLC (“SPV II”) are wholly owned subsidiaries of the Fund and are consolidated in these consolidated financial statements.

On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, Teachers Insurance and Annuity Association of America (“TIAA”) contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into the Note (as described below) and issued Class I shares to TIAA.

Under our Investment Advisory Agreement with the Adviser, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. The Adviser and Churchill have engaged their affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management”), acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below) pursuant to a sub-advisory agreement by and among the Adviser, Churchill, and Nuveen Asset Management (the “NAM Sub-Advisory Agreement”). Under the administration agreement (the “Administration Agreement”) with Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC), as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Adviser, Nuveen Asset Management, and the Administrator are all affiliates and subsidiaries of Nuveen, LLC (“Nuveen”), the investment management division of TIAA.
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
With respect to (i) above, Nuveen Alternative Holdings LLC, an affiliate of Nuveen Asset Management, agreed to advance (or cause one or more of its affiliates to advance) all of our organization and offering expenses on our behalf through the Escrow Break Date. Unless Nuveen Alternative Holdings elects to cover such expenses pursuant to the expense support and conditional reimbursement agreement with the Adviser (the “Expense Support Agreement”), we may be obligated to reimburse Nuveen Alternative Holdings under the terms of the Expense Support Agreement for such advanced expenses. Any reimbursements will not exceed actual expenses incurred by Nuveen Alternative Holdings.
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and six months ended June 30, 2024 and 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended June 30,
	2024	2023
Investments:
Total investments, beginning of period	$633,269	$382,694
Purchase of investments	339,745	23,354
Proceeds from principal repayments and sales of investments	(38,896)	(12,069)
Payment-in-kind interest	1,028	506
Amortization of premium/accretion of discount, net	266	210
Net realized gain (loss) on investments	92	610
Total investments, end of period	$935,504	$395,305

Portfolio companies, beginning of period	192	74
Number of new portfolio companies funded	35	8
Number of portfolio companies sold or repaid	(6)	(1)
Portfolio companies, end of period	221	81
Count of investments	340	135
Count of industries	31	21

	Six Months Ended June 30,
	2024	2023
Investments:
Total investments, beginning of period	$516,168	$352,998
Purchase of investments	480,971	53,529
Proceeds from principal repayments and sales of investments	(64,295)	(13,404)
Payment-in-kind interest	1,912	1,074
Amortization of premium/accretion of discount, net	603	490
Net realized gain (loss) on investments	145	618
Total investments, end of period	$935,504	$395,305

Portfolio companies, beginning of period	159	64
Number of new portfolio companies funded	75	18
Number of portfolio companies sold or repaid	(13)	(1)
Portfolio companies, end of period	221	81
Count of investments	340	135
Count of industries	31	21

As of June 30, 2024, our portfolio companies had a weighted average reported EBITDA (including all private debt investments and excluding quoted assets) of $75.4 million. Including the quoted assets, our portfolio companies had a weighted average reported EBITDA of $331.2 million. EBITDA amounts are derived from the most recently available portfolio company financial statements and are weighted based on the fair market value of each respective investment as of its most recent valuation.

As of June 30, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$822,901	$818,315	88.03%	$402,858	$399,882	78.10%
Subordinated Debt (1)	99,438	96,857	10.42%	103,888	101,930	19.90%
Equity Investments	13,165	14,442	1.55%	9,422	10,224	2.00%
Total	$935,504	$929,614	100.00%	$516,168	$512,036	100.00%
Largest portfolio company investment	$21,086	$21,556	2.32%	$10,731	$10,986	2.15%
Average portfolio company investment	$4,233	$4,206	0.45%	$3,246	$3,220	0.63%
_______________
(1)As of June 30, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $50,495 and mezzanine debt of $46,362 at fair value, and second lien term loans and/or second lien notes of $51,746 and mezzanine debt of $47,692 at amortized cost. As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760 at fair value, and second lien term loans and/or second lien notes of $53,365 and mezzanine debt of $50,523 at amortized cost.
The industry composition of our portfolio as a percentage of fair value as of June 30, 2024 and December 31, 2023 was as follows:

Industry	June 30, 2024	December 31, 2023
Aerospace & Defense	1.39%	2.07%
Automotive	1.77%	1.10%
Banking, Finance, Insurance, Real Estate	2.94%	1.49%
Beverage, Food & Tobacco	6.56%	10.39%
Capital Equipment	6.05%	4.28%
Chemicals, Plastics & Rubber	2.57%	3.80%
Construction & Building	4.91%	4.78%
Consumer Goods: Durable	3.06%	3.76%
Consumer Goods: Non-durable	4.49%	5.97%
Containers, Packaging & Glass	1.82%	3.49%
Diversified Conglomerate Service	0.19%	—%
Energy: Electricity	2.35%	0.43%
Energy: Oil & Gas	1.04%	3.08%
Environmental Industries	3.17%	3.04%
Healthcare & Pharmaceuticals	9.44%	10.08%
High Tech Industries	9.57%	4.81%
Hotel, Gaming & Leisure	0.55%	0.44%
Media: Advertising, Printing & Publishing	1.06%	1.33%
Media: Broadcasting & Subscription	0.64%	0.80%
Media: Diversified & Production	0.56%	—%
Metals and Mining	0.28%	0.10%
Retail	0.03%	—%
Services: Business	16.86%	16.82%
Services: Consumer	4.91%	5.73%
Sovereign & Public Finance	0.70%	0.77%
Telecommunications	3.21%	2.33%
Transportation: Cargo	3.86%	2.32%
Transportation: Consumer	1.82%	0.78%
Utilities: Electric	0.73%	0.51%
Utilities: Water	0.79%	—%
Wholesale	2.68%	5.50%
Total	100.00%	100.00%

The weighted average yields of our investments as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost (1)	10.52%	11.33%
Weighted average yield on debt and income producing investments, at fair value (1)	10.60%	11.44%
Percentage of debt investments bearing a floating rate	91.25%	84.74%
Percentage of debt investments bearing a fixed rate	8.75%	15.26%
_______________
(1)There were no investments on non-accrual status as of June 30, 2024 and December 31, 2023.
As of June 30, 2024, 66.98% and 66.78% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of December 31, 2023, 73.75% and 73.86% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 11.33% to 10.52% from December 31, 2023 to June 30, 2024. The decrease in weighted average yields was primarily due to the tightening of spreads in new investments entered into during the period.
While the macro-economic environment continues to present challenges for borrowers, with interest rates remaining at elevated levels, we believe the current environment for private credit remains attractive. Spreads continued to tighten in the first half of 2024 amidst increased competition in the broadly syndicated loan market and healthy issuance levels of collateralized loan obligations ("CLO"), but remain compelling relative to historical levels.
As financial markets stabilize and private equity firms become more active in an effort to deploy dry powder and return capital to their investors we are seeing private equity mergers and acquisitions ("M&A") volumes increase, leading to higher levels of demand for middle-market financings. Prepayment activity is also increasing as a result, driven primarily by M&A activity, but also in part by repricing and refinancing while spreads continue to tighten. While prepayments serve as an offset to new transaction activity, we believe that lenders who are well positioned with available liquidity as well as incumbent positions in portfolio companies will benefit from increased levels of activity in the market.
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

Asset Quality
In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio, with the exception of the Liquid Investments managed by the leveraged finance division of Nuveen Asset Management. Each Investment Team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company (the “Management Case”). The following is a description of the conditions associated with each investment rating:
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
The Adviser regularly monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio, excluding Liquid Investments managed by the leveraged finance division of Nuveen Asset Management. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews. Based on a generally uncertain economic outlook in the United States (which includes a possible recession), we have increased oversight and analysis of credits in any vulnerable industries to mitigate any decline in loan performance and reduce credit risk.
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	June 30, 2024			December 31, 2023
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	68,798	7.40	7	42,066	8.22	7
4	590,556	63.53	121	347,567	67.88	89
5	36,098	3.88	7	61,745	12.06	10
6	26,729	2.88	5	16,554	3.23	3
7	—	—	—	—	—	—
8	3,643	0.39	1	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$725,824	78.08%	141	$467,932	91.39%	109

(1)Liquid Investments managed by the leveraged finance division of Nuveen Asset Management are excluded from the investment ratings table. As of June 30, 2024, there were 80 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $203,790 or 21.92% of the portfolio. As of December 31, 2023, there were 50 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $44,104 or 8.61% of the portfolio.
As of June 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively.

Results of Operations
Operating results for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$18,655	$10,594
Payment-in-kind interest income	1,026	506
Dividend income	10	25
Other income	252	12
Total investment income	19,943	11,137

Expenses:
Interest and debt financing expenses	1,271	2,598
Professional fees	223	214
Management fees (See Note 5)	1,084	165
Income based incentive fees (See Note 5)	2,391	373
Board of Trustees’ fees	127	127
Administration fees	200	120
Other general and administrative expenses	509	132
Distribution and shareholder servicing fees
Class S	24	—
Class D	8	—
Offering costs	143	150
Total expenses	5,980	3,879
Expense support (See Note 5)	(166)	(174)
Management fees waived (See Note 5)	(865)	(165)
Incentive fees waived (See Note 5)	(2,391)	(373)
Net expenses	2,558	3,167
Net investment income (loss)	17,385	7,970
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	92	610
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	580	(1,209)
Income tax (provision) benefit	67	—
Total net change in unrealized gain (loss)	647	(1,209)
Total net realized and change in unrealized gains (losses)	739	(599)

Net increase (decrease) in net assets resulting from operations	$18,124	$7,371

	Six Months Ended June 30,
	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$33,626	$20,175
Payment-in-kind interest income	1,898	1,074
Dividend income	59	98
Other income	415	31
Total investment income	35,998	21,378

Expenses:
Interest and debt financing expenses	4,297	5,074
Professional fees	319	415
Management fees (See Note 5)	1,773	165
Income based incentive fees (See Note 5)	4,146	373
Board of Trustees’ fees	252	252
Administration fees	366	238
Other general and administrative expenses	687	262
Distribution and shareholder servicing fees
Class S	38	—
Class D	12	—
Offering costs	315	281
Total expenses	12,205	7,060
Expense support (See Note 5)	(361)	(329)
Management fees waived (See Note 5)	(1,554)	(165)
Incentive fees waived (See Note 5)	(4,146)	(373)
Net expenses	6,144	6,193
Net investment income (loss)	29,854	$15,185
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	145	618
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(1,758)	(2,239)
Income tax (provision) benefit	(4)	—
Total net change in unrealized gain (loss)	(1,762)	(2,239)
Total net realized and change in unrealized gains (losses)	(1,617)	(1,621)

Net increase (decrease) in net assets resulting from operations	$28,237	$13,564

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
Investment income increased to $19.9 million and $36.0 million for the three and six months ended June 30, 2024, respectively, from $11.1 million and $21.4 million for the comparable period in the prior year, respectively, primarily due to increased investment activities driven by an increase in our deployed capital, slightly offset by a decrease in the weighted average yield of our debt and income producing investments as a result of spread tightening. As of June 30, 2024, the size of our portfolio increased to $935.5 million from $395.3 million, as of June 30, 2023, at cost. As of June 30, 2024, the weighted average yield of our debt and income producing investments decreased to 10.52% from 11.44% as of June 30, 2023, at cost, primarily due to the tightening of spreads in new investments entered during the period. We expect our portfolio will continue to grow as we raise and deploy capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as SOFR and alternate rates, may affect our investment income over the long term.
Expenses
Total expenses before expense support and waived fees increased to $6.0 million and $12.2 million for the three and six months ended June 30, 2024, respectively, from $3.9 million and $7.1 million for the three and six months ended June 30, 2023, respectively, primarily due to the accrual of the management fee and the income based incentive fee following the Escrow Break Date. Our Adviser agreed to waive 100% of the management fee until June 1, 2024, the expiry of twelve months from the Escrow Break Date, and 50% of the management fee for the period from June 1, 2024 through December 31, 2024. Our Adviser also agreed to waive the income based incentive fee until December 31, 2024.
Interest and debt financing expenses decreased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to lower average daily borrowings, offset by higher average interest rates. The average daily borrowings for the three and six months ended June 30, 2024 was $52.9 million and $100.2 million, respectively, compared to $132.3 million and $136.9 million for the three and six months ended June 30, 2023, respectively. The average interest rate for the three and six months ended June 30, 2024 was 9.36% and 8.45%, respectively, compared to 7.75% and 7.36% for the three and six months ended June 30, 2023, respectively.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
We had a net realized gain on investments of $92 thousand for the three months ended June 30, 2024 primarily driven by full or partial realizations and repayments of our investments compared to a net realized gain of $610 thousand for the three months ended June 30, 2023. For the six months ended June 30, 2024, we had a net realized gain on investments of $145 thousand primarily driven by full or partial realizations and repayments of our investments compared to a net realized gain of $618 thousand for the six months ended June 30, 2023.
We recorded a net change in unrealized gain of $0.6 million for the three months ended June 30, 2024, compared to a net unrealized loss of $(1.2) million for the three months ended June 30, 2023, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. We recorded a net change in unrealized loss of $(1.8) million for the six months ended June 30, 2024, compared to a net unrealized loss of $(2.2) million for the six months ended June 30, 2023, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of our offering of Common Shares, (ii) cash flows from income earned from our investments and principal repayments, (iii) proceeds from net borrowings on our Bank of America Credit Facility and (iv) any future offerings of our equity or debt securities.
Our primary uses of cash will be for (i) investments in portfolio companies in accordance with investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings under our Bank of America Credit Facility or other financing arrangements, (iv) funding repurchases under our share repurchase program, and (v) cash distributions to the holders of our Common

Shares. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances.
Cash and cash equivalents as of June 30, 2024, taken together with our available debt, are expected to be sufficient for our investment activities and to conduct our operations in the near term. As of June 30, 2024, we had $104.9 million available borrowings under our Bank of America Credit Facility.
For the six months ended June 30, 2024, our cash and cash equivalents balance increased by $12.7 million. During that period, $291.9 million was used in operating activities, primarily due to investment purchases of $481.0 million, offset by $64.3 million in repayments and sales of investments in portfolio companies. During the same period, $304.6 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and issuance of secured borrowings of $367.8 million and $268.1 million, respectively, offset by repayments of secured borrowings of $310.9 million.
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
Equity
The Fund is authorized to issue an unlimited number of Common Shares. On March 30, 2022, we issued an initial 40 Class I shares to TIAA in connection with our formation. On March 31, 2022, TIAA contributed certain portfolio investments to the Fund in the amount of $296,231 (fair value as of March 31, 2022). In connection therewith, the Fund entered into the Note with TIAA as the lender (as described in Note 5), and issued to TIAA shares of the Fund’s Class I shares of beneficial interest. The Fund fully repaid the balance of the Note to TIAA on June 3, 2022. As of June 30, 2024, TIAA owned 7,585,205 shares of the Fund’s Class I shares of beneficial interest.
As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisifed the minimum offering requirement and the Board authorized the release of proceeds from escrow.

The following table presents transactions in Common Shares during the three months ended June 30, 2024 (dollars in thousands except share amounts):

	Three Months Ended June 30, 2024
	Shares	Amount
CLASS S
Subscriptions	155,947	$3,832
Share transfers between classes	—	—
Distributions reinvested	3,804	94
Net increase (decrease)	159,751	$3,926
CLASS D
Subscriptions	203,840	$5,019
Distributions reinvested	7,875	194
Net increase (decrease)	211,715	$5,213
CLASS I
Subscriptions	9,612,049	$236,716
Share transfers between classes	—	—
Distributions reinvested	176,547	4,350
Shares repurchases, net of early repurchase deduction	(13,380)	(324)
Net increase (decrease)	9,775,216	$240,742
The following table presents transactions in Common Shares during the six months ended June 30, 2024 (dollars in thousands except share amounts):

	Six Months Ended June 30, 2024
	Shares	Amount
CLASS S
Subscriptions	346,112	$8,530
Share transfers between classes	(4,107)	(101)
Distributions reinvested	5,762	142
Net increase (decrease)	347,767	$8,571
CLASS D
Subscriptions	455,109	$11,234
Distributions reinvested	10,980	271
Net increase (decrease)	466,089	$11,505
CLASS I
Subscriptions	14,111,476	$348,064
Share transfers between classes	4,104	101
Distributions reinvested	229,673	5,664
Shares repurchases, net of early repurchase deduction	(24,707)	(597)
Net increase (decrease)	14,320,546	$353,232
The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for Class S, Class D, and Class I common shares for the six months ended June 30, 2024:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
April 30, 2024	$24.59	$24.63	$24.63
May 31, 2024	$24.60	$24.64	$24.65
June 30, 2024	$24.64	$24.68	$24.69
Distributions
The following table summarizes the Fund’s distributions declared from inception through June 30, 2024 (dollars in thousands, except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.233	$9
November 27, 2023	November 30, 2023	December 28, 2023	$0.233	$17
December 28, 2023	December 31, 2023	January 29, 2024	$0.233	$35
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.245	$2
November 27, 2023	November 30, 2023	December 28, 2023	$0.245	$11
December 28, 2023	December 31, 2023	January 29, 2024	$0.245	$26
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240		$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270	(3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270	(3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250		$3,070
October 27, 2023	October 31, 2023	November 28, 2023	$0.250		$3,244
November 27, 2023	November 30, 2023	December 28, 2023	$0.250		$3,435
December 28, 2023	December 31, 2023	January 29, 2024	$0.250		$3,523
January 26, 2024	January 31, 2024	February 28, 2024	$0.250		$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250		$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250		$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200		$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200		$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200		$5,685
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
For the six months ended June 30, 2024, approximately 24,707 Class I Common Shares were repurchased. For the six months ended June 30, 2023, no Common Shares were repurchased.
The following table presents the share repurchases completed for the six months ended June 30, 2024:

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (2)	Shares Repurchased (1)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
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
Bank of America Credit Facility
In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Fund’s asset coverage was 691.70% and 314.08% as of June 30, 2024 and December 31, 2023, respectively.
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
Borrowings under the Credit Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Credit Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Credit Agreement. Advances under the Credit Agreement may be prepaid and reborrowed at any time during the Availability Period (as defined therein), and SPV I may terminate or reduce the facility amount subject to certain conditions. As of June 30, 2024, the Bank of America Credit Facility bears interest at a rate of Daily SOFR, reset daily plus 2.40% per annum. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) April 19, 2027, the fifth anniversary of the effective date of April 19, 2022, or (ii) upon certain other events in connection with a refinancing under the Credit Agreement. Borrowing under the Credit Agreement is subject to certain restrictions contained in the 1940 Act.
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

The fair value of the Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2024 and as of December 31, 2023, approximates their carrying values. The following table presents outstanding borrowings as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Bank of America Credit Facility	Total
Total Commitment	$250,000	$250,000
Borrowings Outstanding (1)	123,000	123,000
Unused Portion (2)	127,000	127,000
Amount Available (3)	104,855	104,855
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
For the three months ended June 30, 2024 and 2023, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$1,029	$2,441
Unused fees	200	118
Amortization of deferred financing costs (1)	42	39
Total interest and debt financing expenses	$1,271	$2,598
Average interest rate (2)	9.36%	7.75%
Average daily borrowings	$52,925	$132,335
_____________
(1) For the three months ended June 30, 2024 and 2023, $0 and $2, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2) Average interest rate includes borrowing interest expense and unused fees.

For the six months ended June 30, 2024 and 2023, the components of interest expense and debt financing expenses were as follows:

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$3,909	$4,769
Unused fees	303	227
Amortization of deferred financing costs (1)	85	78
Total interest and debt financing expenses	$4,297	$5,074
Average interest rate (2)	8.45%	7.36%
Average daily borrowings	$100,214	$136,890
_______________
(1) For the six months ended June 30, 2024 and 2023, $0 and $2, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2) Average interest rate includes borrowing interest expense and unused fees.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•the Advisory Agreement;
•the Sub-Advisory Agreements;
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$983	—%	March 31, 2025	0.08%
June 30, 2022	677	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	217	9.72%	June 30, 2027	0.15%
Total	$3,216	$—	$3,216
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

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2024 and December 31, 2023. We may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the six months ended June 30, 2024.
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
Non-accrual: Generally, if a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, Churchill will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible even though we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated.
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
Recent Developments
Distributions
On July 29, 2024, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below. The distributions for each class of Common Shares are payable on August 28, 2024 to shareholders of record as of July 31, 2024.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.200	$—	$0.200
Class S Common Shares	$0.200	$0.017	$0.183
Class D Common Shares	$0.200	$0.005	$0.195
Subscriptions
Since inception through the date of issuance of the consolidated financial statements, the Fund has accepted approximately $743.0 million in net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares.
Formation of SPV III
On July 8, 2024, NCPCIF SPV III, LLC (“SPV III”), a Delaware limited liability company, was formed. SPV III is a wholly owned subsidiary of the Fund.

2024 Debt Securitization
On July 16, 2024 (the “Closing Date”), the Fund completed a $398,700 term debt securitization (the “2024 Debt Securitization”). The term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Fund.
The debt offered in the 2024 Debt Securitization (the “2024 Debt”) was issued and incurred by Churchill NCPCF CLO-I LLC (formerly known as SPV I) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to (i) an indenture and security agreement, dated as of the Closing Date (the “Indenture”), and (ii) a Class A-L loan agreement, dated as of the closing date (the “Class A-L Loan Agreement”). The 2024 Debt consists of (i) $197 million of AAA-rated Class A Notes, which bear interest at the three-month Term SOFR plus 1.70%; $48 million of AA-rated Class B Notes, which bear interest at the three-month Term SOFR plus 1.95%; $26 million of A-rated Class C Notes, which bear interest at the three-month Term SOFR plus 2.55%; and $92.7 million of Subordinated Notes, which do not bear interests (collectively, the “2024 Notes”) and (ii) $35 million of AAA-rated Class A-L Loans, which bear interest at the three-month Term SOFR plus 1.70% (the “2024 Class A-L Loans”). The Fund directly retained all of the Subordinated Notes.
The 2024 Debt is backed by a diversified portfolio of senior secured and second lien loans. Each of the Indenture and the Class A-L Loan Agreement contain certain conditions pursuant to which loans can be acquired by the 2024 Issuer, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Debt. Through July 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Fund, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Fund’s investment strategy, allowing the Fund to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are due on July 20, 2036 and the 2024 Class A-L Loans mature on July 20, 2036.
The Fund serves as collateral manager to the 2024 Issuer under a collateral management agreement and will waive any management fee due to it in consideration for providing these services.
Amendment to Bank of America Credit Facility
On July 16, 2024, Churchill NCPCIF CLO-I LLC (f/k/a NCPIF SPV I LLC) (“SPV I”), a wholly owned subsidiary of Nuveen Churchill Private Capital Income Fund (the “Fund”), entered into Amendment No. 3 to the Credit Agreement (the “Amendment”), amending the Credit Agreement, dated as of April 19, 2022 (as amended on October 4, 2022 and March 21, 2023, and as further amended by the Amendment, the “Credit Agreement”), by and among SPV I, as the borrower, the lenders party thereto, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the Fund, as servicer, relating to the revolving credit facility (the “Bank of America Facility”).
The Amendment, among other things: (i) reduces the maximum amount available under the Bank of America Facility from $250 million to $150 million (which may be increased by up to an additional $100 million through the exercise of an accordion feature, subject to the consent of the increasing lenders); (ii) permits the addition of other subsidiaries of the Fund as co-borrowers with SPV I, and the removal of co-borrowers in connection with a take-out securitization from time to time; (iii) temporarily reduces the commitment fee payable on the unused amount of the commitments from 0.40% to 0.20% until October 16, 2024; and (iv) temporarily reduces the unused portion of the Administrative Agent’s commitments that accrue a further 1.1% commitment fee from 70% of its commitment to 0% prior to February 16, 2025, then to 40% of its commitments until May 16, 2025, then to 60% of its commitments prior to July 16, 2025, and then back to 70% thereafter.

In connection with the Amendment, on July 16, 2024, SPV II, a wholly owned subsidiary of the Fund, entered into a joinder agreement pursuant to which it became a co-borrower under the Credit Agreement (the “Joinder”), and the Fund and SPV II entered into a purchase and sale agreement (the “Sale Agreement”) pursuant to which the Fund agreed to sell and contribute certain collateral loans to SPV II from time to time. In addition, effective July 16, 2024, SPV I was released as a co-borrower under the Credit Agreement in connection with the closing of the 2024 Debt Securitization.

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
Between March 2022 and July 2023, the Federal Reserve rapidly raised its benchmark interest rate, bringing it to the 5.25% to 5.50% range. Although the Federal Reserve has left its benchmark rate steady since July 2023 and recently has indicated a bias in favor of eventually cutting its benchmark interest rate, it also has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures, and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of June 30, 2024, on a fair value basis, approximately 8.75% of our debt investments bear interest at a fixed rate and approximately 91.25% of our debt investments bear interest at a floating rate. As of June 30, 2024, 70.21% of our floating rate debt investments are subject to interest rate floors. Additionally, the Bank of America Credit Facility is subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2024. Interest expense is calculated based on the terms of the Bank of America Credit Facility, using the outstanding balance as of June 30, 2024. Interest expense on the Bank of America Credit Facility is calculated using the interest rate as of June 30, 2024, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2024.

Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
- 300 Basis Points	$(12,380)	$(1,840)	$(10,540)
- 200 Basis Points	(8,254)	(1,227)	(7,027)
- 100 Basis Points	(4,127)	(613)	(3,514)
+100 Basis Points	4,127	613	3,514
+200 Basis Points	8,254	1,227	7,027
+300 Basis Points	12,381	1,840	10,541
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

Part II - Other Information
Item 1. Legal Proceedings
We, our consolidated subsidiaries, the Adviser and the Sub-Advisers are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser and Sub-Advisers may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.
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

During the six months ended June 30, 2024, we repurchased the following shares pursuant to the share repurchase program:

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (2)	Shares Repurchased (1)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
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

Item 6. Exhibits

3.1	Fifth Amended and Restated Declaration of Trust of the Registrant(2)

3.2	Third Amended and Restated Bylaws of the Registrant(3)

4.1	Form of Subscription Agreement(4)

4.2	Distribution Reinvestment Plan(1)

10.1	Investment Advisory Agreement, dated as of May 28, 2024, by and between Nuveen Churchill Private Capital Income Fund and Churchill PCIF Advisor LLC(5)

10.2	Management and Incentive Fee Waiver Agreement, dated May 28, 2024, by and between Nuveen Churchill Private Capital Income Fund and Churchill PCIF Advisor LLC(5)

10.3	Investment Sub-Advisory Agreement, dated as of May 28, 2024, by and between Churchill PCIF Advisor LLC and Churchill Asset Management LLC(5)

10.4	Investment Sub-Advisory Agreement, dated as of May 28, 2024, by and among Churchill PCIF Advisor LLC, Churchill Asset Management LLC, and Nuveen Asset Management, LLC(5)

10.5
Amendment No. 3 to the Credit Agreement, dated as of July 16, 2024, by and among Churchill NCPCIF CLO-I LLC, as the borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and Nuveen Churchill Private Capital Income Fund, as servicer(6)

10.6
Joinder Agreement, dated as of July 16, 2024, to that certain Credit Agreement, dated as of April 19, 2022 (as amended from time to time), among NCPCIF SPV II, LLC and Bank of America, N.A., as administrative agent(6)

10.7	Purchase and Sale Agreement, dated as of July 16, 2024, by and between Nuveen Churchill Private Capital Income Fund, as seller, and NCPCIF SPV II, LLC, as purchaser(6)

10.8	Indenture and Security Agreement, dated as of July 16, 2024, by and between Churchill NCPCIF CLO-I LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee(6)

10.9
Class A-L Loan Agreement, dated July 16, 2024, by and among Churchill NCPCIF CLO-I LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the Indenture and Security Agreement, and each of the Class A-L lenders party thereto(6)

10.10	Collateral Management Agreement, dated as of July 16, 2024, by and between Churchill NCPCIF CLO-I LLC, as issuer, and Nuveen Churchill Private Capital Income Fund, as collateral manager(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 3, 2024.
(6)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 19, 2024.

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

Date: August 8, 2024