Form 10-Q
period 2024-09-30
Nuveen Churchill Private Capital Income Fund
filed 2024-11-12
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 30,324,887 Class I shares, 775,993 Class D shares, and 730,589 Class S shares as of November 8, 2024.

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
•the level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $1,113,354 and $516,168, respectively)	$1,107,186	$512,036
Cash and cash equivalents	32,083	8,679
Due from affiliate for expense support (See Note 5)	3,291	2,968
Interest receivable	9,999	5,758
Receivable for investments sold	15,913	161
Prepaid expenses	78	41
Other assets	21	—
Total assets	$1,168,571	$529,643

Liabilities
Secured borrowings (net of $3,652 and $749 deferred financing costs, respectively) (See Note 6)	$344,848	$165,001
Management fees payable	702	—
Distributions payable	6,262	3,584
Payable for investments purchased	30,228	338
Interest payable	4,659	630
Due to affiliate for expense support (See Note 5)	3,291	2,968
Payable for share repurchases	383	—
Board of Trustees' fees payable	128	128
Accounts payable and accrued expenses	1,559	2,163
Total liabilities	$392,060	$174,812

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 697,754 and 149,838 Class S shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$7	$1
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 760,008 and 107,266 Class D shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8	1
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 29,916,078 and 14,091,386 Class I shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	299	141
Paid-in-capital in excess of par value	777,099	357,241
Total distributable earnings (loss)	(902)	(2,553)
Total net assets	$776,511	$354,831

Total liabilities and net assets	$1,168,571	$529,643

The accompanying notes are an integral part of these consolidated financial statements.

	September 30, 2024	December 31, 2023
Net Asset Value per Share
Class S Shares:
Net assets	$17,231	$3,699
Net asset value per share	$24.70	$24.69
Class D Shares:
Net assets	$18,805	$2,652
Net asset value per share	$24.74	$24.73
Class I Shares:
Net assets	$740,475	$348,480
Net asset value per share	$24.75	$24.73
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$26,796	$11,496	$60,422	$31,671
Payment-in-kind interest income	1,229	573	3,127	1,647
Dividend income	6	17	65	115
Other income	163	100	578	131
Total investment income	28,194	12,186	64,192	33,564

Expenses:
Interest and debt financing expenses	5,867	2,637	10,164	7,711
Professional fees	480	250	799	665
Management fees (Note 5)	1,404	547	3,177	712
Income based incentive fees (Note 5)	2,919	1,219	7,065	1,592
Board of Trustees’ fees	128	128	380	380
Administration fees (See Note 5)	199	124	565	362
Other general and administrative expenses	345	326	1,032	588
Distribution and shareholder servicing fees
Class S	32	—	70	—
Class D	11	—	23	—
Amortization of offering costs	130	187	445	468
Total expenses	11,515	5,418	23,720	12,478
Expense support (See Note 5)	(248)	(212)	(609)	(541)
Management fees waived (Note 5)	(703)	(547)	(2,257)	(712)
Incentive fees waived (Note 5)	(2,919)	(1,219)	(7,065)	(1,592)
Net expenses	7,645	3,440	13,789	9,633
Net investment income (loss)	20,549	8,746	50,403	23,931

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	297	67	442	685
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(278)	252	(2,036)	(1,987)
Income tax (provision) benefit	(138)	—	(142)	—
Total net change in unrealized gain (loss)	(416)	252	(2,178)	(1,987)
Total net realized and unrealized gain (loss) on investments	(119)	319	(1,736)	(1,302)

Net increase (decrease) in net assets resulting from operations	$20,430	$9,065	$48,667	$22,629

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per share data:
Net investment income (loss) per share - Class S common share	$0.61	$—	$1.87	$—
Net investment income (loss) per share - Class D common share	$0.64	$—	$1.97	$—
Net investment income (loss) per share - Class I common share	$0.66	$0.75	$2.03	$2.18
Net increase (decrease) in net assets resulting from operations per share - Class S Common Share	$0.62	$—	$1.80	$—
Net increase (decrease) in net assets resulting from operations per share - Class D Common Share	$0.65	$—	$1.91	$—
Net increase (decrease) in net assets resulting from operations per share - Class I Common Share	$0.66	$0.78	$1.96	$2.06
Weighted average common shares outstanding - Class S common share	609,074	—	445,236	—
Weighted average common shares outstanding - Class D common share	710,613	—	497,604	—
Weighted average common shares outstanding - Class I common share	29,446,634	11,758,707	23,884,238	10,985,133
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$20,549	$8,746	$50,403	$23,931
Net realized gain (loss) on investments	297	67	442	685
Net change in unrealized appreciation (depreciation) on investments	(416)	252	(2,178)	(1,987)
Net increase (decrease) in net assets resulting from operations	20,430	9,065	48,667	22,629
Shareholder Distributions:
Class S	(335)	—	(773)	—
Class D	(416)	—	(910)	—
Class I	(17,667)	(9,283)	(45,333)	(23,588)
Net increase (decrease) in net assets resulting from shareholder distributions	(18,418)	(9,283)	(47,016)	(23,588)
Capital share transactions:
Class S:
Issuance of common shares, net	4,815	—	13,345	—
Reinvestment of shareholder distributions	119	—	261	—
Share transfer between classes	—	—	(101)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class S	4,934	—	13,505	—
Class D:
Issuance of common shares, net	4,363	—	15,597	—
Reinvestment of shareholder distributions	247	—	518	—
Net increase (decrease) in net assets resulting from capital share transactions - Class D	4,610	—	16,115	—
Class I:
Issuance of common shares, net	30,620	34,970	378,684	42,690
Reinvestment of shareholder distributions	6,940	106	12,604	106
Share transfer between classes	—	—	101	—
Repurchased shares, net of early repurchase deduction	(383)	—	(980)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class I	37,177	35,076	390,409	42,796
Total increase (decrease) in net assets	$48,733	$34,858	$421,680	$41,837
Net assets, beginning of period	$727,778	$267,280	$354,831	$260,301
Net assets, end of period	$776,511	$302,138	$776,511	$302,138

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$48,667	$22,629

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(733,972)	(120,285)
Proceeds from principal repayments and sales of investments	141,225	24,852
Payment-in-kind interest	(3,127)	(1,647)
Amortization of premium/accretion of discount, net	(870)	(607)
Net realized (gain) loss on investments	(442)	(685)
Net change in unrealized (appreciation) depreciation on investments	2,036	1,987
Amortization of deferred financing costs	407	122
Changes in operating assets and liabilities:
Due from affiliate for expense support	(323)	(638)
Receivable for investments sold	(15,752)	(815)
Interest receivable	(4,241)	(1,186)
Other assets	(21)	—
Prepaid expenses	(37)	(42)
Payable for investments purchased	29,890	29,747
Interest payable	4,029	(87)
Management fee payable	702	—
Due to affiliate for expense support	323	638
Accounts payable and accrued expenses	(416)	538
Due to transfer agent	—	1,145
Net cash provided by (used in) operating activities	(531,922)	(44,334)

Cash flows from financing activities:
Proceeds from issuance of common shares	407,626	42,690
Repurchased shares, net of early repurchase deduction	(597)	—
Proceeds from secured borrowings	702,600	54,250
Repayments of secured borrowings	(519,850)	(88,500)
Distributions paid	(30,955)	(23,521)
Payments of deferred financing costs	(3,498)	(26)
Net cash provided by (used in) financing activities	555,326	(15,107)

Net increase (decrease) in cash and cash equivalents	23,404	(59,441)
Cash and cash equivalents, beginning of period	8,679	65,785
Cash and cash equivalents, end of period	$32,083	$6,344

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,728	$7,676
Cash paid during the period for excise taxes	$33	$2
Supplemental disclosure of non-cash flow financing activities:
Reinvestment of shareholder distributions	$13,383	$106
Payable for share repurchases	$383	$—

The accompanying notes are an integral part of these consolidated financial statements.

The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2024	September 30, 2023
Cash	$5,545	$927
Cash Equivalents	26,538	5,417
Total Cash and Cash Equivalents Shown on the Consolidated Statements of Cash Flows	$32,083	$6,344
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
BTX Precision	(4) (14)	First Lien Term Loan	S + 5.00%	9.85%	7/25/2030	$1,389	$1,371	$1,372	0.18%
BTX Precision (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	9.85%	7/25/2030	476	(2)	(6)	—%
BTX Precision (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	9.85%	7/25/2030	317	—	(4)	—%
Precision Aviation Group	(4) (6) (14)	First Lien Term Loan	S + 5.25%	9.85%	12/21/2029	7,463	7,327	7,388	0.95%
Precision Aviation Group (Delayed Draw)	(4)	First Lien Term Loan	S + 5.25%	9.97%	12/21/2029	2,474	2,452	2,449	0.32%
Signature Aviation (AKA Brown Group Holding LLC)	(12)	First Lien Term Loan	S + 2.75%	8.00%	7/1/2031	1,122	1,120	1,121	0.14%
Turbine Engine Specialists	(4)	Subordinated Debt	S + 9.50%	14.25%	3/1/2029	1,958	1,915	1,955	0.25%
Total Aerospace & Defense							14,183	14,275	1.84%

Automotive
Adient Global Holdings	(12) (13)	First Lien Term Loan	S + 2.75%	7.60%	1/31/2031	2,488	2,504	2,493	0.32%
Belron Finance US LLC	(12)	First Lien Term Loan	S + 2.00%	7.32%	4/13/2028	865	867	865	0.11%
Driven Holdings LLC	(12) (13)	First Lien Term Loan	S + 3.00%	7.96%	12/17/2028	2,899	2,897	2,890	0.37%
Mitchell International Inc.	(12)	First Lien Term Loan	S + 3.25%	8.10%	6/17/2031	5,480	5,453	5,406	0.70%
Randy's Worldwide Automotive	(4) (7) (14)	First Lien Term Loan	S + 6.25%	11.54%	11/1/2028	3,927	3,867	3,882	0.50%
Randy's Worldwide Automotive (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.25%	11.51%	11/1/2028	1,331	395	380	0.05%
Total Automotive							15,983	15,916	2.05%

Banking, Finance, Insurance, Real Estate
Alliant Holdings Intermediate, LLC	(12)	First Lien Term Loan	S + 3.25%	7.96%	9/19/2031	4,082	4,096	4,064	0.52%
Ascend	(4) (6)	First Lien Term Loan	S + 4.50%	9.35%	8/11/2031	7,358	7,285	7,288	0.94%
Ascend (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 4.50%	9.35%	8/11/2031	12,642	(62)	(120)	(0.02)%
Asurion, LLC (fka Asurion Corporation)	(12)	First Lien Term Loan	S + 3.25%	8.21%	12/23/2026	1,648	1,644	1,648	0.21%
Broadstreet Partners, Inc.	(12)	First Lien Term Loan	S + 3.25%	8.10%	6/13/2031	2,993	3,008	2,984	0.38%
Hub International Holdings, Inc	(12)	First Lien Term Loan	S + 3.00%	8.26%	6/20/2030	2,239	2,248	2,238	0.29%
Patriot Growth (Delayed Draw)	(4) (6) (7) (14)	First Lien Term Loan	S + 5.00%	9.75%	10/16/2028	5,932	5,890	5,866	0.76%
Ryan Specialty Group, LLC	(12) (13)	First Lien Term Loan	S + 1.50%	7.10%	9/15/2031	4,445	4,467	4,451	0.57%
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(12)	First Lien Term Loan	S + 3.00%	8.25%	7/31/2031	2,250	2,244	2,248	0.29%
Truist Insurance Holdings LLC	(12)	First Lien Term Loan	S + 3.25%	7.85%	5/6/2031	3,250	3,262	3,250	0.42%
Vensure	(4) (6) (7) (14)	First Lien Term Loan	S + 5.00%	9.64%	9/27/2031	12,462	12,337	12,343	1.59%
Vensure (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.00%	9.64%	9/27/2031	3,538	(18)	(34)	—%
Total Banking, Finance, Insurance, Real Estate							46,401	46,226	5.95%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Beverage, Food & Tobacco
AmerCareRoyal	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.85%	9/10/2030	14,400	14,258	14,259	1.83%
AmerCareRoyal (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	9.85%	9/10/2030	3,307	—	(32)	—%
AmerCareRoyal (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	9.85%	9/10/2030	2,293	(11)	(23)	—%
Cold Spring Brewing Company	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.60%	12/19/2025	5,556	5,556	5,556	0.72%
Commercial Bakeries	(4) (10) (13) (14)	First Lien Term Loan	S + 5.50%	10.10%	9/25/2029	4,204	4,132	4,151	0.53%
Commercial Bakeries	(4) (6) (10) (13) (14)	First Lien Term Loan	S + 5.50%	10.60%	9/25/2029	1,794	1,780	1,771	0.23%
Dessert Holdings	(6) (12) (13)	First Lien Term Loan	S + 4.00%	8.96%	6/9/2028	4,901	4,780	4,651	0.60%
Fortune International LLC	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.71%	1/17/2026	6,820	6,795	6,820	0.88%
Fresh Edge	(4) (6)	Subordinated Debt	S + 4.50%	9.92% (Cash) 5.13% (PIK)	4/3/2029	3,071	3,012	3,008	0.39%
Nonni's Foods, LLC	(4) (6) (14)	First Lien Term Loan	S + 5.75%	11.05%	6/1/2026	6,836	6,836	6,836	0.87%
Refresco (Pegasus Bidco BV)	(10) (12) (13)	First Lien Term Loan	S + 3.75%	8.87%	7/12/2029	2,762	2,773	2,769	0.36%
Spice World	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2028	10,257	10,257	10,067	1.29%
Sugar Foods	(4) (7) (14)	First Lien Term Loan	S + 5.25%	10.37%	10/2/2030	4,200	4,114	4,200	0.54%
Sugar Foods (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.25%	10.37%	10/2/2030	4,348	(21)	—	—%
Sugar Foods (Delayed Draw)	(4) (6) (7) (14)	First Lien Term Loan	S + 5.25%	10.36%	10/2/2030	1,167	1,155	1,167	0.15%
Summit Hill Foods	(4) (14)	First Lien Term Loan	S + 5.75%	10.81%	11/29/2029	2,631	2,595	2,621	0.34%
Sunny Sky Products	(4) (14)	First Lien Term Loan	S + 4.75%	9.35%	12/23/2028	1,843	1,827	1,826	0.24%
Sunny Sky Products (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 4.75%	9.35%	12/23/2028	464	—	(4)	—%
Tech24	(4) (14)	First Lien Term Loan	S + 5.75%	10.35%	9/18/2029	3,323	3,272	3,271	0.42%
Tech24 (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	10.64%	9/18/2029	1,214	552	537	0.07%
Total Beverage, Food & Tobacco							73,662	73,451	9.46%

Capital Equipment
Clean Solutions Buyer	(4) (6)	First Lien Term Loan	S + 4.50%	9.35%	9/9/2030	8,757	8,671	8,671	1.12%
EFC International	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,498	2,443	2,496	0.32%
E-Technologies / Superior	(4) (6) (14)	First Lien Term Loan	S + 5.50%	10.35%	4/9/2030	6,448	6,386	6,318	0.81%
Firstcall Mechanical Group	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.35%	6/27/2030	9,975	9,878	9,876	1.27%
Firstcall Mechanical Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 4.75%	9.61%	6/27/2030	20,000	(24)	(198)	(0.03)%
Hayward Industries, Inc.	(12) (13)	First Lien Term Loan	S + 2.75%	7.46%	5/30/2028	4,222	4,232	4,222	0.54%
Hyperion	(12) (14)	First Lien Term Loan	S + 4.50%	9.46%	8/30/2028	2,328	2,326	2,171	0.28%
Johnson Controls Inc (aka Power Solutions)	(12) (13)	First Lien Term Loan	S + 2.50%	7.35%	5/6/2030	998	998	999	0.13%
Johnstone Supply	(12)	First Lien Term Loan	S + 3.00%	8.17%	6/9/2031	1,475	1,480	1,473	0.19%
Madison Safety & Flow LLC	(12)	First Lien Term Loan	S + 3.25%	8.36%	9/19/2031	540	539	541	0.07%
Motion & Control Enterprises	(4) (6) (14)	First Lien Term Loan	S + 6.00%	11.02%	6/1/2028	1,584	1,568	1,579	0.20%
Motion & Control Enterprises	(4) (6)	First Lien Term Loan	S + 6.00%	11.02%	6/1/2028	1,691	1,676	1,686	0.22%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Motion & Control Enterprises (Delayed Draw)	(4) (14)	First Lien Term Loan	S + 6.00%	11.02%	6/1/2028	4,361	4,356	4,347	0.56%
Motion & Control Enterprises (Delayed Draw)	(4)	First Lien Term Loan	S + 6.00%	11.02%	6/1/2028	12,266	12,266	12,227	1.57%
Ovation Holdings	(4) (14)	First Lien Term Loan	S + 5.00%	10.40%	2/5/2029	2,951	2,900	2,948	0.38%
Ovation Holdings (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.00%	10.40%	2/5/2029	698	565	571	0.07%
Rhino Tool House	(4) (14)	First Lien Term Loan	S + 5.25%	10.43%	4/4/2029	3,312	3,268	3,287	0.42%
Rhino Tool House (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.25%	10.61%	4/4/2029	621	607	605	0.08%
Service Logic	(4) (6) (7)	First Lien Term Loan	S + 3.50%	8.31%	10/29/2027	1,995	1,995	1,995	0.26%
Vessco	(4) (6) (7) (14)	First Lien Term Loan	S + 5.25%	10.22%	7/24/2031	13,706	13,570	13,577	1.76%
Vessco	(4) (7) (11)	Revolving Loan	S + 5.25%	10.39%	7/24/2031	1,726	(17)	(16)	—%
Vessco (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.25%	9.54%	7/24/2031	4,569	648	627	0.08%
Total Capital Equipment							80,331	80,002	10.30%

Chemicals, Plastics, & Rubber
Akzo Nobel Speciality (aka Starfruit US Holdco LLC)	(12)	First Lien Term Loan	S + 3.50%	8.63%	4/3/2028	3,828	3,850	3,839	0.50%
Anchor Packaging	(12)	First Lien Term Loan	S + 3.75%	8.60%	7/20/2029	3,741	3,743	3,759	0.48%
Austin Powder (A-AP Buyer Inc)	(12)	First Lien Term Loan	S + 3.25%	7.85%	9/9/2031	500	499	503	0.06%
Chroma Color	(4) (14)	First Lien Term Loan	S + 6.00%	11.28%	4/23/2029	1,731	1,703	1,718	0.22%
Chroma Color (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.28%	4/23/2029	381	(3)	(3)	—%
Ineos US Finance LLC	(10) (12) (13)	First Lien Term Loan	S + 3.75%	8.60%	2/7/2031	2,030	2,025	2,035	0.26%
Ineos US Finance LLC	(10) (12) (13)	First Lien Term Loan	S + 3.25%	8.10%	2/18/2030	2,220	2,231	2,222	0.30%
INEOS US Petrochem LLC	(12)	First Lien Term Loan	S + 4.25%	9.20%	4/2/2029	869	869	871	0.11%
Spartech	(6) (7) (12)	First Lien Term Loan	S + 4.75%	10.05%	5/6/2028	3,899	3,899	3,049	0.39%
Tronox Limited	(12) (13)	First Lien Term Loan	S + 2.50%	7.35%	4/4/2029	3,345	3,355	3,352	0.43%
Univar Solutions USA Inc.	(12)	First Lien Term Loan	S + 3.50%	8.46%	8/1/2030	1,891	1,902	1,903	0.25%
USALCO	(12)	First Lien Term Loan	S + 4.00%	8.85%	9/17/2031	1,269	1,263	1,276	0.16%
USALCO	(12)	First Lien Term Loan	S + 4.00%	8.85%	9/17/2031	131	131	131	0.02%
Total Chemicals, Plastics, & Rubber							25,467	24,655	3.18%

Construction & Building
APi Group DE Inc.	(12) (13)	First Lien Term Loan	S + 2.00%	6.85%	1/3/2029	1,750	1,749	1,751	0.23%
Gannett Fleming	(4) (6) (7)	First Lien Term Loan	S + 4.50%	9.67%	8/5/2030	17,869	17,605	17,606	2.27%
Gannett Fleming	(4) (7) (11)	Revolving Loan	S + 4.50%	9.67%	8/5/2030	2,131	(31)	(31)	—%
Gulfside Supply	(12)	First Lien Term Loan	S + 3.00%	8.29%	6/17/2031	1,146	1,144	1,147	0.15%
Heartland Paving Partners	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.60%	8/9/2030	8,571	8,486	8,490	1.08%
Heartland Paving Partners (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	9.60%	8/9/2030	5,714	(14)	(54)	(0.01)%
Heartland Paving Partners (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	9.60%	8/9/2030	5,714	(14)	(54)	(0.01)%
Hyphen Solutions, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.45%	10/27/2026	6,825	6,796	6,825	0.88%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

ICE USA Infrastructure LLC	(4) (6) (14)	First Lien Term Loan	S + 5.25%	9.85%	3/15/2030	5,823	5,768	5,767	0.74%
ICE USA Infrastructure LLC	(4) (6)	First Lien Term Loan	S + 5.25%	9.85%	3/15/2030	1,622	1,606	1,606	0.21%
MEI Buyer LLC	(4) (14)	First Lien Term Loan	S + 5.00%	9.85%	6/29/2029	3,134	3,080	3,135	0.40%
MEI Buyer LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.00%	9.85%	6/29/2029	501	(2)	—	—%
Quikrete Holdings, Inc.	(12)	First Lien Term Loan	S + 2.25%	7.10%	3/19/2029	1,485	1,487	1,487	0.19%
SPI	(4) (6) (7) (14)	First Lien Term Loan	S + 4.75%	9.70%	12/21/2027	6,825	6,760	6,825	0.88%
Tencate	(6) (7) (12) (14)	First Lien Term Loan	S + 3.25%	7.85%	2/21/2031	7,578	7,550	7,579	0.97%
Thyssenkrupp Elevator (Vertical US Newco Inc)	(12) (13)	First Lien Term Loan	S + 3.50%	8.59%	4/30/2030	3,980	4,005	3,992	0.51%
Vertex Service Partners	(4) (14)	First Lien Term Loan	S + 5.75%	10.81%	11/8/2030	1,224	1,207	1,207	0.16%
Vertex Service Partners (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.62%	10.88%	11/8/2030	2,359	2,336	2,308	0.30%
WSB / EST	(4) (14)	First Lien Term Loan	S + 6.00%	11.06%	8/31/2029	1,627	1,606	1,605	0.21%
WSB / EST (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.00%	11.25%	8/31/2029	1,090	754	747	0.10%
Total Construction & Building							71,878	71,938	9.26%

Consumer Goods: Durable
Callaway Golf Company	(12) (13)	First Lien Term Loan	S + 3.00%	7.85%	3/15/2030	1,407	1,408	1,389	0.18%
Culligan (AKA Osmosis Debt Merger Sub Inc)	(12)	First Lien Term Loan	S + 3.50%	8.70%	7/31/2028	2,992	3,010	2,992	0.39%
MITER Brands (MIWD Holdco II LLC)	(12)	First Lien Term Loan	S + 3.00%	8.35%	3/28/2031	3,491	3,513	3,501	0.45%
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.00%	10.26% (Cash) 1.00% (PIK)	11/2/2026	6,627	6,625	6,341	0.81%
SmartSign	(4) (14)	First Lien Term Loan	S + 5.50%	10.55%	9/7/2028	2,009	1,995	2,009	0.26%
SmartSign	(4) (14)	First Lien Term Loan	S + 5.75%	10.78%	9/7/2028	1,520	1,495	1,520	0.20%
SRAM LLC	(12)	First Lien Term Loan	S + 2.75%	7.71%	5/18/2028	3,645	3,655	3,649	0.47%
Total Consumer Goods: Durable							21,701	21,401	2.76%

Consumer Goods: Non-Durable
Accupac Inc	(4) (6) (7)	First Lien Term Loan	S + 6.00%	10.90%	1/16/2026	6,821	6,812	6,746	0.87%
Elevation Labs	(4) (6)	First Lien Term Loan	S + 5.25%	10.60%	6/30/2028	1,292	1,283	1,290	0.17%
Elevation Labs (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.25%	10.45%	6/30/2028	598	177	178	0.02%
Image International Intermediate Holdco II, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.50%	10.96%	7/10/2025	6,948	6,922	6,837	0.88%
Market Performance Group	(4) (14)	First Lien Term Loan	S + 5.25%	9.85%	1/8/2030	3,693	3,659	3,730	0.48%
Market Performance Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.25%	10.51%	1/8/2030	907	362	371	0.05%
Perrigo Investments	(10) (12) (13)	First Lien Term Loan	S + 2.25%	7.20%	4/20/2029	1,420	1,420	1,421	0.18%
PIP	(4) (6) (14)	First Lien Term Loan	S + 4.00%	8.96%	12/29/2027	6,267	6,251	6,253	0.81%
Revision Skincare	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,253	10,108	10,253	1.32%
Ultima	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,341	1,322	1,341	0.17%
Total Consumer Goods: Non-Durable							38,316	38,420	4.95%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Containers, Packaging & Glass
Novolex (Clydesdale Acquisition Holdings Inc)	(12)	First Lien Term Loan	S + 3.25%	8.02%	4/13/2029	1,656	1,667	1,649	0.21%
Oliver Inc	(4)	Subordinated Debt	N/A	12.50%	1/6/2029	245	241	243	0.03%
Oliver Inc	(4)	Subordinated Debt	N/A	11.00%	1/6/2029	1,326	1,308	1,246	0.16%
Online Labels Group	(4) (14)	First Lien Term Loan	S + 5.25%	9.85%	12/19/2029	972	963	972	0.13%
Online Labels Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.25%	9.85%	12/19/2029	119	—	—	—%
Online Labels Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.25%	9.85%	12/19/2029	119	—	—	—%
Pacur	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,310	8,310	8,310	1.07%
Proampac	(7) (12) (14)	First Lien Term Loan	S + 4.00%	9.23%	9/15/2028	3,970	3,970	3,981	0.51%
Total Containers, Packaging & Glass							16,459	16,401	2.11%

Energy: Electricity
Covanta Energy Corp	(12)	First Lien Term Loan	S + 2.50%	7.35%	11/30/2028	689	687	690	0.09%
Covanta Energy Corp	(12)	First Lien Term Loan	S + 2.50%	7.59%	11/30/2028	53	53	53	0.01%
Insulation Technology Group	(4) (6) (10) (13) (14)	First Lien Term Loan	S + 5.50%	10.35%	6/25/2030	19,808	19,615	19,618	2.52%
Insulation Technology Group (Delayed Draw)	(4) (10) (11) (13)	First Lien Term Loan	S + 5.50%	10.35%	6/25/2030	5,226	—	(50)	(0.01)%
National Power	(4) (14)	First Lien Term Loan	S + 5.75%	10.60%	10/22/2029	1,474	1,455	1,468	0.19%
National Power (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	10.60%	10/22/2029	799	(2)	(3)	—%
Total Energy: Electricity							21,808	21,776	2.80%

Energy: Oil & Gas
Abrasive Products and Equipment (AP&E)	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	11,061	10,738	9,672	1.25%
Total Energy: Oil & Gas							10,738	9,672	1.25%

Environmental Industries
101 Inc	(4) (6)	First Lien Term Loan	S + 5.25%	10.60%	8/31/2028	810	804	741	0.10%
Contract Land Staff	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.35%	3/27/2030	6,652	6,588	6,588	0.85%
Contract Land Staff (Delayed Draw)	(4)	First Lien Term Loan	S + 4.75%	9.86%	3/27/2030	2,674	2,668	2,648	0.34%
Contract Land Staff (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	10.28%	3/27/2030	4,418	(11)	(42)	(0.01)%
GFL Environmental (Betty Merger)	(10) (12) (13)	First Lien Term Loan	S + 2.00%	7.32%	7/3/2031	3,385	3,376	3,386	0.44%
Impact Environmental Group	(4) (14)	First Lien Term Loan	S + 5.00%	9.70%	3/23/2029	2,060	2,026	2,060	0.27%
Impact Environmental Group	(4) (14)	First Lien Term Loan	S + 5.00%	9.70%	3/23/2029	422	415	422	0.05%
Impact Environmental Group (Delayed Draw)	(4) (14)	First Lien Term Loan	S + 5.00%	9.70%	3/23/2029	962	958	962	0.12%
Impact Environmental Group (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.00%	9.71%	3/23/2029	1,710	784	791	0.10%
Leo Facilities	(4) (6) (14)	First Lien Term Loan	S + 5.50%	9.75%	7/3/2029	2,347	2,324	2,316	0.30%
Leo Facilities	(4) (14)	First Lien Term Loan	S + 5.50%	10.76%	7/3/2029	3,394	3,361	3,350	0.43%
Leo Facilities (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.50%	10.76%	7/3/2029	19,812	—	(260)	(0.03)%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Leo Facilities (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.50%	10.48%	7/3/2029	2,567	1,893	1,864	0.24%
North Haven Stack Buyer, LLC	(4) (6) (7) (14)	First Lien Term Loan	S + 5.25%	10.50%	7/16/2027	6,824	6,806	6,862	0.88%
North Haven Stack Buyer, LLC (Delayed Draw)	(4) (7)	First Lien Term Loan	S + 5.00%	9.59%	7/16/2027	605	605	605	0.08%
North Haven Stack Buyer, LLC (Delayed Draw)	(4) (7)	First Lien Term Loan	S + 5.00%	9.67%	7/16/2027	458	458	458	0.06%
North Haven Stack Buyer, LLC (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.00%	9.64%	7/16/2027	2,632	81	104	0.01%
SI Solutions	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.60%	8/15/2030	10,520	10,416	10,419	1.35%
SI Solutions (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 4.75%	9.60%	8/15/2030	4,951	(12)	(47)	(0.01)%
Total Environmental Industries							43,540	43,227	5.57%

Forest Products & Paper
Kodiak	(12)	First Lien Term Loan	S + 3.75%	8.60%	3/12/2028	682	681	684	0.09%
Total Forest Products & Paper							681	684	0.09%

Healthcare & Pharmaceuticals
Action Behavior Centers	(4) (6) (14)	First Lien Term Loan	S + 5.25%	10.57%	7/2/2031	13,853	13,716	13,726	1.77%
Action Behavior Centers (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.25%	10.57%	7/2/2031	2,519	(6)	(23)	—%
Coding Solutions Acquisition Inc.	(4) (6) (7) (14)	First Lien Term Loan	S + 5.00%	9.25%	8/7/2031	10,602	10,529	10,501	1.35%
Coding Solutions Acquisition Inc.	(4) (7) (11)	Revolving Loan	S + 5.00%	10.01%	8/7/2031	1,101	265	265	0.03%
Coding Solutions Acquisition Inc. (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.00%	10.01%	8/7/2031	1,914	(5)	(18)	—%
EyeSouth	(4) (14)	First Lien Term Loan	S + 5.50%	10.45%	10/5/2029	2,225	2,187	2,183	0.28%
EyeSouth (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.50%	10.46%	10/5/2029	729	464	450	0.06%
Health Management Associates	(4) (14)	First Lien Term Loan	S + 6.25%	11.37%	3/30/2029	3,347	3,292	3,338	0.43%
Health Management Associates (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.22%	3/30/2029	606	289	299	0.04%
Heartland Veterinary Partners	(4)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	1,036	1,024	1,027	0.13%
Heartland Veterinary Partners (Delayed Draw)	(4) (11)	Subordinated Debt	N/A	14.50%	12/10/2027	5,000	1,945	1,904	0.24%
Heartland Veterinary Partners (Delayed Draw)	(4)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	5,179	5,179	5,137	0.66%
Jazz Pharmaceuticals (AKA FINANCING LUX SARL)	(10) (12) (13)	First Lien Term Loan	S + 2.25%	7.10%	5/5/2028	3,843	3,867	3,844	0.50%
Medline (AKA Mozart Borrower LP)	(12)	First Lien Term Loan	S + 2.75%	7.60%	10/23/2028	2,758	2,761	2,762	0.35%
Organon & Co	(12) (13)	First Lien Term Loan	S + 2.50%	7.46%	5/19/2031	1,418	1,415	1,418	0.18%
Parexel (AKA Phoenix Newco Inc)	(12)	First Lien Term Loan	S + 3.00%	7.85%	11/15/2028	—	(1)	—	—%
Select Medical Corporation	(12) (13)	First Lien Term Loan	S + 3.00%	7.85%	3/6/2027	824	828	828	0.11%
Southern Veterinary Partners	(7) (12) (14)	First Lien Term Loan	S + 3.75%	8.00%	10/5/2027	4,207	4,203	4,220	0.54%
SSJA Bariatric Management LLC	(4) (6)	First Lien Term Loan	S + 5.25%	10.00%	4/30/2025	7,455	7,455	3,556	0.46%
Surgery Center Holdings Inc	(12)	First Lien Term Loan	S + 2.75%	7.67%	12/19/2030	—	(1)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value		% of Net Assets (5)

Team Services Group	(12) (14)	First Lien Term Loan	S + 5.00%	10.51%	12/20/2027	3,307	3,292	3,277		0.42%
Thorne HealthTech	(4) (14)	First Lien Term Loan	S + 5.50%	10.35%	10/16/2030	2,767	2,742	2,773		0.36%
TIDI Products	(4) (7) (14)	First Lien Term Loan	S + 5.50%	10.35%	12/19/2029	4,531	4,491	4,544		0.59%
TIDI Products (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.50%	10.35%	12/19/2029	1,201	—	3		—%
VMG Health	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.60%	4/16/2030	14,082	13,947	13,945		1.79%
W2O Holdings, Inc. (Delayed Draw)	(4) (6) (14)	First Lien Term Loan	S + 4.75%	10.01%	6/12/2028	6,823	6,823	6,758		0.87%
Wellspring	(4) (14)	First Lien Term Loan	S + 5.00%	9.70%	8/22/2028	6,479	6,438	6,416		0.83%
Wellspring	(4) (14)	First Lien Term Loan	S + 5.00%	10.36%	8/22/2028	4,023	3,966	3,984		0.51%
Wellspring (Delayed Draw)	(4)	First Lien Term Loan	S + 5.00%	9.70%	8/22/2028	1,871	1,861	1,853		0.24%
Young Innovations	(4) (6) (7) (14)	First Lien Term Loan	S + 5.75%	10.87%	12/3/2029	6,816	6,756	6,753		0.87%
Young Innovations (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.75%	10.87%	12/3/2029	1,431	—	(13)		—%
Total Healthcare & Pharmaceuticals							109,722	105,710	0	13.61%

High Tech Industries
Ahead Data Blue LLC	(6)(12) (14)	First Lien Term Loan	S + 3.50%	8.10%	2/1/2031	5,477	5,452	5,492		0.71%
AppLovin Corp.	(12) (13)	First Lien Term Loan	S + 2.50%	7.35%	8/16/2030	3,895	3,909	3,897		0.50%
AssetMark Financial Holdings (GTCR Everest Borrower LLC)	(12)	First Lien Term Loan	S + 3.00%	8.12%	9/5/2031	—	—	—		—%
BMC Software, Inc.	(12)	First Lien Term Loan	S + 3.75%	9.01%	7/30/2031	5,000	4,988	4,996		0.64%
Diligent Corporation	(4) (6) (7)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	2,553	2,541	2,553		0.33%
Diligent Corporation	(4) (6) (7) (14)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	14,894	14,820	14,895		1.92%
Diligent Corporation (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	2,553	(12)	—		—%
Dragon - NCR Voyix	(4) (6)	First Lien Term Loan	S + 3.25%	7.85%	9/30/2031	7,000	6,965	6,965		0.90%
Ensono, LP.	(6) (12) (14)	First Lien Term Loan	S + 4.00%	8.96%	5/26/2028	10,905	10,852	10,902		1.40%
Evergreen Services Group II	(4) (7) (14)	First Lien Term Loan	S + 5.75%	10.35%	10/4/2030	3,298	3,253	3,341		0.43%
Evergreen Services Group II (Delayed Draw)	(4) (6) (7) (14)	First Lien Term Loan	S + 5.75%	10.35%	10/4/2030	2,666	2,661	2,701		0.34%
II-VI INCORPORATED	(12) (13)	First Lien Term Loan	S + 2.50%	7.35%	7/2/2029	2,302	2,312	2,306		0.29%
Infobase	(4) (14)	First Lien Term Loan	S + 5.50%	11.01%	6/14/2028	725	720	725		0.09%
Informatica LLC	(12) (13)	First Lien Term Loan	S + 2.25%	7.10%	10/27/2028	4,467	4,487	4,468		0.58%
Instructure	(4) (6) (7)	First Lien Term Loan	S + 3.00%	8.07%	9/11/2031	2,000	1,990	1,990		0.26%
INSTRUCTURE HOLDINGS INC	(12)	First Lien Term Loan	S + 2.75%	8.07%	10/30/2028	—	(1)	—		—%
ITSavvy	(4) (14)	First Lien Term Loan	S + 5.25%	10.20%	8/8/2028	1,762	1,750	1,762		0.23%
MKS INSTRUMENTS INC	(12) (13)	First Lien Term Loan	S + 2.25%	7.17%	8/17/2029	3,420	3,438	3,425		0.44%
Options IT	(4) (6) (7)	First Lien Term Loan	S + 4.75%	9.35%	9/30/2031	9,241	9,149	9,149		1.18%
Options IT	(4) (7) (11)	Revolving Loan	S + 4.75%	9.35%	3/31/2031	1,062	149	149		0.02%
Options IT (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 4.75%	9.35%	9/30/2031	3,187	(8)	(32)		—%
Quickbase	(4) (6) (14)	First Lien Term Loan	S + 4.00%	8.85%	10/2/2028	5,586	5,564	5,560		0.72%
Red Ventures, LLC (New Imagitas, Inc.)	(12)	First Lien Term Loan	S + 3.00%	7.85%	3/3/2030	1,361	1,359	1,349		0.17%
Specialist Resources Global Inc	(4) (6)	First Lien Term Loan	S + 5.00%	9.85%	9/23/2027	1,328	1,316	1,328		0.17%
Specialist Resources Global Inc (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	9.85%	9/23/2027	11,790	(25)	—		—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Specialist Resources Global Inc (Delayed Draw)	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.85%	9/23/2027	6,823	6,823	6,823	0.88%
UPC/Sunrise (UPC Financing Partnership)	(12)	First Lien Term Loan	S + 2.93%	8.14%	1/31/2029	3,000	2,988	2,989	0.38%
Velosio	(4) (6) (7) (14)	First Lien Term Loan	S + 5.25%	10.56%	3/1/2030	5,494	5,444	5,501	0.71%
Velosio (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.25%	10.56%	3/1/2030	1,135	—	1	—%
Worldpay (GTCR W Merger Sub LLC)	(12) (13)	First Lien Term Loan	S + 2.50%	7.10%	1/31/2031	4,465	4,486	4,472	0.58%
Total High Tech Industries							107,370	107,707	13.87%

Hotel, Gaming & Leisure
Cinemark USA, Inc.	(12) (13)	First Lien Term Loan	S + 3.25%	7.85%	5/24/2030	3,599	3,620	3,609	0.46%
Total Hotel, Gaming & Leisure							3,620	3,609	0.46%

Media: Advertising, Printing & Publishing
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(12)	First Lien Term Loan	S + 2.75%	7.60%	1/31/2031	3,980	3,992	3,979	0.51%
Vanguard Packaging LLC	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.87%	8/9/2026	5,839	5,833	5,839	0.75%
Total Media: Advertising, Printing & Publishing							9,825	9,818	1.26%

Media: Broadcasting & Subscription
Directv (AKA Directv Financing LLC)	(12)	First Lien Term Loan	S + 5.00%	9.96%	8/2/2027	170	169	170	0.02%
Nexstar Broadcasting, Inc.	(12) (13)	First Lien Term Loan	S + 2.50%	7.46%	9/18/2026	3,863	3,869	3,866	0.50%
Virgin Media Investment Holdings Limited	(12) (13)	First Lien Term Loan	S + 3.25%	8.46%	1/31/2029	1,375	1,357	1,317	0.17%
Ziggo B.V.	(12) (13)	First Lien Term Loan	S + 2.50%	7.71%	4/30/2028	500	491	489	0.06%
Total Media: Media: Broadcasting & Subscription							5,886	5,842	0.75%

Media: Diversified & Production
BroadcastMed	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,775	2,735	2,660	0.34%
Creative Artists Agency, LLC	(12)	First Lien Term Loan	S + 3.25%	8.50%	11/27/2028	1,989	1,999	1,990	0.26%
Total Media: Diversified & Production							4,734	4,650	0.60%

Metals and Mining
Arsenal AIC Parent LLC(Arconic)	(12)	First Lien Term Loan	S + 3.25%	8.10%	8/18/2030	2,608	2,633	2,609	0.34%
Total Metals and Mining							2,633	2,609	0.34%

Retail
Amer Sports	(12) (13)	First Lien Term Loan	S + 2.75%	7.85%	2/17/2031	260	259	261	0.03%
Total Retail							259	261	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Services: Business
ALKU	(4) (6)	First Lien Term Loan	S + 6.25%	10.50%	5/23/2029	2,691	2,646	2,716	0.35%
Amex GBT	(12)	First Lien Term Loan	S + 3.00%	8.28%	7/25/2031	800	798	799	0.10%
Aramsco	(4) (7) (14)	First Lien Term Loan	S + 4.75%	9.35%	10/10/2030	2,965	2,911	2,973	0.38%
Aramsco (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 4.75%	9.35%	10/10/2030	520	—	1	—%
ARMstrong	(4) (14)	First Lien Term Loan	S + 5.75%	10.45%	10/8/2029	2,974	2,934	2,962	0.38%
ARMstrong (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.13%	10/8/2029	1,007	74	76	0.01%
Caldwell & Gregory	(4)	Subordinated Debt	S + 9.25%	13.85% (PIK)	3/29/2030	5,000	4,900	4,900	0.63%
Cast & Crew	(12)	First Lien Term Loan	S + 3.75%	8.60%	12/29/2028	1,865	1,868	1,871	0.24%
Class Valuation	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	440	427	0.05%
Class Valuation	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,910	9,599	1.24%
Colibri (McKissock LLC)	(6) (7) (12) (14)	First Lien Term Loan	S + 5.00%	9.96%	3/12/2029	5,955	5,821	5,973	0.77%
CrossCountry Consulting	(4) (7) (14)	First Lien Term Loan	S + 4.75%	9.85%	6/1/2029	1,369	1,348	1,375	0.18%
CrossCountry Consulting (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 4.75%	9.85%	6/1/2029	560	(4)	3	—%
Engage	(4) (7) (14)	First Lien Term Loan	S + 5.00%	9.85%	8/1/2029	2,413	2,381	2,390	0.31%
Engage (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.00%	9.85%	8/1/2029	5,790	(14)	(56)	(0.01)%
Engage (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 5.00%	9.85%	8/1/2029	2,338	1,040	1,023	0.13%
Esquire Deposition Services	(4)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	1,738	1,698	1,696	0.22%
Evergreen Services Group	(4) (7) (14)	First Lien Term Loan	S + 6.25%	10.96%	6/15/2029	3,996	3,935	3,996	0.51%
Evergreen Services Group (Delayed Draw)	(4) (7) (14)	First Lien Term Loan	S + 6.25%	10.96%	6/15/2029	956	949	956	0.12%
First Advantage Holdings LLC	(12)	First Lien Term Loan	S + 3.25%	8.35%	9/19/2031	1,335	1,328	1,331	0.17%
Garda World Security Corporation	(10) (12) (13)	First Lien Term Loan	S + 3.50%	8.83%	2/1/2029	1,995	2,022	1,997	0.26%
HireRight	(12)	First Lien Term Loan	S + 4.00%	8.85%	9/27/2030	5,969	5,913	5,940	0.76%
ICON LUXEMBOURG SARL	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.60%	7/3/2028	100	101	101	0.01%
ICON LUXEMBOURG SARL	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.60%	7/3/2028	25	25	25	—%
Image First	(4) (6) (14)	First Lien Term Loan	S + 4.25%	8.85%	4/27/2028	6,869	6,855	6,869	0.88%
Ingram Micro Inc	(12)	First Lien Term Loan	S + 2.75%	7.56%	9/17/2031	2,873	2,886	2,877	0.37%
Integrated Power Services	(4) (14)	First Lien Term Loan	S + 4.50%	9.46%	11/22/2028	1,808	1,805	1,808	0.23%
Integrated Power Services (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 4.50%	9.46%	11/22/2028	4,519	(10)	—	—%
Kofile	(4)	Subordinated Debt	N/A	13.25% (PIK)	12/31/2027	6,532	6,532	6,235	0.80%
LSCS Holdings, Inc. (Dohmen)	(4) (6) (14)	First Lien Term Loan	S + 4.50%	9.46%	12/16/2028	8,730	8,684	8,690	1.12%
OMNIA Partners	(7) (12) (14)	First Lien Term Loan	S + 3.25%	8.53%	7/25/2030	2,496	2,482	2,506	0.32%
Open Text Corporation	(10) (12) (13)	First Lien Term Loan	S + 2.25%	7.10%	1/31/2030	4,431	4,454	4,452	0.57%
Phaidon	(4) (6) (10) (13) (14)	First Lien Term Loan	S + 5.50%	10.45%	8/22/2029	6,276	6,229	6,157	0.80%
Press Ganey	(6) (7) (12) (14)	First Lien Term Loan	S + 3.50%	8.35%	4/30/2031	5,175	5,125	5,170	0.67%
Propark Mobility	(4) (14)	First Lien Term Loan	S + 5.00%	9.85%	1/31/2029	2,507	2,469	2,505	0.32%
Propark Mobility (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.00%	9.80%	1/31/2029	1,153	980	996	0.13%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Propark Mobility (Delayed Draw)	(4)	First Lien Term Loan	S + 6.25%	10.31%	1/31/2029	9,014	8,992	9,007	1.16%
Province	(4) (14)	First Lien Term Loan	S + 5.25%	10.10%	7/1/2030	4,591	4,546	4,549	0.59%
Riveron	(4) (6) (14)	First Lien Term Loan	S + 6.25%	11.10%	7/6/2029	5,182	5,056	5,130	0.66%
Riveron (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 6.25%	11.27%	7/6/2029	8,276	(41)	(83)	(0.01)%
Riveron (Delayed Draw)	(4) (6)	First Lien Term Loan	S + 6.25%	11.04%	7/6/2029	777	769	770	0.10%
Safety Infrastructure Services	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.35%	7/21/2028	6,278	6,217	6,218	0.80%
Soliant Holdings LLC	(4)	First Lien Term Loan	S + 3.75%	8.60%	7/18/2031	18,310	18,128	18,310	2.37%
Synechron	(12)	First Lien Term Loan	S + 3.50%	8.60%	9/26/2031	2,000	1,980	1,985	0.26%
System One	(4) (14)	First Lien Term Loan	S + 3.75%	8.50%	3/2/2028	1,085	1,085	1,085	0.14%
Tempo Acquisition, LLC	(12)	First Lien Term Loan	S + 2.25%	7.10%	8/31/2028	3,656	3,671	3,662	0.47%
TouchTunes Interactive Network	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.35%	4/2/2029	7,673	7,673	7,662	0.99%
Trilon Group	(4) (6) (14)	First Lien Term Loan	S + 5.50%	10.95%	5/27/2029	6,873	6,848	6,807	0.88%
Trilon Group	(4) (6)	First Lien Term Loan	S + 5.50%	10.95%	5/29/2029	3,006	2,978	2,978	0.38%
Trilon Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.50%	10.67%	5/29/2029	10,071	2,175	2,079	0.27%
Village Green Holding	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.75% (PIK)	9/26/2029	1,403	1,368	1,369	0.18%
Village Green Holding (Delayed Draw)	(4) (11)	Subordinated Debt	N/A	10.50% (Cash) 1.75% (PIK)	9/26/2029	536	(7)	(13)	—%
Vistage	(4) (7) (14)	First Lien Term Loan	S + 4.75%	9.35%	7/13/2029	3,473	3,457	3,479	0.45%
Total Services: Business							176,410	176,333	22.71%

Services: Consumer
360 Training	(4) (14)	First Lien Term Loan	S + 5.00%	9.85%	8/2/2028	3,047	3,019	3,047	0.39%
360 Training (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.00%	9.85%	8/2/2028	2,734	—	—	—%
A Place For Mom, Inc.	(4) (6)	First Lien Term Loan	S + 4.50%	9.46%	2/10/2026	6,786	6,786	6,786	0.88%
All My Sons	(4) (14)	First Lien Term Loan	S + 4.75%	9.71%	10/25/2028	3,616	3,600	3,594	0.46%
Apex Services	(4) (7) (11)	Revolving Loan	S + 5.00%	9.86%	10/24/2029	1,101	(11)	(11)	—%
Apex Services	(4) (6) (7) (11)	First Lien Term Loan	S + 5.00%	9.86%	10/24/2030	12,698	(127)	(126)	(0.02)%
Apex Services (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S +5.00%	9.86%	10/24/2030	3,087	328	312	0.04%
Apex Services (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.00%	9.86%	10/24/2030	3,114	(16)	(31)	—%
Brightspring Health (aka Phoenix Gurantor Inc.)	(12)	First Lien Term Loan	S + 3.25%	8.10%	2/21/2031	3,980	3,967	3,974	0.51%
Excel Fitness	(4) (6) (14)	First Lien Term Loan	S + 5.25%	9.85%	4/27/2029	5,910	5,858	5,857	0.75%
Excel Fitness (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 5.50%	10.10%	4/27/2029	2,096	(15)	—	—%
Legacy Service Partners	(4) (14)	First Lien Term Loan	S + 5.25%	10.00%	1/9/2029	4,034	3,971	4,015	0.52%
Legacy Service Partners (Delayed Draw)	(4) (6) (14)	First Lien Term Loan	S + 5.25%	10.14%	1/9/2029	1,880	1,873	1,871	0.24%
NearU	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.03%	8/16/2028	5,057	5,004	4,822	0.62%
NearU (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.00%	11.54%	8/16/2028	712	—	(33)	—%
NearU (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.00%	11.54%	8/16/2028	832	—	(39)	(0.01)%
NearU (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S + 6.00%	11.54%	8/16/2028	84	—	(4)	—%
Norton Life Lock	(12) (13)	First Lien Term Loan	S + 1.75%	6.60%	9/12/2029	366	366	365	0.05%
Palmetto Exterminators	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	666	651	651	0.08%
Palmetto Exterminators (Delayed Draw)	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	509	502	497	0.06%
Perennial Services Group	(4) (14)	First Lien Term Loan	S + 5.50%	10.66%	9/7/2029	1,680	1,659	1,697	0.22%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Perennial Services Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 4.75%	9.45%	9/7/2029	7,681	2,846	2,804	0.36%
Perennial Services Group (Delayed Draw)	(4) (14)	First Lien Term Loan	S + 5.50%	10.66%	9/7/2029	1,504	1,502	1,519	0.20%
Protection One (aka Prime Security Services)	(12)	First Lien Term Loan	S + 2.25%	7.45%	10/13/2030	2,225	2,220	2,225	0.29%
Verscend Technologies	(12)	First Lien Term Loan	S + 3.25%	8.45%	5/1/2031	3,483	3,498	3,485	0.45%
Wrench Group	(4) (7) (14)	First Lien Term Loan	S + 4.00%	8.87%	10/30/2028	3,958	3,950	3,963	0.51%
Total Services: Consumer							51,431	51,240	6.60%

Sovereign & Public Finance
LMI	(4) (6) (14)	First Lien Term Loan	S + 5.50%	10.36%	7/18/2028	6,264	6,160	6,291	0.81%
Total Sovereign & Public Finance							6,160	6,291	0.81%

Telecommunications
Arise Holdings Inc	(4) (6)	First Lien Term Loan	S + 4.50%	9.43%	12/9/2025	6,821	6,799	6,249	0.80%
Greeneden U.S. Holdings II, LLC (Genesys Telecom Holdings U.S., Inc.)	(12)	First Lien Term Loan	S + 3.50%	8.35%	12/1/2027	1,745	1,759	1,751	0.23%
Iridium Satellite LLC	(12) (13)	First Lien Term Loan	S + 2.25%	7.10%	9/20/2030	2,303	2,305	2,266	0.29%
Mobile Communications America Inc	(4) (14)	First Lien Term Loan	S + 5.25%	10.26%	10/16/2029	4,503	4,449	4,543	0.59%
Mobile Communications America Inc (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.25%	10.44%	10/16/2029	1,463	187	209	0.03%
Sapphire Telecom Inc	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.60%	6/27/2029	16,874	16,710	16,839	2.16%
Total Telecommunications							32,209	31,857	4.10%

Transportation: Cargo
Armstrong Transport Group	(4)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	5,741	5,637	5,638	0.73%
Armstrong Transport Group	(4)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,062	1,043	1,043	0.13%
Kamps Pallets	(4) (6)	First Lien Term Loan	S + 6.00%	11.41%	12/23/2026	5,880	5,811	5,702	0.73%
Kenco	(4) (6) (14)	First Lien Term Loan	S + 4.25%	8.99%	11/15/2029	21,223	21,104	21,418	2.76%
Kenco (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 4.25%	8.99%	11/15/2029	3,749	(19)	34	—%
Kenco (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 4.25%	8.99%	11/15/2029	4,920	(46)	45	0.01%
Total Transportation: Cargo							33,530	33,880	4.36%

Transportation: Consumer
Air Canada	(10) (12) (13)	First Lien Term Loan	S + 2.50%	7.25%	3/21/2031	4,045	4,058	4,060	0.52%
Alternative Logistics Technologies Buyer, LLC	(4) (7) (14)	First Lien Term Loan	S + 5.25%	10.10%	2/14/2031	3,892	3,857	3,854	0.50%
Alternative Logistics Technologies Buyer, LLC (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.25%	10.10%	2/14/2031	1,118	—	(11)	—%
American Student Transportation Partners	(4)	Subordinated Debt	N/A	6.00% (Cash) 8.50% (PIK)	9/11/2029	1,710	1,673	1,668	0.21%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

American Student Transportation Partners	(4)	Subordinated Debt	N/A	6.00% (Cash) 8.50% (PIK)	9/24/2029	609	594	594	0.08%
United AirLines, Inc.	(12) (13)	First Lien Term Loan	S + 2.75%	8.03%	2/22/2031	4,448	4,463	4,462	0.58%
WestJet Airlines	(10) (12) (13)	First Lien Term Loan	S + 3.75%	8.35%	2/14/2031	1,742	1,750	1,726	0.22%
Total Transportation: Consumer							16,395	16,353	2.11%

Utilities: Electric
AWP Group Holdings, Inc.	(4) (6)	First Lien Term Loan	S + 4.75%	9.60%	12/23/2030	2,266	2,259	2,244	0.29%
AWP Group Holdings, Inc. (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 4.75%	9.60%	12/23/2030	3,080	(15)	(30)	—%
AWP Group Holdings, Inc. (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 4.75%	9.60%	12/23/2030	125	—	(1)	—%
CRCI Holdings Inc	(4) (6) (7)	First Lien Term Loan	S + 5.00%	9.85%	8/27/2031	13,947	13,808	13,811	1.78%
CRCI Holdings Inc	(4) (7) (11)	Revolving Loan	S + 5.00%	9.85%	8/27/2031	2,567	1,258	1,259	0.16%
CRCI Holdings Inc (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S + 5.00%	9.85%	8/27/2031	3,487	(17)	(34)	—%
Pinnacle Supply Partners, LLC	(4) (14)	First Lien Term Loan	S + 6.25%	11.37%	4/3/2030	2,514	2,471	2,497	0.32%
Pinnacle Supply Partners, LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.25%	11.68%	4/3/2030	1,452	545	545	0.07%
Vistra Operations Co	(12) (13)	First Lien Term Loan	S + 2.75%	7.60%	4/30/2031	3,582	3,598	3,597	0.46%
Total Utilities: Electric							23,907	23,888	3.08%

Utilities: Water
USA Water	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.60%	2/21/2031	6,945	6,882	6,937	0.89%
USA Water (Delayed Draw)	(4) (11)	First Lien Term Loan	S + 4.75%	10.01%	2/21/2031	2,684	295	292	0.04%
Total Utilities: Water							7,177	7,229	0.93%

Wholesale
Ergotech (INS)	(4) (14)	First Lien Term Loan	S + 6.50%	11.91%	1/19/2029	4,540	4,471	4,545	0.59%
Ergotech (INS) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 6.50%	11.91%	1/19/2029	1,139	(17)	1	—%
Industrial Service Group	(4) (14)	First Lien Term Loan	S + 5.75%	11.00%	12/7/2028	2,435	2,398	2,409	0.31%
Industrial Service Group (Delayed Draw)	(4) (14)	First Lien Term Loan	S + 5.75%	11.00%	12/7/2028	1,268	1,263	1,254	0.16%
Industrial Service Group (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S + 5.75%	11.01%	12/7/2028	2,245	2,138	2,115	0.27%
Micronics	(4)	Subordinated Debt	S + 5.25%	10.12%	2/17/2027	1,880	1,851	1,849	0.24%
New Era Technology Inc	(4) (6) (7)	First Lien Term Loan	S + 6.25%	11.65%	10/31/2026	6,672	6,658	6,517	0.84%
Solaray LLC	(4) (6) (7)	First Lien Term Loan	S + 6.50%	11.53%	12/15/2025	6,474	6,474	6,170	0.79%
Total Wholesale							25,236	24,860	3.20%

Total Debt Investments							$1,097,652	$1,090,181	140.39%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
Clarity Innovations, Inc.	(4) (8)	Partnership Interests	12/7/2023	77,000	$76	$87	0.01%
Clarity Innovations, Inc.	(4) (8)	Partnership Interests	6/21/2024	389,000	389	438	0.06%
Turbine Engine Specialists	(4) (8) (9)	Class A-1 Units	9/1/2023	1,180,000	1,180	1,332	0.17%
Total Aerospace & Defense					1,645	1,857	0.24%

Banking, Finance, Insurance, Real Estate
Arax Investment Partners	(4) (8) (13)	Limited Partnership Interests	3/28/2024	820,313	818	1,191	0.15%
Inszone	(4) (8) (13)	Partnership Interests	11/30/2023	80,208	77	97	0.01%
Total Banking, Finance, Insurance, Real Estate					895	1,288	0.16%

Beverage, Food & Tobacco
Fortune International LLC	(4) (8) (13)	Limited Partnership Interests	5/8/2023	200,000	200	242	0.03%
Fresh Edge	(4) (8)	Class B Common Units	10/3/2022	464	1	47	0.01%
Fresh Edge	(4) (8)	Class A Preferred Units	10/3/2022	464	464	533	0.07%
QualiTech	(4) (8)	Class A Units	8/20/2024	972	976	972	0.13%
Spice World	(4) (8)	LLC Common Units	3/31/2022	1,000	126	137	0.02%
Sugar Foods	(4) (8) (13)	Parent Units	9/29/2023	2,000	200	232	0.03%
Tech24	(4) (8)	Company Unit	10/5/2023	200	200	211	0.03%
Total Beverage, Food & Tobacco					2,167	2,374	0.32%

Capital Equipment
EFC International	(4) (8) (13)	Class A Common Units	2/28/2023	114	46	112	0.01%
EFC International	(4) (8) (13)	Series A Preferred Units	2/28/2023	114	114	129	0.02%
E-Technologies / Superior	(4) (8)	Partnership Interests	5/22/2024	1,000,000	1,010	806	0.10%
Total Capital Equipment					1,170	1,047	0.13%

Chemicals, Plastics & Rubber
Meyer Lab	(4) (8) (13)	Units	2/27/2024	849,000	849	978	0.13%
Total Chemicals, Plastics & Rubber					849	978	0.13%

Construction & Building
Gannett Fleming	(4) (8)	Series F Units	5/26/2023	254,428	260	324	0.04%
Gannett Fleming	(4) (8) (9)	Limited Partnership Interests	12/20/2022	178,922	179	228	0.03%
Trench Plate Rental	(4) (8)	Common Equity	3/31/2022	1,000	127	42	0.01%
Total Construction & Building					566	594	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Consumer Goods: Non-Durable
Revision Skincare	(4) (8)	Limited Partnership Interests	3/31/2022	100	98	108	0.01%
Ultima	(4) (8)	Preferred Units	9/12/2022	11	130	173	0.02%
WCI Holdings, LLC	(4) (8) (13)	Class A1 Units	2/6/2023	534,934	535	515	0.07%
Total Consumer Goods: Non-Durable					763	796	0.10%

Containers, Packaging & Glass
Oliver Inc	(4) (8)	Class A Common Units	7/6/2022	7,816	742	487	0.06%
Pacur	(4) (8) (13)	LLC Units	3/31/2022	100	109	118	0.02%
Total Containers, Packaging & Glass					851	605	0.08%

Healthcare & Pharmaceuticals
Health Management Associates	(4) (8)	Class A Common Units	3/31/2023	161,953	162	197	0.03%
Spectrum Science	(4) (8)	Limited Partner Interests	10/2/2023	241,975	259	179	0.02%
SSJA Bariatric Management LLC	(4) (8)	Class F Units	4/10/2024	442,712	—	—	—%
Total Healthcare & Pharmaceuticals					421	376	0.05%

High Tech Industries
ITSavvy	(4) (8)	Class A Common Units	8/8/2022	119	119	408	0.05%
Netchex	(4) (8)	Limited Partnership Interest	3/28/2024	480,000	513	568	0.07%
Total High Tech Industries					632	976	0.12%

Media: Diversified & Production
BroadcastMed	(4) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	569	0.07%
Total Media: Diversified & Production					655	569	0.07%

Services: Business
Brainlabs	(4) (8) (10) (13)	Class A Common Shares	9/11/2023	3,753,613	—	—	—%
Brainlabs	(4) (8) (10) (13)	Series A Preferred Shares	9/11/2023	10,256,410	389	470	0.06%
Brainlabs	(4) (8) (10) (13)	Series B Preferred Shares	9/11/2023	3,753,613	600	575	0.07%
Class Valuation	(4) (8)	Class A Common Units	12/8/2023	1,145	116	120	0.02%
Esquire Deposition Services	(4) (8)	Class A Limited Partnership Units	7/1/2024	2,424	320	242	0.03%
Kofile	(4) (8)	Class A-2 Common Units	3/31/2022	100	108	187	0.02%
Riveron	(4) (8)	Class A Units	7/17/2023	200	200	196	0.03%
Smith System	(4) (8)	Common Units	12/13/2023	84,000	84	93	0.01%
Village Green Holding	(4) (8)	Class A Units	9/26/2024	954,000	954	954	0.12%
Worldwide Clinical Trials	(4) (8)	Series A Preferred	12/12/2023	49	47	48	0.01%
Worldwide Clinical Trials	(4) (8)	Class A Interests	12/12/2023	7	74	73	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Total Services: Business					2,892	2,958	0.38%

Services: Consumer
AirX Climate Solutions Company	(4) (8)	Partnership Interests	11/7/2023	96	77	142	0.02%
Legacy Service Partners	(4) (8)	Class B Units	1/9/2023	1,963	196	242	0.03%
NearU	(4) (8)	Limited Partnership Interests	8/8/2022	1,419	142	109	0.01%
Palmetto Exterminators	(4) (8)	Class A Units	7/31/2023	770,000	862	929	0.12%
Perennial Services Group	(4) (8) (13)	Class A Units	9/8/2023	1,957	196	283	0.04%
Total Services: Consumer					1,473	1,705	0.22%

Sovereign & Public Finance
LMI	(4) (8)	Limited Partnership Interests	7/18/2022	106,984	107	218	0.03%
Total Sovereign & Public Finance					107	218	0.03%

Transportation: Consumer
American Student Transportation Partners	(4) (8)	Limited Partnership Interest	9/11/2023	79,081	81	72	0.01%
Total Transportation: Consumer					81	72	0.01%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (8)	Subject Partnership Units	4/3/2023	111,875	112	101	0.01%
Total Utilities: Electric					112	101	0.01%

Utilities: Water
USA Water	(4) (8) (13)	Common Units	2/21/2024	4,226	423	491	0.06%
Total Utilities: Water					423	491	0.06%

Total Equity Investments					$15,702	$17,005	2.19%

Portfolio Company (1) (2)	Interest Rate	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Class	4.83%	26,526,567	$26,527	$26,527	3.42%
First American Government Obligations Fund - Class Z	4.78%	10,821	11	11	—%
Total Cash Equivalents			$26,538	$26,538	3.42%

Total Investments			$1,139,892	$1,133,724	146.00%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2024. As of September 30, 2024, effective rates for 1M S, 3M S, 6M S and 12M S are 4.85%, 4.59%, 4.25% and 3.78%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $776,511 as of September 30, 2024.
(6)Denotes that all or a portion of the assets are owned by SPV II (as defined in Note 1 “Organization”). On July 16, 2024, SPV II entered into a borrower joinder agreement to become party to the Bank of America Credit Facility Agreement and pledged all of its assets to the collateral administrator to secure its obligations under the Bank of America Credit Facility. Accordingly, such assets are not available to creditors of the Fund. See Note 6 “Secured Borrowings” for more information.
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2024, the Fund held fifty restricted securities with an aggregate fair value of $17,005, or 2.19% of the Fund’s net assets.
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
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of September 30, 2024, total non-qualifying assets at fair value represented 11.67% of the Fund's total assets calculated in accordance with the 1940 Act.
(14)Denotes that all or a portion of the assets are owned by CLO-I (as defined in Note 1 "Organization"), which serve as collateral for the 2024 Debt Securitization (as defined in the Notes). See Note 6 “Secured Borrowings".

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
Precision Aviation Group	(4) (6)	First Lien Term Loan	S+ 5.75%	11.12%	12/21/2029	$7,520	$7,370	$7,370	2.08%
Precision Aviation Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.75%	11.12%	12/21/2029	2,480	(25)	(49)	(0.01)%
Turbine Engine Specialist, Inc	(4)	Subordinated Debt	S+ 9.50%	14.96%	3/1/2029	1,973	1,925	1,937	0.54%
Total Aerospace & Defense							9,270	9,258	2.61%

Automotive
Adient US LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.25%	8.72%	4/13/2028	875	878	879	0.25%
Belron Finance US LLC	(6) (12)(13)	First Lien Term Loan	S+ 2.43%	8.07%	4/13/2028	871	874	874	0.24%
Randys Holdings, Inc	(4) (6) (7)	First Lien Term Loan	S+ 6.50%	11.88%	11/1/2028	3,957	3,888	3,907	1.10%
Randys Holdings, Inc (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.50%	11.88%	11/1/2028	1,332	—	(17)	—%
Total Automotive							5,640	5,643	1.59%

Banking, Finance, Insurance, Real Estate
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	11.25%	10/14/2028	5,972	5,924	5,836	1.65%
Ryan Specialty Group LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.46%	9/1/2027	1,245	1,248	1,247	0.35%
SS&C Technology Holdings Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.25%	7.71%	3/22/2029	297	298	298	0.08%
SS&C Technology Holdings Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.25%	7.71%	3/22/2029	177	177	177	0.05%
Total Banking, Finance, Insurance, Real Estate							7,647	7,558	2.13%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(4) (6) (10)(13)	First Lien Term Loan	S+ 6.25%	11.60%	9/25/2029	4,236	4,156	4,152	1.17%
Cold Spring Brewing Company	(4) (6)	First Lien Term Loan	S+ 4.75%	10.11%	12/19/2025	6,188	6,188	6,188	1.75%
Fortune International, LLC	(4) (6)	First Lien Term Loan	S+ 4.75%	10.20%	1/17/2026	6,878	6,839	6,812	1.92%
Fresh Edge	(4) (6)	Subordinated Debt	S+ 4.50% (Cash) + 5.13% (PIK)	15.20%	4/3/2029	2,954	2,888	2,886	0.81%
Harvest Hill Beverage Company	(4)	Subordinated Debt	S+ 9.00%	14.46%	2/28/2029	2,800	2,723	2,749	0.77%
Nonni's Foods, LLC	(4) (6)	First Lien Term Loan	S+ 5.50%	11.10%	3/1/2025	6,890	6,887	6,849	1.93%
Palmetto Acquisitionco, Inc.	(4) (6)	First Lien Term Loan	S+ 5.75%	11.10%	9/18/2029	3,348	3,292	3,291	0.93%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	11.10%	9/18/2029	1,217	294	277	0.08%
Sugar Foods	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	11.34%	10/2/2030	4,221	4,128	4,130	1.16%
Sugar Foods (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	11.34%	10/2/2030	1,173	(13)	(25)	(0.01)%
Summit Hill Foods	(4) (6)	First Lien Term Loan	S+ 6.00%	11.39%	11/29/2029	2,893	2,850	2,850	0.80%
Sunny Sky Products	(4) (6)	First Lien Term Loan	S+ 5.25%	10.60%	12/23/2028	1,857	1,839	1,839	0.52%
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Interest Rate	Par Amount/Unit	Cost		Fair Value		% of Net Assets (5)
Cash Equivalents
First American Government Obligations Fund	5.26%	15	$15		$15		—%
U.S. Bank National Association Money Market Deposit Account	4.72%	1,989	1,989		1,989		0.56%
U.S. Bank National Association Money Market Deposit Account	2.05%	5,586	5,586		5,586		1.57%
Total Cash Equivalents			7,590		7,590		2.13%

Total Investments			$523,758	—	$519,626	0	146.43%
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Private Capital Income Fund (the “Fund”, which refers to either Nuveen Churchill Private Capital Income Fund or Nuveen Churchill Private Capital Income Fund together with its consolidated subsidiaries, as the context may require) is a Delaware statutory trust formed on February 8, 2022. The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
NCPIF SPV I LLC (“SPV I”), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), and NCPCIF SPV III, LLC (“SPV III”) were formed on February 25, 2022, April 1, 2022, June 6, 2024, and July 8, 2024, respectively. Each of SPV I, Equity Holdings, SPV II, and SPV III is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation. SPV I commenced operations on March 31, 2022 upon receipt of the contribution of portfolio investments from TIAA to the Fund (as discussed further in Note 8). On July 16, 2024, the Fund completed a term debt securitization and, in connection therewith, SPV I changed its name to Churchill NCPCIF CLO-I LLC (“CLO-I”). See Note 6. The Fund has consolidated its investment in CLO-I in accordance with its consolidation policy discussed in Note 2.
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
Consolidation
As provided under ASC 946, the Fund will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, CLO-I (formerly known as SPV I), Equity Holdings, SPV II, and SPV III. All significant intercompany balances and transactions have been eliminated.
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
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2024, the Fund did not hold any restricted cash.
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
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. For the three and nine months ended September 30, 2024, the Fund earned $1,229 and $3,127, respectively, in PIK income, representing 4.36% and 4.87% of total investment income, respectively. For the three and nine months ended September 30, 2023, the Fund earned $573 and $1,647, respectively, in PIK income, representing 4.70% and 4.91% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and nine months ended September 30, 2024, the Fund earned $6 and $65, respectively, in dividend income. For the three and nine months ended September 30, 2023, the Fund earned $17 and $115, respectively, in dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2024, the Fund earned other income of $163 and $578, respectively, primarily related to amendment fees. For the three and nine months ended September 30, 2023, the Fund earned other income of $100 and $131, respectively, primarily related to prepayment fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Loans are generally placed on non-accrual status when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment, or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2024 and December 31, 2023, there were no loans in the Fund's portfolio on non-accrual status.
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
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three and nine months ended September 30, 2024, offering costs of $76 and $324, respectively, were incurred, and $130 and $445, respectively, were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. For the three and nine months ended September 30, 2023, offering costs of $326 and $660, respectively, were incurred, and $187 and $468, respectively, were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. Each of CLO-I (formerly SPV I), SPV II, and SPV III is a disregarded entity for tax purposes and will be consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and nine months ended September 30, 2024 and 2023, the Fund did not incur any excise tax expense.
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
Recent Accounting Pronouncement
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Fund does not expect this guidance to impact its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024, with early adoption permitted. The Fund does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,000,323	$994,709	89.84%	$402,858	$399,882	78.10%
Subordinated Debt (1)	97,329	95,472	8.62%	103,888	101,930	19.90%
Equity Investments	15,702	17,005	1.54%	9,422	10,224	2.00%
Total	$1,113,354	$1,107,186	100.00%	$516,168	$512,036	100.00%
Largest portfolio company investment	$21,039	$21,497	1.94%	$10,731	$10,986	2.15%
Average portfolio company investment	$4,698	$4,672	0.42%	$3,246	$3,220	0.63%
_______________
(1)As of September 30, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $39,478, mezzanine debt of $54,951 and structured debt of $1,043 at fair value, and second lien term loans and/or second lien notes of $40,914, mezzanine debt of $55,372 and structured debt of $1,043 at amortized cost. As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760 at fair value, and second lien term loans and/or second lien notes of $53,365 and mezzanine debt of $50,523 at amortized cost.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The industry composition of our portfolio as a percentage of fair value as of September 30, 2024 and December 31, 2023 was as follows:

Industry	September 30, 2024	December 31, 2023
Aerospace & Defense	1.46%	2.07%
Automotive	1.44%	1.10%
Banking, Finance, Insurance, Real Estate	4.29%	1.49%
Beverage, Food & Tobacco	6.85%	10.39%
Capital Equipment	7.32%	4.28%
Chemicals, Plastics & Rubber	2.32%	3.80%
Construction & Building	6.55%	4.78%
Consumer Goods: Durable	1.93%	3.76%
Consumer Goods: Non-durable	3.54%	5.97%
Containers, Packaging & Glass	1.54%	3.49%
Energy: Electricity	1.97%	—%
Energy: Oil & Gas	0.87%	0.43%
Environmental Industries	3.90%	3.08%
Forest Products & Paper	0.06%	3.04%
Healthcare & Pharmaceuticals	9.57%	10.08%
High Tech Industries	9.82%	4.81%
Hotel, Gaming & Leisure	0.33%	0.44%
Media: Advertising, Printing & Publishing	0.89%	1.33%
Media: Broadcasting & Subscription	0.53%	0.80%
Media: Diversified & Production	0.47%	—%
Metals & Mining	0.24%	0.10%
Retail	0.02%	—%
Services: Business	16.18%	16.82%
Services: Consumer	4.78%	5.73%
Sovereign & Public Finance	0.59%	0.77%
Telecommunications	2.88%	2.33%
Transportation: Cargo	3.06%	2.32%
Transportation: Consumer	1.48%	0.78%
Utilities: Electric	2.17%	0.51%
Utilities: Water	0.70%	—%
Wholesale	2.25%	5.50%
Total	100.00%	100.00%
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,052,507	$1,046,456	94.51%	134.76%
Canada	21,572	21,543	1.95%	2.77%
Germany	19,615	19,568	1.77%	2.52%
Luxembourg	8,249	8,227	0.74%	1.06%
United Kingdom	7,218	7,202	0.65%	0.93%
Netherlands	2,773	2,769	0.25%	0.36%
Ireland	1,420	1,421	0.13%	0.18%
	$1,113,354	$1,107,186	100.00%	142.58%

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

As of September 30, 2024 and December 31, 2023, on a fair value basis, 92.32% and 84.74%, respectively, of the Fund’s debt investments bore interest at a floating rate and 7.68% and 15.26%, respectively, of the Fund’s debt investments bore interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of September 30, 2024 and December 31, 2023, according to the fair value hierarchy:

As of September 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$258,310	$736,399	$994,709
Subordinated Debt (1)	—	—	95,472	95,472
Equity Investments	—	—	17,005	17,005
Cash Equivalents	26,538	—	—	26,538
Total	$26,538	$258,310	$848,876	$1,133,724
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $39,478, mezzanine debt of $54,951, and structured debt of $1,043.

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$45,486	$354,396	$399,882
Subordinated Debt (1)	—	—	101,930	101,930
Equity Investments	—	—	10,224	10,224
Cash Equivalents	7,590	—	—	7,590
Total	$7,590	$45,486	$466,550	$519,626
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended September 30, 2024
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2024	$561,207	$96,857	$14,442	$672,506
Purchase of investments	226,079	10,762	2,534	239,375
Proceeds from principal repayments and sales of investments	(38,828)	(13,937)	—	(52,765)
Payment-in-kind interest	220	995	—	1,215
Amortization of premium/accretion of discount, net	214	69	—	283
Net realized gain (loss) on investments	329	—	—	329
Net change in unrealized appreciation (depreciation) on investments	(394)	726	29	361
Transfers out of Level 3 (1)	(24,089)	—	—	(24,089)
Transfers to Level 3 (1)	11,661	—	—	11,661
Balance as of September 30, 2024	$736,399	$95,472	$17,005	$848,876

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2024	$(376)	$726	$29	$379

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	As of and for the Nine Months Ended September 30, 2024
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of January 1, 2024	$354,396	$101,930	$10,224	$466,550
Purchase of investments	470,602	17,645	7,087	495,334
Proceeds from principal repayments and sales of investments	(75,620)	(27,052)	(777)	(103,449)
Payment-in-kind interest	566	2,561	—	3,127
Amortization of premium/accretion of discount, net	(1,211)	212	—	(999)
Net realized gain (loss) on investments	511	74	(30)	555
Net change in unrealized appreciation (depreciation) on investments	(1,820)	102	501	(1,217)
Transfers out of Level 3 (1)	(11,025)	—	—	(11,025)
Balance as of September 30, 2024	$736,399	$95,472	$17,005	$848,876

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2024	$(1,738)	$128	$794	$(816)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2024, transfers between Level 3 and Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended September 30, 2023
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2023	$294,555	$89,541	$5,490	$389,586
Purchase of investments	28,637	4,509	3,763	36,909
Proceeds from principal repayments and sales of investments	(11,251)	—	—	(11,251)
Payment-in-kind interest	—	447	—	447
Amortization of premium/accretion of discount, net	67	47	—	114
Net realized gain (loss) on investments	75	—	—	75
Net change in unrealized appreciation (depreciation) on investments	34	207	75	316
Transfers out of Level 3 (1)	(1,802)	—	—	(1,802)
Balance as of September 30, 2023	$310,315	$94,751	$9,328	$414,394

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2023	$53	$207	$75	$335

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	As of and for the Nine Months Ended September 30, 2023
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2022	$249,668	$93,808	$4,338	$347,814
Purchase of investments	75,150	9,976	5,312	90,438
Proceeds from principal repayments and sales of investments	(14,041)	(10,212)	(392)	(24,645)
Payment-in-kind interest	—	1,521	—	1,521
Amortization of premium/accretion of discount, net	412	185	—	597
Net realized gain (loss) on investments	90	311	291	692
Net change in unrealized appreciation (depreciation) on investments	(964)	(838)	(221)	(2,023)
Balance as of September 30, 2023	$310,315	$94,751	$9,328	$414,394

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2023	$(905)	$(514)	$(45)	$(1,464)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2023, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for one portfolio company.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value at September 30, 2024	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$535,658	Yield Method	Implied Discount Rate	6.09%	17.23%	9.23%
First-Lien Debt	3,556	Market Approach	EBITDA Multiple	8.00x	8.00x	8.00x
Subordinated Debt	87,520	Yield Method	Implied Discount Rate	11.57%	26.00%	15.87%
Equity Investments	13,886	Market Approach	EBITDA Multiple	8.00x	22.00x	12.93x
Equity Investments	187	Market Approach	ARR Multiple	7.75x	7.75x	7.75x
Equity Investments	646	Yield Method	Implied Discount Rate	8.36%	16.06%	13.50%
Total	$641,453
First Lien Debt in the amount of $197,185, Subordinated Debt in the amount of $7,952, and equity investments in the amount of $2,286 at September 30, 2024 have been excluded from the table above as the investments are valued using recent transaction price.

Investment Type	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$282,615	Yield Method	Implied Discount Rate	6.13%	16.48%	10.88%
First-Lien Debt	3,166	Market Approach	EBITDA Multiple	7.50x	7.50x	7.50x
Subordinated Debt	100,086	Yield Method	Implied Discount Rate	11.57%	20.63%	13.96%
Equity Investments	8,779	Market Approach	EBITDA Multiple	8.50x	19.50x	11.49x
Equity Investments	57	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
		Market Approach	ARR Multiple	3.50x	3.50x	3.50x
Equity Investments	528	Yield Method	Implied Discount Rate	8.36%	15.16%	8.35%
Total	$395,231
First Lien Debt in the amount of $68,615, Subordinated Debt in the amount of $1,844, and equity investments in the amount of $860 at December 31, 2023 have been excluded from the table above as the investments are valued using recent transaction price.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Debt investments are generally valued using the yield method. Under the yield method, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Fund’s investment within the portfolio company’s capital structure. Debt investments may also be valued using a market approach, The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. Certain factors are considered when selecting the appropriate companies whose multiples are used in the valuation. These factors may include the type of organization, similarity to the business being valued and relevant risk factors, as well as size, profitability and growth expectations. A recent transaction, if applicable, also may be factored into the valuation if the transaction price is believed to be an indicator of value.
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
Alternative valuation methodologies may be used as deemed appropriate for debt or equity investments, and may include, but are not limited to, a market approach, income approach, or liquidation (recovery) approach.
Weighted average inputs are calculated based on the relative fair value of the investments.
Financial Instruments disclosed but not carried at fair value
The fair value of the Fund’s Bank of America Credit Facility, which would be categorized as Level 3 within the fair value hierarchy, approximates its carrying values. Such fair value measurement was based on significant inputs not observable and thus represent Level 3 measurements. The fair value of the 2024 Debt (as defined in Note 6) were based on market quotation(s) received from broker/dealer(s). The fair value measurement was based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and thus represent Level 2 measurements. The carrying value and fair value of the Fund’s debt obligations were as follows:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank of America Credit Facility	$42,500	$42,500	$165,750	$165,750
2024 Debt	306,000	306,384	—	—
Total	$348,500	$348,884	$165,750	$165,750

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
For the three and nine months ended September 30, 2024, base management fees earned were $1,404 and $3,177, respectively, out of which $703 and $2,257 were waived by the Adviser, respectively. As of September 30, 2024, $702 was payable to the Adviser related to management fees. For the three and nine months ended September 30, 2023, base management fees earned were $547 and $712, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2023, no amounts were payable to the Adviser related to management fees.
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
The Adviser has agreed to waive the incentive fee based on income until December 31, 2024. For the three and nine months ended September 30, 2024, income based incentive fees were $2,919 and $7,065, respectively, which were waived by the Adviser. As of September 30, 2024, no amounts were payable to the Adviser related to income based incentive fees. For the three and nine months ended September 30, 2023, income based incentive fees were $1,219 and $1,592, respectively, which were voluntarily waived by the Adviser. As of September 30, 2023, no amounts were payable to the Adviser related to income based incentive fees.
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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the three and nine months ended September 30, 2024 and 2023, the Fund did not incur any incentive fee based on capital gains.

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

On May 28, 2024, the Fund’s shareholders approved a new sub-advisory agreement (the “NAM Sub-Advisory Agreement”, and together with the “CAM Sub-Advisory Agreement”, “Sub-Advisory Agreements”) by and among the Adviser, Churchill, and Nuveen Asset Management, which became effective immediately. On February 20, 2024, the Board, including all of the Independent Trustees, also approved the NAM Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. The only changes to the NAM Sub-Advisory Agreement relate to the internal reorganization described above, and are as follows: (i) adding PCIF Adviser as a party to the agreement to satisfy a technical requirement under the 1940 Act that requires the Fund or the investment adviser to be in privity of contract with a sub-adviser; and (ii) changing the calculation of the compensation payable by PCIF Adviser to Nuveen Asset Management. Under the NAM Sub-Advisory Agreement, the Adviser will pay, monthly in arrears, 50% of the aggregate amount of the management fee payable to the Adviser under the Advisory Agreement associated with the Liquid Investments managed by Nuveen Asset Management at the direction of Churchill. Fees payable to Nuveen Asset Management will be borne entirely by PCIF Adviser, and will not be directly incurred by the Fund.

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three and nine months ended September 30, 2024, the Fund incurred $199 and $565, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statement of operations. For the three and nine months ended September 30, 2023, the Fund incurred $124 and $362, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of September 30, 2024 and December 31, 2023, $339 and $614, respectively, was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
For the three months ended September 30, 2024, the Fund accrued distribution and shareholder servicing fee of $32 and $11 that were attributable to Class S and Class D shares, respectively. For the nine months ended September 30, 2024, the Fund accrued distribution and shareholder servicing fee of $70 and $23 that were attributable to Class S and Class D shares, respectively. As of September 30, 2024, $24 shareholder servicing fee remains payable and is included in the accounts payable and accrued expenses in the consolidated statements of assets and liabilities. For the three and nine months ended September 30, 2023, the Fund did not incur any distribution and shareholder servicing fees.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Expense Support and Conditional Reimbursement Agreement
On March 31, 2022, the Fund entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with Churchill. The Expense Support Agreement provides that Nuveen Alternative Holdings, an affiliate of Churchill, may pay (or cause one or more of its affiliates to pay) certain expenses of the Fund, provided that no portion of the payment will be used to pay any interest expenses of the Fund and/or shareholder servicing fees of the Fund (each, an “Expense Payment”). Such expense payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from Nuveen Alternative Holdings to pay such expense, and/or by an offset against amounts due from the Fund to Nuveen Alternative Holdings.
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$983	—%	March 31, 2025	0.08%
June 30, 2022	677	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	75	9.70%	September 30, 2027	0.15%
Total	$3,291	$—	$3,291
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Board of Trustees’ Fees

The Board consists of seven members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee (formerly, the “Special Transactions Committee”), each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three and nine months ended September 30, 2024, the Fund incurred $128 and $380, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2023, the Fund incurred $128 and $380, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of September 30, 2024 and December 31, 2023, $128 and $128, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. As of September 30, 2024 and December 31, 2023, the Fund owed the Adviser $410 and $361, respectively, for reimbursements including the Fund’s allocable portion of overhead, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
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
6. SECURED BORROWINGS
CLO-I and SPV II are party to credit facility or debt obligations as described below. In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Fund’s asset coverage was 322.81% and 314.08%, respectively.
Bank of America Credit Facility
On April 19, 2022, a wholly owned subsidiary of the Fund, entered into a credit agreement with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (the “Bank of America Credit Facility Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”). The Bank of America Credit Facility was amended on October 4, 2022, March 21, 2023, July 16, 2024 and September 19, 2024. The most recent amendment on September 19, 2024, among other things: (i) increased the maximum amount available under the Bank of America Credit Facility from $150,000 to $250,000 and provides for a further increase to $350,000 on or about March 19. 2025; (ii) extended the availability period to September 19, 2027; and (iii) extended the maturity date to September 19, 2029.

Borrowings under the Bank of America Credit Facility bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Bank of America Credit Facility are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Bank of America Credit Facility Agreement. Advances under the Bank of America Credit Facility may be prepaid and reborrowed at any time during the Availability Period (as defined therein), but any termination or reduction of the facility amount is subject to certain conditions.

As of September 30, 2024, the Bank of America Credit Facility bears interest at a rate of Daily SOFR plus 1.93% per annum. Interest is payable monthly in arrears.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

On July 16, 2024, SPV II entered into the borrower joinder agreement to become party to the Bank of America Credit Facility Agreement and pledged all of its assets to the collateral agent to secure their obligations under the Bank of America Credit Facility. The Fund and SPV II have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.

For the three months ended September 30, 2024 and 2023, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$914	$2,469
Unused fees	70	124
Amortization of deferred financing costs (1)	322	44
Total interest and debt financing expenses	$1,306	$2,637
_______________
(1)For the three and nine months ended September 30, 2024, $0 and $0, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement. For the three and nine months ended September 30, 2023, $0 and $2, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$4,823	$7,238
Unused fees	373	351
Amortization of deferred financing costs (1)	407	122
Total interest and debt financing expenses	$5,603	$7,711
_______________
(1)For the three and nine months ended September 30, 2024, $0 and $0, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement. For the three and nine months ended September 30, 2023, $0 and $2, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

CLO-I
On July 16, 2024 (the “Closing Date”), the Fund completed a $398,700 term debt securitization (the “2024 Debt Securitization”). The term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Fund.
The notes offered in the 2024 Debt Securitization (the “2024 Notes”) were issued by CLO-I (formerly known as SPV I) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to an indenture and security agreement, dated as of the Closing Date (the “Indenture”). The 2024 Debt consists of $197,000 of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 1.70%; $48,000 of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 1.95%; $26,000 of A Class C 2024 Notes, which bear interest at the three-month Term SOFR plus 2.55%; and $92,700 of Subordinated 2024 Notes, which do not bear interest. The Fund directly owns all of the Subordinated 2024 Notes and as such, these notes are eliminated in consolidation.
As part of the 2024 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “Lenders”) committed to make $35,000 of AAA Class A-L 2024 Loans to CLO-I (the “2024 Loans” and, together with the 2024 Notes, the “2024 Debt”). The 2024 Loans bear interest at the three-month Term SOFR plus 1.70% (the “2024 Class A-L Loans”) and were fully drawn upon the closing of the transaction. Any lender may elect to convert all of the Class A-L 2024 Loans held by such Lenders into Class A 2024 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
The 2024 Debt is backed by a diversified portfolio of senior secured and second lien loans. Each of the Indenture and the CLO-I Loan Agreement contain certain conditions pursuant to which loans can be acquired by the 2024 Issuer, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Debt. Through July 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Fund, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Fund’s investment strategy, allowing the Fund to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are due on July 20, 2036 and the 2024 Loans mature on July 20, 2036.
The Fund serves as collateral manager to the 2024 Issuer under a collateral management agreement and waives any management fee due to it in consideration for providing these services.
For the three months and nine months ended September 30, 2024, the components of interest expense related to CLO-I were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Borrowing interest expense	$4,561	4,561
Unused fees	—	—
Amortization of deferred financing costs (1)	—	—
Total interest and debt financing expenses	$4,561	4,561
_______________
(1)For the three and nine months ended September 30, 2024, $0 and $0, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Summary of Secured Borrowings
The Fund’s debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Bank of America Credit Facility	CLO-I	Total
Total Commitment	$250,000	$306,000	$556,000
Borrowings Outstanding (1)	42,500	306,000	348,500
Unused Portion (2)	207,500	—	207,500
Amount Available (3)	182,362	—	182,362
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
For the three months ended September 30, 2024 and 2023, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$5,475	$2,469
Unused fees	70	124
Amortization of deferred financing costs (1)	322	44
Total interest and debt financing expenses	$5,867	$2,637
Average interest rate (2)	7.29%	8.02%
Average daily borrowings	$302,668	$128,192
______________
(1)For the three and nine months ended September 30, 2024, $0 and $0, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement. For the three and nine months ended September 30, 2023, $0 and $2, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes borrowing interest expense and unused fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the nine months ended September 30, 2024 and 2023, the components of interest expense and debt financing expenses were as follows:

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$9,384	$7,238
Unused fees	373	351
Amortization of deferred financing costs (1)	407	122
Total interest and debt financing expenses	$10,164	$7,711
Average interest rate (2)	7.75%	7.57%
Average daily borrowings	$168,191	$133,903
______________
(1)For the three and nine months ended September 30, 2024, $0 and $0, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement. For the three and nine months ended September 30, 2023, $0 and $2, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)Average interest rate includes borrowing interest expense and unused fees.

Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of September 30, 2024 and December 31, 2023:

	Payments Due by Period
As of September 30, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$42,500	$—	$—	$42,500	$—
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$348,500	$—	$—	$42,500	$306,000

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$165,750	$—	$—	$165,750	$—
Total debt obligations	$165,750	$—	$—	$165,750	$—

7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2024 and December 31, 2023 for any such exposure.
As of September 30, 2024 and December 31, 2023, the Fund had the following unfunded investment commitments:

Portfolio Company	September 30, 2024	December 31, 2023
360 Training - Delayed Draw Loan	$2,734	$—
Action Behavior Centers - Delayed Draw Loan	2,519	—
Alternative Logistics Technologies Buyer, LLC - Delayed Draw Loan	1,118	—
AmerCareRoyal - Delayed Draw Loan	5,600	—
Apex Services - Revolving Loan	1,101	—
Apex Services - First Lien Term Loan	12,698	—
Apex Services - Delayed Draw Loan	5,858	—
Aramsco - Delayed Draw Loan	520	520
Arax Investment Partners	533	—
ARMstrong - Delayed Draw Loan	927	—
Armstrong Transport Group - Delayed Draw Loan	—	1,007

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	September 30, 2024	December 31, 2023
Ascend - Delayed Draw Loan	$12,642	$—
American Student Transportation Partners	82	26
AWP Group Holdings, Inc. - Delayed Draw Loan	3,205	—
BTX Precision - Delayed Draw Loan	793	—
Chroma Color - Delayed Draw Loan	381	381
ClaimLogiq - Delayed Draw Loan	—	891
Coding Solutions Acquisition Inc. - Revolving Loan	826	—
Coding Solutions Acquisition Inc. - Delayed Draw Loan	1,914	—
Contract Land Staff - Delayed Draw Loan	4,418	—
CRCI Holdings Inc - Revolving Loan	1,283	—
CRCI Holdings Inc - Delayed Draw Loan	3,487	—
CrossCountry Consulting - Delayed Draw Loan	560	560
Diligent Corporation - Delayed Draw Loan	2,553	—
Elevation Labs - Delayed Draw Loan	420	599
Engage - Delayed Draw Loan	7,082	2,040
Ergotech (INS) - Delayed Draw Loan	1,139	1,139
Evergreen Services Group II - Delayed Draw Loan	—	923
Excel Fitness - Delayed Draw Loan	2,096	—
EyeSouth - Delayed Draw Loan	266	266
Firstcall Mechanical Group - Delayed Draw Loan	20,000	—
Gannett Fleming - Revolving Loan	2,131	—
Health Management Associates - Delayed Draw Loan	305	415
Heartland Paving Partners - Delayed Draw Loan	11,429	—
Heartland Veterinary Partners - Delayed Draw Loan	3,055	—
Impact Environmental Group - Delayed Draw Loan	919	1,832
Industrial Service Group - Delayed Draw Loan	105	2,019
Infobase - Delayed Draw Loan	—	122
Insulation Technology Group - Delayed Draw Loan	5,226	—
Integrated Power Services - Delayed Draw Loan	4,519	—
ITSavvy - Delayed Draw Loan	—	36
Kenco - Delayed Draw Loan	8,669	850
Legacy Service Partners - Delayed Draw Loan	—	306
LMI Consulting, LLC	2	2
Leo Facilities - Delayed Draw Loan	20,481	2,571
Market Performance Group - Delayed Draw Loan	545	—
MEI Buyer LLC - Delayed Draw Loan	501	501
Mobile Communications America Inc - Delayed Draw Loan	1,267	1,463
Motion & Control Enterprises - Delayed Draw Loan	—	1,704
National Power - Delayed Draw Loan	799	799
NearU - Delayed Draw Loan	1,628	1,919
North Haven Stack Buyer, LLC - Delayed Draw Loan	2,527	—
OMNIA Partners - Delayed Draw Loan	—	129
Online Labels Group - Delayed Draw Loan	237	237
Options IT - Revolving Loan	903	—
Options IT - Delayed Draw Loan	3,186	—
Ovation Holdings - Delayed Draw Loan	127	127
Palmetto Exterminators - Delayed Draw Loan	—	503
Perennial Services Group - Delayed Draw Loan	4,801	—
Pinnacle Supply Partners, LLC - Delayed Draw Loan	897	1,455
Precision Aviation Group - Delayed Draw Loan	—	2,480
Propark Mobility - Delayed Draw Loan	156	665
Randy's Worldwide Automotive - Delayed Draw Loan	937	1,332
Rhino Tool House - Delayed Draw Loan	12	306
Riveron - Delayed Draw Loan	8,276	779

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	September 30, 2024	December 31, 2023
SI Solutions - Delayed Draw Loan	$4,951	$—
Specialist Resources Global Inc - Delayed Draw Loan	11,790	—
Sugar Foods - Delayed Draw Loan	4,348	1,173
Sunny Sky Products - Delayed Draw Loan	464	464
Tech24 - Delayed Draw Loan	658	919
TIDI Products - Delayed Draw Loan	1,201	1,201
Trilon Group - Delayed Draw Loan	7,896	—
USA Water - Delayed Draw Loan	2,389	—
Velosio - Delayed Draw Loan	1,135	—
Vensure - Delayed Draw Loan	3,538	—
Vessco - Revolving Loan	1,726	—
Vessco - Delayed Draw Loan	3,898	—
Vertex Service Partners - Delayed Draw Loan	18	1,777
Village Green Holding - Delayed Draw Loan	536	—
WSB / EST - Delayed Draw Loan	329	1,096
Young Innovations - Delayed Draw Loan	1,431	1,431
Total unfunded commitments	$226,703	$38,965

The Fund seeks to carefully consider its unfunded portfolio company commitments for the purpose of planning its ongoing liquidity. As of September 30, 2024, the Fund had adequate financial resources to satisfy its unfunded portfolio company commitments.
8. NET ASSETS
In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares for each class.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share.
On March 31, 2022, TIAA contributed certain portfolio investments to the Fund in the amount of $296,231 (fair value as of March 31, 2022). In connection therewith, the Fund entered into the Note with TIAA as the lender (as described in Note 5), and issued to TIAA shares of the Fund’s Class I shares of beneficial interest. The Fund fully repaid the balance of the Note to TIAA on June 3, 2022. As of September 30, 2024, TIAA owned 5,929,059 shares of the Fund’s Class I shares of beneficial interest.
On the Escrow Break Date, the Fund had satisfied the minimum offering requirement and the Board authorized the release of proceeds from escrow.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents transactions in common shares during the three months ended September 30, 2024 (dollars in thousands except share amounts):

	Three Months Ended September 30, 2024
	Shares	Amount
CLASS S
Subscriptions	195,340	$4,815
Share transfers between classes	—	—
Distributions reinvested	4,809	119
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	200,149	$4,934
CLASS D
Subscriptions	176,642	$4,363
Share transfers between classes	—	—
Distributions reinvested	10,012	247
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	186,654	$4,610
CLASS I
Subscriptions	1,238,921	$30,620
Share transfers between classes	—	—
Distributions reinvested	280,755	6,940
Shares repurchases, net of early repurchase deduction	(15,531)	(383)
Net increase (decrease)	1,504,145	$37,177

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents transactions in common shares during the nine months ended September 30, 2024 (dollars in thousands except share amounts):

	Nine Months Ended September 30, 2024
	Shares	Amount
CLASS S
Subscriptions	541,452	$13,345
Share transfers between classes	(4,107)	(101)
Distributions reinvested	10,571	261
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	547,916	$13,505
CLASS D
Subscriptions	631,751	$15,597
Share transfers between classes	—	—
Distributions reinvested	20,991	518
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	652,742	$16,115
CLASS I
Subscriptions	15,350,397	$378,684
Share transfers between classes	4,104	101
Distributions reinvested	510,428	12,604
Shares repurchases, net of early repurchase deduction	(40,238)	(980)
Net increase (decrease)	15,824,691	$390,409
The following table presents transactions in common shares during the three months ended September 30, 2023 (dollars in thousands except share amounts):

	Three Months Ended September 30, 2023
	Shares	Amount
CLASS I
Subscriptions	1,421,928	$34,970
Share transfers between classes	—	—
Distributions reinvested	4,316	106
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	1,426,244	$35,076

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents transactions in common shares during the nine months ended September 30, 2023 (dollars in thousands except share amounts):

	Nine Months Ended September 30, 2023
	Shares	Amount
CLASS I
Subscriptions	1,735,030	$42,690
Share transfers between classes	—	—
Distributions reinvested	4,316	106
Shares repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	1,739,346	$42,796
The Fund determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).
The following table presents each month-end net offering price for Class S, Class D, and Class I common shares, which approximately equals their respective NAV per share, for the nine months ended September 30, 2024 and 2023:

	Net Offering Price Per Share
For the Months Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
April 30, 2024	$24.59	$24.63	$24.63
May 31, 2024	$24.60	$24.64	$24.65
June 30, 2024	$24.64	$24.68	$24.69
July 31, 2024	$24.67	$24.71	$24.71
August 31, 2024	$24.70	$24.74	$24.75
September 30, 2024	$24.70	$24.74	$24.75

	Net Offering Price Per Share
For the Months Ended	Class S (1)	Class D (1)	Class I
January 31, 2023	$—	$—	$24.70
February 28, 2023	$—	$—	$24.70
March 31, 2023	$—	$—	$24.65
April 30, 2023	$—	$—	$24.68
May 31, 2023	$—	$—	$24.66
June 30, 2023	$—	$—	$24.63
July 31, 2023	$—	$—	$24.60
August 31, 2023	$—	$—	$24.56
September 30, 2023	$—	$—	$24.61
______________
(1)Class S and Class D shares were first issued and sold in October 2023.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Distributions

The following table summarizes the Fund’s distributions declared from inception through September 30, 2024:

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.233	$9
November 27, 2023	November 30, 2023	December 28, 2023	$0.233	$17
December 28, 2023	December 31, 2023	January 29, 2024	$0.233	$35
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91
July 29, 2024	July 31, 2024	August 28, 2024	$0.183	$96
August 28, 2024	August 31, 2024	September 27, 2024	$0.183	$111
September 27, 2024	September 30, 2024	October 28, 2024	$0.183	$128

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.245	$2
November 27, 2023	November 30, 2023	December 28, 2023	$0.245	$11
December 28, 2023	December 31, 2023	January 29, 2024	$0.245	$26
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112
July 29, 2024	July 31, 2024	August 28, 2024	$0.195	$127
August 28, 2024	August 31, 2024	September 27, 2024	$0.195	$140
September 27, 2024	September 30, 2024	October 28, 2024	$0.195	$149
_____________
(1)Class S and Class D distributions are net of distribution and servicing fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240		$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270	(3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270	(3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250		$3,070
October 27, 2023	October 31, 2023	November 28, 2023	$0.250		$3,244
November 27, 2023	November 30, 2023	December 28, 2023	$0.250		$3,435
December 28, 2023	December 31, 2023	January 29, 2024	$0.250		$3,523
January 26, 2024	January 31, 2024	February 28, 2024	$0.250		$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250		$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250		$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200		$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200		$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200		$5,685
July 29, 2024	July 31, 2024	August 28, 2024	$0.200		$5,795
August 28, 2024	August 31, 2024	September 27, 2024	$0.200		$5,887
September 27, 2024	September 30, 2024	October 28, 2024	$0.200		$5,985
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
Character of Distributions
The Fund may fund its cash distributions to shareholders from any source of funds available to the Fund, including but not limited to offering proceeds, net investment income from operations, capital gain proceeds from the sale of assets, borrowings, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from an affiliate of the Adviser, which is subject to recoupment.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Through September 30, 2024, a portion of the Fund’s distributions resulted from expense support from an affiliate of the Adviser, and future distributions may result from expense support from an affiliate of the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or an affiliate of the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its common shares for the nine months ended September 30, 2024:

	Class S (1)		Class D (1)		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.797	$773	$1.905	$910	$1.950	$45,333
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$1.797	$773	$1.905	$910	$1.950	$45,333
_______________
(1)Class S and Class D shares were first issued and sold in October 2023.

The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its common shares for the nine months ended September 30, 2023:

	Class S (1)		Class D (1)		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$2.140	$23,588
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$2.140	$23,588
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
For the nine months ended September 30, 2024, approximately 40,238 Class I shares were repurchased. For the nine months ended September 30, 2023, no Common Shares were repurchased.
The following table presents the share repurchases completed for the nine months ended September 30, 2024:

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (2)	Shares Repurchased (1)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
August 29, 2024	Class I	September 27, 2024	$24.75	$383	15,531
_______________
(1)All repurchase requests were satisfied in full.
(2)Amount shown is net of Early Repurchase Deduction.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Class S (8)	Class D (8)	Class I
Per share data:
Net asset value, beginning of period	$24.69	$24.73	$24.73
Net investment income (loss) (1)	1.87	1.97	2.03
Net realized gains (losses) (1)	0.02	0.02	0.02
Net change in unrealized appreciation (depreciation) (1)	(0.09)	(0.08)	(0.09)
Net increase (decrease) in net assets resulting from operations	1.80	1.91	1.96
Shareholder distributions from income (2)	(1.80)	(1.91)	(1.95)
Early repurchase deduction fees (9)	—	—	—
Other (3)	0.01	0.01	0.01
Net asset value, end of period	$24.70	$24.74	$24.75

Supplemental Data:
Net assets, end of period	$17,231	$18,805	$740,475
Shares outstanding, end of period	697,754	760,008	29,916,078
Total return (4)	7.56%	8.03%	8.27%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	6.42%	6.04%	5.39%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	4.11%	3.60%	3.14%
Ratio of net investment income (loss) to average net assets (5)	10.75%	11.81%	11.53%
Portfolio turnover rate (7)	17.79%	17.79%	17.79%
Asset coverage ratio	322.81%	322.81%	322.81%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end.
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the month end NAV per share. Total return is not annualized.
(5)Ratios are annualized. Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support and waived management fee and income based incentive fees.
(6)The ratio of interest and debt financing expenses to average net assets for the nine months ended September 30, 2024 was 2.41%, 2.47% and 2.32% for Class S, Class D, and Class I shares, respectively, and are annualized. Average net assets is calculated utilizing quarterly net assets.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following is a schedule of financial highlights for the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
Class I
Per share data:
Net asset value, beginning of period	$24.70
Net investment income (loss) (1)	2.18
Net realized gains (losses) (1)	0.06
Net change in unrealized appreciation (depreciation) (1)	(0.18)
Net increase (decrease) in net assets resulting from operations	2.06
Shareholder distributions from income (2)	(2.14)
Other (3)	(0.01)
Net asset value, end of period	$24.61

Supplemental Data:
Net assets, end of period	$302,138
Shares outstanding, end of period	12,279,386
Total return	8.63%

Ratio to average net assets:
Ratio of net expenses to average net assets (4) (5)	4.73%
Ratio of net investment income (loss) to average net assets (4)	11.75%
Portfolio turnover rate (6)	6.36%
Asset coverage ratio	350.22%
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
(4)Ratios are annualized except for expense support amounts relating to organizational costs and interest expense on the Note. The ratio of total expenses to average net assets was 6.48% for the period ending September 30, 2023, excluding the effect of expense support which represented (0.27)%, of average net assets and excluding the effect of waived management fees and incentive fees which represented (0.45)% and (1.03)% of average net assets for the period ending September 30, 2023. Average net assets is calculated utilizing quarterly net assets.
(5)The ratio of interest and debt financing expenses to average net assets for the period ending September 30, 2023 was 3.78%, average net assets is calculated utilizing quarterly net assets.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

10. SUBSEQUENT EVENTS
The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2024, except as discussed below.
Distributions
On October 28, 2024, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below. The distributions for each class of Common Shares are payable on November 26, 2024 to shareholders of record as of October 31, 2024.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.200	$—	$0.200
Class S Common Shares	$0.200	$0.017	$0.183
Class D Common Shares	$0.200	$0.005	$0.195

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Subscriptions
The Fund received approximately $22.6 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of November 8, 2024.
Purchase and Sale Agreement
On October 23, 2024, the Fund entered into a purchase and sale agreement (the “Purchase Agreement”) with its affiliate, Nuveen Churchill Private Credit Fund (“NCPCF”), in accordance with Rule 17a-8 under the 1940 Act. Pursuant to the Purchase Agreement, NCPCF will sell to the Fund substantially all of its assets, and the Fund will assume NCPCF’s liabilities, for total consideration equal to NCPCF’s net asset value as of the Determination Date (as defined below).
Under the terms of the Purchase Agreement, as of a mutually agreed date no earlier than 48 hours prior to the effective time of the transaction (the “Determination Date”), NCPCF will deliver to the Fund a calculation of its net asset value as of such date (the “Closing NAV”). Based on such calculations, at the effective time of the transaction, the Fund will deliver to NCPCF cash consideration in an amount equal to the Closing NAV, and NCPCF will sell, transfer, assign, convey and deliver to the Fund all of its assets (other than assets necessary for NCPCF to carry out its wind-down and liquidation), and the Fund will assume NCPCF’s liabilities, including all indebtedness outstanding under NCPCF’s credit facility and all obligations under the documents governing NCPCF’s portfolio assets. As soon as reasonably practicable following the closing of the transaction, NCPCF will cease its investment operations and distribute the cash consideration it receives from the transaction and all of its remaining assets, if any, to its shareholders, among other actions necessary for the successful wind down, liquidation, and termination of NCPCF’s existence.
Closing of the transaction, which is currently anticipated to occur during the fourth quarter of 2024, is subject to certain closing conditions, including requisite approval by NCPCF’s shareholders and certain other closing conditions set forth in the Purchase Agreement. The Purchase Agreement also contains certain termination rights in favor of the Fund and NCPCF, including if the transaction is not completed by December 31, 2024.
Amendment No. 2 to Administration Agreement
On October 30, 2024, the Board, including all of the trustees who are not “interested persons” of the Fund (as defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), approved Amendment No. 2 (the “Administration Agreement Amendment”) to the Administration Agreement by and between the Fund and the Administrator. The Fund and the Administrator entered into the Administration Agreement Amendment as a result of comments issued by a state securities regulator in connection with its “blue sky” review of the Fund’s offering. The Administration Agreement Amendment (i) clarifies that certain expenses of the Administrator that are not allocable to the Fund are not reimbursable by the Fund to the Administrator and (ii) provides that the Administrator will not be entitled to indemnification for any loss or liability to the Fund or its shareholders unless certain conditions set forth in the NASAA Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time (the “Omnibus Guidelines”) are satisfied, including that the loss or liability was not the result of negligence or misconduct.

Sixth Amended and Restated Declaration of Trust

On October 30, 2024, the Board. including all of the Independent Trustees, approved an amendment and restatement of the Fund’s Fifth Amended and Restated Declaration of Trust (the “Sixth Amended and Restated Declaration of Trust”). The Fund adopted the Sixth Amended and Restated Declaration of Trust as a result of comments issued by a state securities regulator in connection with its “blue sky” review of the Fund’s offering. Consistent with the Administration Agreement Amendment, the Sixth Amended and Restated Declaration of Trust clarifies that certain expenses of the Administrator that are not allocable to the Fund are not reimbursable by the Fund in order to conform with the Omnibus Guidelines. The Sixth Amended and Restated Declaration of Trust became effective immediately.

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
Churchill PCIF Advisor LLC (“Adviser”), a wholly owned subsidiary of Churchill Asset Management LLC (“Churchill”), is the Fund’s investment adviser. Adviser is responsible for the overall management of the Fund’s activities and has delegated substantially all of its daily portfolio management obligations to Churchill pursuant to a sub-advisory agreement by and among Adviser, Churchill, and Nuveen Asset Management ("Nuveen Asset Management" and such sub-advisory agreement, the “NAM Sub-Advisory Agreement”). Churchill is an indirect subsidiary of Nuveen, LLC (“Nuveen”), the investment management division of Teachers Insurance and Annuity Association of America (“TIAA”). The Adviser and Churchill also have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management”, and together with Churchill, “Sub-Advisers”), acting through its leveraged finance division, to manage certain of its Liquid Investments, subject to the pace and amount of investment activity in the middle market investment program, pursuant to a sub-advisory agreement.
Churchill NCPCIF CLO-I LLC (“CLO-I”, formerly known as NCPIF SPV I LLC), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), and NCPCIF SPV III, LLC (“SPV III”) are wholly owned subsidiaries of the Fund and are consolidated in these consolidated financial statements.
On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into the Note (as described below) and issued Class I shares to TIAA.

Under our investment advisory agreement with the Adviser (“Investment Advisory Agreement”), we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. The Adviser and Churchill have engaged their affiliate, Nuveen Asset Management, acting through its leveraged finance division, to manage certain of its Liquid Investments pursuant to the NAM Sub-Advisory Agreement. Under the administration agreement (the “Administration Agreement”) with Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC), as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Adviser, Nuveen Asset Management, Churchill and the Administrator are all affiliates and subsidiaries of Nuveen, the investment management division of TIAA.
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

For the avoidance of doubt, unless the Adviser, Churchill or Nuveen Asset Management elects to bear or waive any of the following costs, the Fund will bear the following costs:
(i)organization of the Fund;
(ii)calculating NAV (including the cost and expenses of any independent third-party valuation firm);
(iii)expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser, Churchill, Nuveen Asset Management, or members of its investment teams, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Fund’s rights;
(iv)fees and expenses incurred by the Adviser (and its affiliates), Churchill (and its affiliates) Nuveen Asset Management (and its affiliates), or the Administrator (or its affiliates) payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Fund and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring the Fund’s investments and monitoring investments and portfolio companies on an ongoing basis;
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
(xi)any applicable administrative agent fees or loan arranging fees incurred with respect to portfolio investments by the Adviser, Churchill (and its affiliates) Nuveen Asset Management (and its affiliates), the Administrator or an affiliate thereof;
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
(xviii)costs of preparing and filing reports or other documents required by the SEC, FINRA, U.S. Commodity Futures Trading Commission, or other regulators, and all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings related to the Fund’s activities and/or other regulatory filings, notices or disclosures of the Adviser, Churchill, Nuveen Asset Management, and their respective affiliates relating to the Fund and its activities;

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
(xxv)the allocated costs incurred by the Adviser, Churchill, Nuveen Asset Management, and/or the Administrator in providing managerial assistance to those portfolio companies that request it;
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
With respect to (i) above, Nuveen Alternative Holdings LLC (“Nuveen Alternative Holdings”), an affiliate of Nuveen Asset Management, agreed to advance (or cause one or more of its affiliates to advance) all of our organization and offering expenses on our behalf through the Escrow Break Date. Unless Nuveen Alternative Holdings elects to cover such expenses pursuant to the expense support and conditional reimbursement agreement with Churchill (the “Expense Support Agreement”), we may be obligated to reimburse Nuveen Alternative Holdings under the terms of the Expense Support Agreement for such advanced expenses. Any reimbursements will not exceed actual expenses incurred by Nuveen Alternative Holdings.
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three months ended September 30, 2024 and 2023 is presented below (dollar amounts in thousands):

	Three Months Ended September 30,
	2024	2023
Net funded investment activity
New gross commitments at par[1]	$355,603	$73,273
Net investments funded	253,000	66,756
Investments sold or repaid	(76,929)	(11,448)
Net funded investment activity	$176,071	$55,308

Gross commitments at par [1]
First-Lien Debt	$343,599	$64,745
Subordinated Debt	9,473	4,729
Equity Investments	2,531	3,799
Total gross commitments	$355,603	$73,273

Portfolio company activity
Portfolio companies, beginning of period	221	81
Number of new portfolio companies	31	65
Number of exited portfolio companies	(15)	(2)
Portfolio companies, end of period	237	144
Count of investments	392	220
Count of industries	31	27

New Investment Activity
Weighted average annual interest rate on new debt investments at par	9.51%	7.06%
Weighted average annual interest rate on new floating rate debt investments at par	9.46%	6.80%
Weighted average spread on new debt investments at par	4.93%	4.78%
Weighted average annual coupon on new debt investments at par	13.09%	13.29%
_______________________
1 Gross commitments at par includes unfunded investment commitments.
As of September 30, 2024, our our portfolio companies had a weighted average reported EBITDA (including all private debt investments and excluding quoted assets) of $82.5 million. Including the quoted assets, our portfolio companies had a weighted average reported EBITDA of $295.9 million. EBITDA amounts are derived from the most recently available portfolio company financial statements and are weighted based on the fair market value of each respective investment as of its most recent valuation.

As of September 30, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,000,323	$994,709	89.84%	$402,858	$399,882	78.10%
Subordinated Debt (1)	97,329	95,472	8.62%	103,888	101,930	19.90%
Equity Investments	15,702	17,005	1.54%	9,422	10,224	2.00%
Total	$1,113,354	$1,107,186	100.00%	$516,168	$512,036	100.00%
Largest portfolio company investment	$21,039	$21,497	1.94%	$10,731	$10,986	2.15%
Average portfolio company investment	$4,698	$4,672	0.42%	$3,246	$3,220	0.63%
_______________
(1)As of September 30, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $39,478, mezzanine debt of $54,951 and structured debt of $1,043 at fair value, and second lien term loans and/or second lien notes of $40,914, mezzanine debt of $55,372 and structured debt of $1,043 at amortized cost. As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760 at fair value, and second lien term loans and/or second lien notes of $53,365 and mezzanine debt of $50,523 at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of September 30, 2024 and December 31, 2023 was as follows:

Industry	September 30, 2024	December 31, 2023
Aerospace & Defense	1.46%	2.07%
Automotive	1.44%	1.10%
Banking, Finance, Insurance, Real Estate	4.29%	1.49%
Beverage, Food & Tobacco	6.85%	10.39%
Capital Equipment	7.32%	4.28%
Chemicals, Plastics & Rubber	2.32%	3.80%
Construction & Building	6.55%	4.78%
Consumer Goods: Durable	1.93%	3.76%
Consumer Goods: Non-durable	3.54%	5.97%
Containers, Packaging & Glass	1.54%	3.49%
Energy: Electricity	1.97%	—%
Energy: Oil & Gas	0.87%	0.43%
Environmental Industries	3.90%	3.08%
Forest Products & Paper	0.06%	3.04%
Healthcare & Pharmaceuticals	9.57%	10.08%
High Tech Industries	9.82%	4.81%
Hotel, Gaming & Leisure	0.33%	0.44%
Media: Advertising, Printing & Publishing	0.89%	1.33%
Media: Broadcasting & Subscription	0.53%	0.80%
Media: Diversified & Production	0.47%	—%
Metals & Mining	0.24%	0.10%
Retail	0.02%	—%
Services: Business	16.18%	16.82%
Services: Consumer	4.78%	5.73%
Sovereign & Public Finance	0.59%	0.77%
Telecommunications	2.88%	2.33%
Transportation: Cargo	3.06%	2.32%
Transportation: Consumer	1.48%	0.78%
Utilities: Electric	2.17%	0.51%
Utilities: Water	0.70%	—%
Wholesale	2.25%	5.50%
Total	100.00%	100.00%
The weighted average yields of our investments as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost (1)	10.05%	11.33%
Weighted average yield on debt and income producing investments, at fair value (1)	10.12%	11.44%
Percentage of debt investments bearing a floating rate	92.32%	84.74%
Percentage of debt investments bearing a fixed rate	7.68%	15.26%
_______________
(1)There were no investments on non-accrual status as of September 30, 2024 and December 31, 2023.
As of September 30, 2024, 68.57% and 68.54% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of December 31, 2023, 73.75% and 73.86% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 11.33% to 10.05% from December 31, 2023 to September 30, 2024. The decrease in weighted average yields was primarily due to the tightening of spreads in newly originated investments made year to date in 2024. We also saw an increase in repricing transactions for existing portfolio investments in the first three quarters of 2024.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	September 30, 2024			December 31, 2023
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	68,843	6.22	7	42,066	8.22	7
4	777,682	70.23	137	347,567	67.88	89
5	39,881	3.60	10	61,745	12.06	10
6	20,776	1.88	3	16,554	3.23	3
7	3,049	0.28	1	—	—	—
8	3,556	0.32	1	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$913,787	82.53%	159	$467,932	91.39%	109

(1)Liquid Investments managed by the leveraged finance division of Nuveen Asset Management are excluded from the investment ratings table. As of September 30, 2024, there were 78 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $193,399 or 17.47% of the portfolio. As of December 31, 2023, there were 50 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $44,104 or 8.61% of the portfolio.
As of September 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio was 4.0 and 4.1, respectively.

Results of Operations
Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$26,796	$11,496
Payment-in-kind interest income	1,229	573
Dividend income	6	17
Other income	163	100
Total investment income	28,194	12,186

Expenses:
Interest and debt financing expenses	5,867	2,637
Professional fees	480	250
Management fees (See Note 5)	1,404	547
Income based incentive fees (See Note 5)	2,919	1,219
Board of Trustees’ fees	128	128
Administration fees	199	124
Other general and administrative expenses	345	326
Distribution and shareholder servicing fees
Class S	32	—
Class D	11	—
Offering costs	130	187
Total expenses	11,515	5,418
Expense support (See Note 5)	(248)	(212)
Management fees waived (See Note 5)	(703)	(547)
Incentive fees waived (See Note 5)	(2,919)	(1,219)
Net expenses	7,645	3,440
Net investment income (loss)	20,549	8,746
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	297	67
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(278)	252
Income tax (provision) benefit	(138)	—
Total net change in unrealized gain (loss)	(416)	252
Total net realized and change in unrealized gain (loss)	(119)	319

Net increase (decrease) in net assets resulting from operations	$20,430	$9,065

	Nine Months Ended September 30,
	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$60,422	$31,671
Payment-in-kind interest income	3,127	1,647
Dividend income	65	115
Other income	578	131
Total investment income	64,192	33,564

Expenses:
Interest and debt financing expenses	10,164	7,711
Professional fees	799	665
Management fees (See Note 5)	3,177	712
Income based incentive fees (See Note 5)	7,065	1,592
Board of Trustees’ fees	380	380
Administration fees	565	362
Other general and administrative expenses	1,032	588
Distribution and shareholder servicing fees
Class S	70	—
Class D	23	—
Amortization of offering costs	445	468
Total expenses	23,720	12,478
Expense support (See Note 5)	(609)	(541)
Management fees waived (See Note 5)	(2,257)	(712)
Incentive fees waived (See Note 5)	(7,065)	(1,592)
Net expenses	13,789	9,633
Net investment income (loss)	50,403	23,931
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	442	685
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(2,036)	(1,987)
Income tax (provision) benefit	(142)	—
Total net change in unrealized gain (loss)	(2,178)	(1,987)
Total net realized and change in unrealized gain (loss)	(1,736)	(1,302)

Net increase (decrease) in net assets resulting from operations	$48,667	$22,629

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
Investment income increased to $28.2 million and $64.2 million for the three and nine months ended September 30, 2024, respectively, from $12.2 million and $33.6 million for the comparable period in the prior year, respectively, primarily due to increased investment activities driven by an increase in our deployed capital, slightly offset by a decrease in the weighted average yield of our debt and income producing investments as a result of market spread tightening and a decline in SOFR. As of September 30, 2024, the size of our portfolio increased to $1,113.4 million from $451.2 million, as of September 30, 2023, at cost. As of September 30, 2024, the weighted average yield of our debt and income producing investments decreased to 10.05% from 11.49% as of September 30, 2023, at cost, primarily due to overall tightening of spreads in newly originated investments, the refinancing and repricing of existing portfolio companies, and the decline in base interest rates. The shifting environment in base interest rates, such as SOFR and alternate rates, may affect our investment income over the long term. We expect our portfolio will continue to grow as we raise and deploy capital through our offering and our investment income to grow commensurately.
Expenses
Total expenses before expense support and waived fees increased to $11.5 million and $23.7 million for the three and nine months ended September 30, 2024, respectively, from $5.4 million and $12.5 million for the three and nine months ended September 30, 2023, respectively, primarily due to the accrual of the management fee and the income based incentive fee following the Escrow Break Date. Our Adviser agreed to waive 100% of the management fee until June 1, 2024, the expiry of twelve months from the Escrow Break Date, and 50% of the management fee for the period from June 1, 2024 through December 31, 2024. Our Adviser also agreed to waive the income based incentive fee until December 31, 2024.
Interest and debt financing expenses increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily due to higher average daily borrowings. The average daily borrowings for the three and nine months ended September 30, 2024 was $302.7 million and $168.2 million, respectively, compared to $128.2 million and $133.9 million for the three and nine months ended September 30, 2023, respectively. The average interest rate for the three and nine months ended September 30, 2024 was 7.29% and 7.75%, respectively, compared to 8.02% and 7.57% for the three and nine months ended September 30, 2023, respectively.
The expense support amount represents the amount of expenses paid on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
We had a net realized gain on investments of $297 thousand for the three months ended September 30, 2024 primarily driven by full or partial repayments and sales of certain of our investments compared to a net realized gain of $67 thousand for the three months ended September 30, 2023. For the nine months ended September 30, 2024, we had a net realized gain on investments of $442 thousand primarily driven by full or partial repayments and sales of certain of our investments compared to a net realized gain of $685 thousand for the nine months ended September 30, 2023.
We recorded a net change in unrealized loss of $(0.3) million for the three months ended September 30, 2024, compared to a net unrealized gain of $0.3 million for the three months ended September 30, 2023, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. We recorded a net change in unrealized loss of $(2.0) million for the nine months ended September 30, 2024, compared to a net unrealized loss of $(2.0) million for the nine months ended September 30, 2023, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The net change in unrealized loss for the three and nine months ended September 30, 2024 was primarily attributable to modest softening of certain of our portfolio companies’ credit metrics offset by tightening in market spreads.

Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of our offering of Common Shares, (ii) cash flows from income earned from our investments and principal repayments, (iii) proceeds from net borrowings on our Bank of America Credit Facility and CLO debt issuances (discussed further below) and (iv) any future offerings of our equity or debt securities.
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
Cash and cash equivalents as of September 30, 2024, taken together with our available debt, are expected to be sufficient for our investment activities and to conduct our operations in the near term. As of September 30, 2024, we had $182.4 million available borrowings under our Bank of America Credit Facility.
For the nine months ended September 30, 2024, our cash and cash equivalents balance increased by $23.4 million. During that period, $531.9 million was used in operating activities, primarily due to investment purchases of $734.0 million, offset by $141.2 million in repayments and sales of investments in portfolio companies. During the same period, $555.3 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and issuance of secured borrowings of $407.6 million and $702.6 million, respectively, offset by repayments of secured borrowings of $519.9 million.
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
Equity
The Fund is authorized to issue an unlimited number of Common Shares. On March 30, 2022, we issued an initial 40 Class I shares to TIAA in connection with our formation. On March 31, 2022, TIAA contributed certain portfolio investments to the Fund in the amount of $296,231 (fair value as of March 31, 2022). In connection therewith, the Fund entered into the Note with TIAA as the lender (as described in Note 5), and issued to TIAA shares of the Fund’s Class I shares of beneficial interest. The Fund fully repaid the balance of the Note to TIAA on June 3, 2022. As of September 30, 2024, TIAA owned 5,929,059 shares of the Fund’s Class I shares of beneficial interest.
As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisifed the minimum offering requirement and the Board authorized the release of proceeds from escrow.

The following table presents transactions in Common Shares during the three months ended September 30, 2024 (dollars in thousands except share amounts):

	Three Months Ended September 30, 2024
	Shares	Amount
CLASS S
Subscriptions	195,340	$4,815
Distributions reinvested	4,809	119
Net increase (decrease)	200,149	$4,934
CLASS D
Subscriptions	176,642	$4,363
Distributions reinvested	10,012	247
Net increase (decrease)	186,654	$4,610
CLASS I
Subscriptions	1,238,921	$30,620
Distributions reinvested	280,755	6,940
Shares repurchases, net of early repurchase deduction	(15,531)	(383)
Net increase (decrease)	1,504,145	$37,177
The following table presents transactions in Common Shares during the nine months ended September 30, 2024 (dollars in thousands except share amounts):

	Nine Months Ended September 30, 2024
	Shares	Amount
CLASS S
Subscriptions	541,452	$13,345
Share transfers between classes	(4,107)	(101)
Distributions reinvested	10,571	261
Net increase (decrease)	547,916	$13,505
CLASS D
Subscriptions	631,751	$15,597
Distributions reinvested	20,991	518
Net increase (decrease)	652,742	$16,115
CLASS I
Subscriptions	15,350,397	$378,684
Share transfers between classes	4,104	101
Distributions reinvested	510,428	12,604
Shares repurchases, net of early repurchase deduction	(40,238)	(980)
Net increase (decrease)	15,824,691	$390,409
The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for Class S, Class D, and Class I common shares for the nine months ended September 30, 2024:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
April 30, 2024	$24.59	$24.63	$24.63
May 31, 2024	$24.60	$24.64	$24.65
June 30, 2024	$24.64	$24.68	$24.69
July 31, 2024	$24.67	$24.71	$24.71
August 31, 2024	$24.70	$24.74	$24.75
September 30, 2024	$24.70	$24.74	$24.75
Distributions
The following table summarizes the Fund’s distributions declared from inception through September 30, 2024 (dollars in thousands, except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.233	$9
November 27, 2023	November 30, 2023	December 28, 2023	$0.233	$17
December 28, 2023	December 31, 2023	January 29, 2024	$0.233	$35
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91
July 29, 2024	July 31, 2024	August 28, 2024	$0.183	$96
August 28, 2024	August 31, 2024	September 27, 2024	$0.183	$111
September 27, 2024	September 30, 2024	October 28, 2024	$0.183	$128

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.245	$2
November 27, 2023	November 30, 2023	December 28, 2023	$0.245	$11
December 28, 2023	December 31, 2023	January 29, 2024	$0.245	$26
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112
July 29, 2024	July 31, 2024	August 28, 2024	$0.195	$127
August 28, 2024	August 31, 2024	September 27, 2024	$0.195	$140
September 27, 2024	September 30, 2024	October 28, 2024	$0.195	$149

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share		Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870	(1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180		$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190		$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295	(2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200		$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200		$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230		$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240		$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240		$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240		$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270	(3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270	(3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250		$3,070
October 27, 2023	October 31, 2023	November 28, 2023	$0.250		$3,244
November 27, 2023	November 30, 2023	December 28, 2023	$0.250		$3,435
December 28, 2023	December 31, 2023	January 29, 2024	$0.250		$3,523
January 26, 2024	January 31, 2024	February 28, 2024	$0.250		$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250		$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250		$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200		$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200		$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200		$5,685
July 29, 2024	July 31, 2024	August 28, 2024	$0.200		$5,795
August 28, 2024	August 31, 2024	September 27, 2024	$0.200		$5,887
September 27, 2024	September 30, 2024	October 28, 2024	$0.200		$5,985
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
For the nine months ended September 30, 2024, approximately 40,238 Class I Common Shares were repurchased. For the nine months ended September 30, 2023, no Common Shares were repurchased.
The following table presents the share repurchases completed for the nine months ended September 30, 2024 (dollars in thousands, except share and per share data):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (2)	Shares Repurchased (1)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
August 29, 2024	Class I	September 27, 2024	$24.75	$383	15,531
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
Secured Borrowings
See Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our secured borrowings.
Bank of America Credit Facility

On April 19, 2022, a wholly owned subsidiary of the Fund entered into a credit agreement with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (the “Bank of America Credit Facility Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”). The Bank of America Credit Facility was amended on October 4, 2022, March 21, 2023, July 16, 2024 and September 19, 2024. The most recent amendment on September 19, 2024, among other things: (i) increased the maximum amount available from $150.0 million to $250.0 million and provides for a further increase to $350.0 million on or about March 19. 2025; (ii) extends the availability period to September 19, 2027; and (iii) extends the maturity date to September 19, 2029.
Borrowings under the Bank of America Credit Facility bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Bank of America Credit Facility are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Bank of America Credit Facility Agreement. Advances under the Bank of America Credit Facility may be prepaid and reborrowed at any time during the Availability Period (as defined therein), but any termination or reduction of the facility amount is subject to certain conditions.

As of September 30, 2024, the Bank of America Credit Facility bears interest at a rate of Daily SOFR plus 1.93% per annum. Interest is payable monthly in arrears.

On July 16, 2024, SPV II entered into the borrower joinder agreement to become party to the Bank of America Credit Facility Agreement and pledged all of its assets to the collateral agent to secure their obligations under the Bank of America Credit Facility. The Fund and SPV II have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.

CLO-I
On July 16, 2024 (the “Closing Date”), the Fund completed a $398.7 million term debt securitization (the “2024 Debt Securitization”). The term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Fund.
The notes offered in the 2024 Debt Securitization (the “2024 Notes”) were issued by CLO-I (formerly known as SPV I) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to an indenture and security agreement, dated as of the Closing Date (the “Indenture”). The 2024 Debt consists of $197.0 million of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 1.70%; $48.0 million of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 1.95%; $26.0 million of A Class C 2024 Notes, which bear interest at the three-month Term SOFR plus 2.55%; and $92.7 million of Subordinated 2024 Notes, which do not bear interest. The Fund directly owns all of the Subordinated 2024 Notes and as such, these notes are eliminated in consolidation.
As part of the 2024 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “Lenders”) committed to make $35.0 million of AAA Class A-L 2024 Loans to CLO-I (the “2024 Loans” and, together with the 2024 Notes, the “2024 Debt”). The 2024 Loans bear interest at the three-month Term SOFR plus 1.70% (the “2024 Class A-L Loans”) and were fully drawn upon the closing of the transaction. Any lender may elect to convert all of the Class A-L 2024 Loans held by such Lenders into Class A 2024 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
The 2024 Debt is backed by a diversified portfolio of senior secured and second lien loans. Each of the Indenture and the CLO-I Loan Agreement contain certain conditions pursuant to which loans can be acquired by the 2024 Issuer, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Debt. Through July 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of its collateral manager and in accordance with the Fund’s investment strategy, allowing the Fund to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are due on July 20, 2036 and the 2024 Loans mature on July 20, 2036.
The Fund serves as collateral manager to the 2024 Issuer under a collateral management agreement and waives any management fee due to it in consideration for providing these services.
Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	Payments Due by Period
As of September 30, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$42,500	$—	$—	$42,500	$—
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$348,500	$—	$—	$42,500	$306,000

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$165,750	$—	$—	$165,750	$—
Total debt obligations	$165,750	$—	$—	$165,750	$—
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
Expense Support Agreement
We have entered into the Expense Support Agreement with Churchill. The Expense Support Agreement provides that, at such times as it determines, Nuveen Alternative Holdings may pay (or cause one or more of its affiliates to pay) certain expenses of the Fund, including organization and offering expenses, provided that no portion of the payment will be used to pay any interest expense and/or shareholder servicing fees of the Fund (each, an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from Nuveen Alternative Holdings to pay such expense, and/or by an offset against amounts due from us to Nuveen Alternative Holdings.
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
The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter and no Reimbursement Payment will be made for any month if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of beneficial interest declared by our Board exclusive of returns of capital, distribution rate reductions due to any fees (including to a transfer agent) payable in connection with distributions, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by our net assets. “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Nuveen Alternative Holdings may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter within three years of the date of the applicable Expense Payment.
The Fund’s obligation to make a Reimbursement Payment will automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent Churchill has waived the right to receive such payment for the applicable month.

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$983	—%	March 31, 2025	0.08%
June 30, 2022	677	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	75	9.70%	September 30, 2027	0.15%
Total	$3,291	$—	$3,291
__________
(1)The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding), divided by the Fund’s gross offering price per share as of each quarter ended.
(2)The operating expense ratio is calculated by dividing the quarterly operating expenses, less organizational and offering expenses, base management fee and incentive fees owed to Churchill, and interest expense, by the Fund’s net assets as of each quarter end.

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2024 and December 31, 2023. We may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2024.
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
Recent Developments
Distributions
On October 28, 2024, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below. The distributions for each class of Common Shares are payable on November 26, 2024 to shareholders of record as of October 31, 2024.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.200	$—	$0.200
Class S Common Shares	$0.200	$0.017	$0.183
Class D Common Shares	$0.200	$0.005	$0.195

Subscriptions
The Fund received approximately $22.6 million in net proceeds, inclusive of distribution reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of November 8, 2024.
Purchase and Sale Agreement
On October 23, 2024, the Fund entered into a purchase and sale agreement (the “Purchase Agreement”) with its affiliate, Nuveen Churchill Private Credit Fund (“NCPCF”), in accordance with Rule 17a-8 under the 1940 Act. Pursuant to the Purchase Agreement, NCPCF will sell to the Fund substantially all of its assets, and the Fund will assume NCPCF’s liabilities, for total consideration equal to NCPCF’s net asset value as of the Determination Date (as defined below).
Under the terms of the Purchase Agreement, as of a mutually agreed date no earlier than 48 hours prior to the effective time of the transaction, (the “Determination Date”), NCPCF will deliver to the Fund a calculation of its net asset value as of such date (the “Closing NAV”). Based on such calculations, at the effective time of the transaction, the Fund will deliver to NCPCF cash consideration in an amount equal to the Closing NAV, and NCPCF will sell, transfer, assign, convey and deliver to the Fund all of its assets (other than assets necessary for NCPCF to carry out its wind-down and liquidation), and the Fund will assume NCPCF’s liabilities, including all indebtedness outstanding under NCPCF’s credit facility and all obligations under the documents governing NCPCF’s portfolio assets. As soon as reasonably practicable following the closing of the transaction, NCPCF will cease its investment operations and distribute the cash consideration it receives from the transaction and all of its remaining assets, if any, to its shareholders, among other actions necessary for the successful wind down, liquidation, and termination of NCPCF’s existence.
Closing of the transaction, which is currently anticipated to occur during the fourth quarter of 2024, is subject to certain closing conditions, including requisite approval by NCPCF’s shareholders and certain other closing conditions set forth in the Purchase Agreement. The Purchase Agreement also contains certain termination rights in favor of the Fund and NCPCF, including if the transaction is not completed by December 31, 2024.
Amendment No. 2 to Administration Agreement
On October 30, 2024, the Board, including all of the trustees who are not “interested persons” of the Fund (as defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), approved Amendment No. 2 (the “Administration Agreement Amendment”) to the Administration Agreement by and between the Fund and the Administrator. The Fund and the Administrator entered into the Administration Agreement Amendment as a result of comments issued by a state securities regulator in connection with its “blue sky” review of the Fund’s offering. The Administration Agreement Amendment (i) clarifies that certain expenses of the Administrator that are not allocable to the Fund are not reimbursable by the Fund to the Administrator and (ii) provides that the Administrator will not be entitled to indemnification for any loss or liability to the Fund or its shareholders unless certain conditions set forth in the NASAA Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time (the “Omnibus Guidelines”) are satisfied, including that the loss or liability was not the result of negligence or misconduct.

Sixth Amended and Restated Declaration of Trust

On October 30, 2024, the Board, including all of the Independent Trustees, approved an amendment and restatement of the Fund’s Fifth Amended and Restated Declaration of Trust (the “Sixth Amended and Restated Declaration of Trust”). The Fund adopted the Sixth Amended and Restated Declaration of Trust as a result of comments issued by a state securities regulator in connection with its “blue sky” review of the Fund’s offering. Consistent with the Administration Agreement Amendment, the Sixth Amended and Restated Declaration of Trust clarifies that certain expenses of the Administrator that are not allocable to the Fund are not reimbursable by the Fund in order to conform with the Omnibus Guidelines. The Sixth Amended and Restated Declaration of Trust became effective immediately.

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
On September 18, 2024, the Federal Reserve cut its benchmark interest rate for the first time in four years by 0.50%, bringing it to the 4.75% to 5.00% range. Although, the Federal Reserve has signaled in favor of cutting its benchmark rates again in the fourth quarter of 2024 they still remain focused on mitigating inflationary pressures, and there can be no assurance that the Federal Reserve will continue to make downward adjustments to the federal funds rate in the future. Additionally, there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of September 30, 2024, on a fair value basis, approximately 7.68% of our debt investments bear interest at a fixed rate and approximately 92.32% of our debt investments bear interest at a floating rate. As of September 30, 2024, 68.54% of our floating rate debt investments are subject to interest rate floors. Additionally, the Bank of America Credit Facility is subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2024. Interest expense is calculated based on the terms of the Bank of America Credit Facility, using the outstanding balance as of September 30, 2024. Interest expense on the Bank of America Credit Facility is calculated using the interest rate as of September 30, 2024, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2024.

Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
- 300 Basis Points	$(22,875)	$(7,827)	$(15,048)
- 200 Basis Points	(15,258)	(5,218)	(10,040)
- 100 Basis Points	(7,629)	(2,609)	(5,020)
+100 Basis Points	7,629	2,609	5,020
+200 Basis Points	15,258	5,218	10,040
+300 Basis Points	22,888	7,827	15,061
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

During the nine months ended September 30, 2024, we repurchased the following shares pursuant to the share repurchase program (dollars in thousands, except share and per share data):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (2)	Shares Repurchased (1)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
August 29, 2024	Class I	September 27, 2024	$24.75	$383	15,531
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

Item 6. Exhibits

3.1	Sixth Amended and Restated Declaration of Trust of the Registrant(6)

3.2	Third Amended and Restated Bylaws of the Registrant(2)

4.1	Form of Subscription Agreement(3)

4.2	Distribution Reinvestment Plan(1)

10.1
Amendment No. 4 to the Credit Agreement, dated as of September 19, 2024, by and among NCPCIF SPV II, LLC, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and Nuveen Churchill Private Capital Income Fund, as servicer(4)

10.2	Purchase and Sale Agreement, dated October 23, 2024, by and between Nuveen Churchill Private Credit Fund, as seller, and Nuveen Churchill Private Capital Income Fund, as buyer(5)

10.3	Amendment No. 2, dated as of October 30, 2024, to the Administration Agreement between Nuveen Churchill Private Capital Income Fund and Churchill BDC Administration LLC(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith

(1)Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262771) filed on September 6, 2022.
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 1, 2023.
(3)Incorporated by reference to the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-262771) filed on July 31, 2023.
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 25, 2024.
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 29, 2024.
(6)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 5, 2024.

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

Date: November 8, 2024