Form 10-K
period 2024-12-31
Nuveen Churchill Private Capital Income Fund
filed 2025-03-05
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2024, there was no established public market for any class of the registrant’s common shares of beneficial interest.
As of March 4, 2025, the registrant had outstanding 850,896, 830,003, and 33,842,121 Class S, Class D and Class I common shares of beneficial interest, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

	TABLE OF CONTENTS
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	56
Item 1C	Cybersecurity	56
Item 2.	Properties	57
Item 3.	Legal Proceedings	57
Item 4.	Mine Safety Disclosures	57
PART II
Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	58
Item 6.	Reserved	59
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	60
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	84
Item 8.	Consolidated Financial Statements and Supplementary Data:	86
	Report of Independent Registered Public Accounting Firm	87
	Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	88
	Consolidated Statements of Operations for the Year Ended December 31, 2024, 2023 and for the Period from February 8, 2022 (inception) through December 31, 2022	90
	Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2024, 2023 and for the Period from February 8, 2022 (inception) through December 31, 2022	91
	Consolidated Statements of Cash Flows for the Year Ended December 31, 2024, 2023 and for the Period from February 8, 2022 (inception) through December 31, 2022	92
	Consolidated Schedules of Investments as of December 31, 2024 and 2023	94
	Notes to Consolidated Financial Statements	129
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	160
Item 9A.	Controls and Procedures	161
Item 9B.	Other Information	161
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	161
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	162
Item 11.	Executive Compensation	162
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	162
Item 13.	Certain Relationships and Related Transactions, and Director Independence	162
Item 14.	Principal Accountant Fees and Services	162
PART IV
Item 15.	Exhibit and Financial Statement Schedules	163
Item 16.	Form 10-K Summary	165
Signatures		166

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
•the impact of geopolitical conditions, including the potential for increased tariffs and trade barriers, the conflict between Ukraine and Russia and in the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or a forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as otherwise provided by law.

PART I.
In this Annual Report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and the “Fund,” refer to Nuveen Churchill Private Capital Income Fund, together with any consolidated subsidiaries;
•the term “the Adviser” refers to Churchill PCIF Advisor LLC, a Delaware limited liability company, which serves as our investment adviser, pursuant to an investment advisory agreement, dated as of May 28, 2024 (the “Advisory Agreement”);
•the term “Churchill” or the “Sub-Adviser” refers to Churchill Asset Management LLC, which serves as our investment sub-adviser as delegated by the Adviser pursuant to a sub-advisory agreement, dated as of May 28, 2024, by and between the Adviser and Churchill (the “CAM Sub-Advisory Agreement”).
•the term “Nuveen Asset Management” refers to Nuveen Asset Management, LLC, which, acting through its leveraged finance division, may manage certain of our liquid investments (as described below) pursuant to a sub-advisory agreement, dated as of May 28, 2024, by and among the Adviser, Churchill and Nuveen Asset Management (the “NAM Sub-Advisory Agreement” and, together with the Advisory Agreement and the CAM Sub-Advisory Agreement, the “Advisory Agreements”);
•the term “Advisers” collectively refers to the Adviser, Churchill and Nuveen Asset Management;
•the term “Nuveen” refers to Nuveen, LLC;
•the term “Administrator” refers to Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC), a Delaware limited liability company, which serves as our administrator pursuant to an administration agreement, dated March 31, 2022 (as amended from time to time, the “Administration Agreement”).
•the term “committed capital” refers to capital committed to client accounts in the form of equity capital commitments from investors, as well as committed, actual or expected financing from leverage providers (including asset-based leveraged facilities, notes sold in the capital markets or any capital otherwise committed and available to fund investments that comprise assets under management). For purposes of this calculation, both drawn and undrawn equity and financing commitments are included. In determining committed capital in respect of funds and accounts that utilize internal asset-based leverage (e.g., levered funds and CLO warehouses), committed capital calculations utilize a leverage factor that assumes full utilization of such asset-based leverage in accordance with the account’s target leverage ratio as disclosed to investors. In determining committed capital in respect of Churchill’s management of an institutional separate account for its parent company, TIAA (as defined below), (i) committed capital in respect of private equity fund interests includes commitments made by TIAA to such strategy over the most recent 10 years, and the net asset value of all such investments aged more than 10 years; (ii) committed capital in respect of equity co-investments, junior capital investments, structured capital investments, and senior loans includes the commitment made by TIAA for the most recent year, and the outstanding principal balance of investments made in all preceding years; and (iii) committed capital in respect of secondaries includes commitments made by TIAA, which includes the aggregate commitment made by TIAA since the inception of the strategy in 2022 and inclusive of the current year's allocation. In determining committed capital in respect of Churchill’s management of institutional separate accounts for third party institutional clients, committed capital includes the aggregate commitments made by such third party clients, so long as such commitments remain subject to recycling. Thereafter, outstanding principal balance is used in respect of any applicable commitment (or portion thereof) that has expired. Due to the foregoing, committed capital figures may be adjusted over the course of a financial period, based on accounts transitioning the calculation methodology from capital commitment to invested capital.
ITEM 1. BUSINESS
We were formed on February 8, 2022 as a Delaware statutory trust. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, Teachers Insurance and Annuity Association of America (“TIAA”) contributed certain portfolio investments to the Fund and NCPCIF SPV I LLC (now known as Churchill NCPCIF CLO-I LLC) and, in connection therewith, the Fund entered into the Note (as described below) and issued Class I shares to TIAA.

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
Each of the Adviser, Churchill and Nuveen Asset Management are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are controlled by Nuveen, LLC (“Nuveen”). Nuveen is the investment management arm of Teachers Insurance and Annuity Association of America (“TIAA”), a life insurance company founded in 1918 by the Carnegie Foundation for the Advancement of Teaching and the companion organization of College Retirement Equities Fund.
Under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their staff.
Our investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms. We define “middle market companies” as those with $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”).
The Adviser — Churchill PCIF Advisor LLC
Churchill PCIF Advisor LLC, a Delaware limited liability company, serves as our Adviser pursuant to the Advisory Agreement. The Adviser is responsible for the overall management of our activities pursuant to the Advisory Agreement.
The Adviser has delegated substantially all of its daily portfolio-management obligations as set forth in the Advisory Agreement to Churchill pursuant to the CAM Sub-Advisory Agreement. The Adviser has general oversight over the investment process on our behalf and manages our capital structure, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for our performance under the terms of the Advisory Agreement.
The Sub-Adviser — Churchill Asset Management LLC
Churchill serves as our Sub-Adviser pursuant to the CAM Sub-Advisory Agreement. Under the terms of the CAM Sub-Advisory Agreement, Churchill: (i) identifies, evaluates and negotiates the structure of our investments (including performing due diligence on prospective portfolio companies); (ii) closes and monitors our investments; and (iii) determines the securities and other assets to be purchased, retained or sold by us. The Adviser and Churchill have entered into the CAM Sub-Advisory Agreement, which has been approved by Board
In addition to serving as our Sub-Adviser, Churchill manages other middle-market investment strategies for affiliated entities such as TIAA, its ultimate parent company, as well as for third-party institutional investors, private funds and accounts, Nuveen Churchill Direct Lending Corp., a BDC, NC SLF Inc. and Corient Registered Alternatives Fund, each a closed-end investment company registered under the 1940 Act.
Churchill manages (directly or as a sub-adviser) over $52 billion of committed capital across its integrated capital solutions platform as of January 1, 2025. Churchill managed a range of vehicles, including BDCs, registered closed-end investment companies, separate accounts, structured finance products, and private funds investing in private middle market leveraged loans, subordinated debt, equity related securities, private equity, limited partner commitments, and related strategies. Of its over $52 billion of committed capital across the platform, Churchill manages over $11 billion in limited partner capital commitments to approximately 325 private equity funds on behalf of TIAA’s general account and third-party investors. Churchill offers a full array of solutions across the capital structure, benefiting from the investment guidance of its principals who have a long history of disciplined investing in the middle market across various economic cycles. With over $28 billion of committed capital dedicated to middle market private credit as of January 1, 2025, Churchill provides us with the ability to invest in larger transactions while limiting concentration in our portfolio. While it is managed and operated independently of TIAA and Nuveen, Churchill benefits from the scale, capital and resources of its parent companies.
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
The Sub-Adviser — Nuveen Asset Management LLC
Nuveen Asset Management conducts its high yield corporate and leveraged loan investment activities through its leveraged finance platform (“Nuveen Leveraged Finance”), offering investors access to high yield, leveraged loan and alternative credit strategies that draw upon Nuveen’s size and scale. Nuveen provides a comprehensive range of outcome-focused investment solutions designed to secure the long-term financial goals of institutional and individual investors. As the investment management business of TIAA, Nuveen has approximately $1.3 trillion in assets under management as of December 31, 2024, with its affiliates offering deep expertise across a comprehensive range of traditional and alternative investments through a wide array of vehicles and customized strategies.
Investment Advisory Agreement
Under the Advisory Agreement, the Fund has agreed to pay the Adviser a base management fee and an incentive fee based on its investment performance. The Board, including all of the trustees who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Company Act) of the Fund, the Advisers, or any of their respective affiliates (the “Independent Trustees”), has approved the Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by, the 1940 Act.
Base Management Fee
The management fee will be payable monthly in arrears at an annual rate of 0.75% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has operations, net assets will be measured as the beginning net assets as of the date on which the Fund breaks escrow. In addition, the Adviser has agreed to waive its management fee until the expiry of twelve months from the Escrow Break Date, and 50% of the management fee will be waived for the period from June 1, 2024 through May 31, 2025.
Incentive Fee
The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not: (i) incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
Incentive Fee Based on Income
The portion based on income is based on our Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments (as discussed further below) are also excluded from Pre-Incentive Fee Net Investment Income Returns.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6% annualized).

Subject to the fee waiver described below, we will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.76% (7.06% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.76%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 15% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter; and
•15% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.76% (7.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
These calculations will be pro-rated for any period of less than three months.
The Adviser has agreed to waive 100% of the incentive fee based on income until the period ending May 31, 2025.
Incentive Fee Based on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:
•15% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
Each year, the fee paid for the capital gains incentive fee will be net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act including Section 205 thereof.
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.
Sub-Advisory Agreements
The Board, including all of the Independent Trustees, has approved the CAM Sub-Advisory Agreement and the NAM Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by, the 1940 Act.
CAM Sub-Advisory Agreement
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
NAM Sub-Advisory Agreement
Nuveen Asset Management may manage certain of the Fund’s liquid investments pursuant to the NAM Sub-Advisory Agreement. The Adviser will pay, monthly in arrears, 50% of the aggregate amount of the management fee payable to the Adviser under the Advisory Agreement associated with the liquid investments managed by Nuveen Asset Management at the direction of Churchill. Fees payable to Nuveen Asset Management will be borne entirely by the Adviser, and will not be directly incurred by the Fund.

Expense Support Agreement

The Fund has entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with Churchill. Nuveen Alternative Holdings, an affiliate of the Adviser and Churchill, may pay (or cause one or more of its affiliates to pay) certain expenses of the Fund, provided that no portion of the payment will be used to pay any interest expenses of the Fund and/or shareholder servicing fees of the Fund (each, an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from Churchill to pay such expense, and/or by an offset against amounts due from the Fund to the Adviser or its affiliates. For more information on the Expense Support Agreement, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Employees
We do not have any employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the CAM Sub-Advisory Agreement, and the investment professionals of Nuveen Leveraged Finance with respect to our liquid investments in accordance with the terms of the NAM Sub-Advisory Agreement.
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
Scaled Platform with Extensive Private Credit Expertise
Since 2006, Churchill’s senior leadership team has worked together to establish a cycle-tested track record in direct lending and private capital investments, and today, we believe that Churchill is one of the largest managers of private capital investments. The Churchill team has deep middle market investment expertise, providing customized financing solutions to private equity-backed middle market companies across the capital structure, including senior loans, junior capital, equity co-investments and similar equity-related securities. Overseeing over $52 billion in committed capital as of January 1, 2025 and deploying over $13 billion in the year ended December 31, 2024 across its multiple investment strategies, Churchill is one of the most active direct lenders in the U.S. middle market. With nearly 200 dedicated professionals in New York, Charlotte, Chicago, Los Angeles and Dallas, Churchill operates a fully integrated investment platform with advanced infrastructure, risk management, investor relations, finance, operations, and legal support functions. The scale of Churchill’s platform provides us with the ability to invest in larger transactions with limited concentration in our portfolio. We believe that the breadth and depth of Churchill’s expertise, coupled with its long history of disciplined investment across industries and various economic cycles, provides differentiated strengths when sourcing and evaluating large and complex investment opportunities.
Unique Benefits from Alignment with Nuveen and TIAA
Churchill benefits substantially from the scale and resources of its parent company, Nuveen, and Nuveen’s ultimate parent company, TIAA. Nuveen, as the investment management division of TIAA, is one of the world’s largest asset managers with $1.3 trillion assets under management as of September 30, 2024, of which approximately $125 billion is invested in private capital. TIAA, a leading provider of secure retirement and outcome-focused investment solutions to millions of people and thousands of institutions, is the third largest private debt investor in the world.1 Together, TIAA and Nuveen have been investors in the private debt and equity markets for over 50 years.

Leveraging the scale, capital and resources of Nuveen’s platform, Churchill is able to focus on its middle market investment expertise. Specifically, Nuveen’s distribution capabilities from its approximately 160 person U.S. wealth coverage team enable Churchill to prioritize originating, underwriting and managing its high quality, diversified portfolios while relying on Nuveen’s retail and wealth distribution platform.

1 Source: Rankings published in the Private Debt Investor Magazine’s Global Investor 50, December 2023/January 2024. Private Debt Investor Magazine’s research and analytics team carried out primary and secondary research on more than 100 institutions to produce rankings on the world’s largest institutional private debt investors based on the market value of private debt portfolios. Nuveen submitted data to the research and analytics team. There were no fees paid in connection with this recognition.

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

Strong Private Equity Relationships and Fund Investments Drive Proprietary Origination Opportunities
Churchill believes it has established itself as a highly value-additive capital provider and partner of choice for leading private equity firms given its ability to provide a full array of scaled solutions across the capital structure. Churchill’s dedicated loan origination team has cultivated deep, long-standing relationships with over 575 middle market private equity firms across diversified strategies, industry focus and U.S. geographies. Of over $52 billion of committed capital as of January 1, 2025, over $11 billion is comprised of committed capital that supports a carefully constructed portfolio of primary limited partner capital commitments made by TIAA and certain other institutional investor clients of Churchill to approximately 325 private equity funds primarily focused on the U.S. middle market. This long-standing and growing portfolio of limited partner capital commitments positions Churchill as one of the largest and most active private equity fund investment managers focused on the core U.S. middle market. We believe Churchill’s role as a valuable limited partner and its fully integrated partnership approach helps drive differentiated origination opportunities often on an early look, first access basis. Additionally, we believe Churchill’s deep network of private equity relationships and representation on hundreds of private equity fund advisory boards further enhances Churchill’s proprietary deal sourcing advantages while remaining highly selective of investment opportunities without compromising on its stringent underwriting standards or transaction terms. Churchill is a trusted and desired financing partner, demonstrated by its ability to earn the lead or co-lead role in approximately 80% of its senior loan transaction volume in the trailing twelve-months ended December 31, 2024. In this capacity, Churchill is able to structure and negotiate transactions directly with the private equity sponsor, driving efficiencies and stronger relationships, often leading to the sponsor’s decision to select Churchill as a lead lending partner for subsequent transactions as well. Churchill’s sourcing strategy is not, however, entirely centered on leading every transaction as it also partners with other middle market lenders on attractive investment opportunities, helping to drive a more stable and reliable capital deployment pace in the middle market.

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

Proven Leadership Team with Extensive Private Capital Experience Across Economic Cycles

Churchill is led by industry veterans who bring on average more than 25 years of experience in middle market investing, the majority of whom have worked together for over a decade and have demonstrated an ability to prudently invest across various economic cycles at Churchill and its predecessor entities. Churchill was founded by current senior management team members Kenneth Kencel, Randy Schwimmer and Christopher Cox (the “Churchill Founders”), who have together unanimously approved all of the over 875 senior loans made by Churchill and its predecessor entities since 2006. This core management team has been strengthened with the addition of several additional senior executives from Churchill’s predecessor entities and its ultimate parent company, TIAA. Among these additional senior management colleagues are Mathew Linett and Shai Vichness, who comprise the remaining members of the investment committee dedicated to senior loan opportunities alongside the Churchill Founders. Additionally, in connection with its affiliation with TIAA, Churchill assumed management of TIAA’s private equity and junior capital investment management platform, resulting in a unified middle market private capital asset management firm that capitalizes on opportunities throughout the U.S. sponsor-backed middle market.

Investment Selection Criteria
We primarily invest in first-lien senior secured debt and unitranche loans. In addition, we have and may continue to invest opportunistically in (i) secured second-lien loans, (ii) subordinated loans (both secured and unsecured) that provide for high fixed interest rates with substantial current interest income, and potentially equity participation or warrants that materially enhance the overall return of the security, and (iii) equity co-investments alongside private equity sponsors in a limited number of transactions where we believe the potential returns are attractive.
We have identified a number of key attributes when evaluating new investment opportunities that are aimed at offering attractive risk / reward characteristics. Our objective is to invest broadly across a diverse set of companies and industries to limit the risk of and the impact that a potential downturn could have on our overall portfolio. We target a diverse investment portfolio with an average investment size of 1 - 2% per portfolio company. Churchill’s investment teams seek to identify new transactions based on the following key criteria, while also applying in-depth fundamental underwriting and credit research to produce reliable investment decisions designed to minimize potential losses:
Established Companies with Attractive Business Prospects
We seek to invest in core U.S. middle market companies typically generating between $10 million to $100 million of annual EBITDA, which we believe have developed strong and sustainable leading positions within their respective markets. These companies must also exhibit the potential to maintain sufficient cash flows and profitability to service their obligations across various economic environments, while continuing to grow and/or maintain their market position. To this end, we screen for non-cyclical companies with market-leading products and/or services, attractive industry fundamentals, strong pricing power and ability to pass through inflationary cost pressures, low capital expenditures requirements, as well as diversification of customers, products and suppliers. Furthermore, we seek to invest in companies with defensible market niches and barriers to entry and analyzes the strength of potential target companies by comparing them against similar businesses and competitors. We typically avoid reimbursement dependent, cyclical or commodity-driven industries.

Proven Management Teams with Established Track Records

When selecting investments, we focus on companies that possess experienced, high-quality management teams with a demonstrated track record of success. Examples of qualities sought in the portfolio company management teams include, but are not limited to, prior success operating in a leveraged environment and a demonstrated ability to adapt to challenging economic or business conditions. We also review the management team’s tenure and compensation structure to ensure their interests are aligned with the long-term success of the portfolio company, which provides us additional comfort in the portfolio company investment.

Strong Financial Performance

We perform comprehensive quantitative analysis on the historical and projected financial performance of a potential investment in a target company. Ideal target companies have strong and scalable revenues, and stable, predictable cash flows with low technology and market risk. Additionally, we seek companies that can demonstrate more than sufficient ability to service and repay debt obligations, have strong asset values and are resilient through different economic cycles. During the underwriting process, we develop multiple cash flow models reflecting different economic and operating scenarios, including a downside case that incorporates interest rate sensitivities to evaluate the company’s ability to service its debt in a rising rate environment, among other factors. These factors are used to identify and underwrite investments that present a strong potential return relative to the overall risk profile, while guiding to the appropriate capital structure through various economic conditions.

High-Quality Private Equity Sponsors

We focus on participating in transactions sponsored by what it believes to be high-quality private equity firms, as primarily determined by a private equity firm’s record of historical investment performance. Target investment opportunities typically include transactions where a private equity sponsor is willing to contribute significant equity capital as a percentage of enterprise value. We believe that private equity sponsors with significant equity capital at risk generally have the ability and strong incentive to support a borrower through a challenging economic environment with a variety of managerial, operational and financial resources, including potentially providing additional capital to the borrowers. We also evaluate a private equity sponsor’s role in the target company’s corporate governance and management which means the private equity sponsor is more likely to have an active and influential role in the target company’s operations and day-to-day activities. These factors, if identified, provide additional comfort and protection for our investments.

Portfolio Composition
As of December 31, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,563,049	$1,558,902	92.71%	$402,858	$399,882	78.10%
Subordinated Debt (1)	105,214	102,993	6.12%	103,888	101,930	19.90%
Equity Investments	19,418	19,714	1.17%	9,422	10,224	2.00%
Total	$1,687,681	$1,681,609	100.00%	$516,168	$512,036	100.00%
Largest portfolio company investment	$20,992	$21,429	1.27%	$10,731	$10,986	2.15%
Average portfolio company investment	$6,137	$6,115	0.36%	$3,246	$3,220	0.63%
_______________
(1)As of December 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014, and structured debt of $1,083 at fair value, and second lien term loans and/or second lien notes of $51,588, mezzanine debt of $52,535 and structured debt of $1,091 at amortized cost. As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760 at fair value, and second lien term loans and/or second lien notes of $53,365 and mezzanine debt of $50,523 at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2024 and December 31, 2023 was as follows:

Industry	December 31, 2024	December 31, 2023
Aerospace & Defense	1.93%	2.07%
Automotive	1.72%	1.10%
Banking, Finance, Insurance & Real Estate	3.90%	1.49%
Beverage, Food & Tobacco	5.40%	10.39%
Capital Equipment	7.45%	4.28%
Chemicals, Plastics & Rubber	2.64%	3.80%
Construction & Building	7.12%	4.78%
Consumer Goods: Durable	1.27%	3.76%
Consumer Goods: Non-durable	3.56%	5.97%
Containers, Packaging & Glass	1.14%	3.49%
Energy: Electricity	1.60%	0.43%
Energy: Oil & Gas	0.57%	3.08%
Environmental Industries	4.38%	3.04%
Healthcare & Pharmaceuticals	12.13%	10.08%
High Tech Industries	8.49%	4.81%
Hotel, Gaming & Leisure	0.38%	0.44%
Media: Advertising, Printing & Publishing	1.03%	1.33%
Media: Broadcasting & Subscription	0.33%	0.80%
Media: Diversified & Production	0.31%	—%
Metals & Mining	0.16%	0.10%
Retail	0.16%	—%
Services: Business	16.22%	16.82%
Services: Consumer	5.88%	5.73%
Sovereign & Public Finance	0.55%	0.77%
Telecommunications	2.50%	2.33%
Transportation: Cargo	2.02%	2.32%
Transportation: Consumer	1.13%	0.78%
Utilities: Electric	2.80%	0.51%
Utilities: Water	0.59%	—%
Wholesale	2.64%	5.50%
Total	100.00%	100.00%
See the consolidated schedule of investments as of December 31, 2024 and December 31, 2023 in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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

We currently have in place two special purpose vehicle asset credit facilities (the “Bank of America Credit Facility” and the “Scotiabank Credit Facility”), and one term debt securitizations (the “2024 Debt Securitization”) and in the future may enter into additional credit facilities. For more information on the Bank of America Credit Facility, the Scotiabank Credit Facility, and the 2024 Debt Securitization, see Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Environmental, Social and Governance Policies
Churchill has established a Responsible Investing policy for its investment program. Churchill is focused on delivering attractive risk-adjusted returns to its clients, including the Company, while upholding the highest ethical standards. Churchill assesses material environmental, social and governance (“ESG”) factors as part of its investment process, which Churchill believes helps both create and protect value for its clients and is consistent with its fiduciary duties and efforts to maximize returns.
As part of its investment process, Churchill evaluates ESG-related risks that Churchill believes have the potential to damage a company’s operations and reputation. During due diligence, Churchill’s responsible investing team performs an analysis of each proposed portfolio company's operating history to identify material ESG risk factors to potentially minimize defaults and losses in its portfolio. Churchill’s responsible investment team utilizes a proprietary ESG ratings template that applies a set of criteria against each proposed investment, the output of which helps to inform Churchill’s determination of portfolio company suitability.
Churchill's ESG ratings template is designed to provide an assessment of a portfolio company’s ESG risks and is intended to aid Churchill in evaluating the return and risk profile of a given investment. Using a proprietary ESG rating methodology, the template rates individual issuers based on its perceived level of ESG-related risks. Post-investment, portfolio companies are monitored on an ongoing basis. Churchill’s investment teams conduct reviews with management teams and investment partners to discuss developments at the portfolio company, which may include a discussion of legal claims, complaints, or environmental issues, should they arise. When necessary, ESG updates are discussed at periodic portfolio review meetings in order to perform an ongoing risk assessment.
Churchill’s Responsible Investing policy is updated as needed to reflect changing practices and industry standards. The consideration of ESG factors as part of Churchill’s underwriting and portfolio management process, however, does not mean that the Company will pursue a specific ESG investment strategy or that a portfolio company will be selected solely on the basis of ESG factors. Although Churchill believes that ESG considerations aid Churchill in evaluating the return and risk profile of a given investment, Churchill may make investment decisions for the Company other than on the basis of ESG considerations.
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
Human Resource Capital
We do not have any employees and do not expect to have any employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of our sub-adviser, Churchill, who source, evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the CAM Sub-Advisory Agreement.
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
Emerging Growth Company
We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which would occur if the market value of our common shares of beneficial interest that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards.
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
We generally are not able to issue and sell our common shares of beneficial interest at a price below NAV per share. We may, however, issue and sell our Common Shares, options or rights to acquire our Common Shares, at a price below the then-current NAV of our Common Shares if (1) our Board determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders approved our policy and practice of making such sales within the preceding 12 months.
We also may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, prior approval by the SEC.
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
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.
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
Code of Ethics. We and each of the Advisers are subject to a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by our officers and the Advisers’ employees. We have also adopted a separate code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions by our independent trustees. Individuals subject to these code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may obtain copies of these codes of ethics by e-mailing our Adviser at Investor.relations@churchillam.com, or by writing to our Adviser at Investor Relations c/o Churchill Asset Management, 375 Park Avenue, 9th Floor, New York, NY 10152. The code of ethics is also available on the EDGAR database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, the prior approval of the SEC. Churchill has received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of Churchill and certain funds managed and controlled by Churchill and its affiliates, subject to certain terms and conditions.
The Fund expects to co-invest on a concurrent basis with other affiliates of the Fund and the Adviser, unless doing so would be impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to the Adviser and certain other funds and accounts sponsored or managed by the Adviser and/or its affiliates, and the allocation procedures of the Adviser. On June 7, 2019, the SEC issued an exemptive order (the “Order”) that permits the Fund to co-invest in portfolio companies with certain funds or entities managed by the Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Order if the Board determines that it would be advantageous for the Fund to co-invest with other accounts sponsored or managed by Churchill or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. under the terms of the Order, a majority of the Independent Trustees are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Fund and the Fund’s shareholders and do not involve overreaching of the Fund or the Fund’s shareholders on the part of any person concerned and (2) the potential co-investment transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s then-current investment objective and strategies. The Board will regularly review the allocation policy of Churchill.

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
Other. The Fund will be periodically examined by the SEC for compliance with the 1940 Act and the Exchange Act, and is subject to the periodic reporting and related requirements of the Exchange Act.
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
Proxy Voting Policies and Procedures
The Board has delegated the responsibility for voting proxies relating to portfolio securities held by the Fund to the Adviser, and has approved the delegation of such responsibility from the Adviser to Churchill, and has directed Churchill to vote proxies relating to portfolio securities held by the Fund consistent with the duties and procedures set forth in Churchill’s policies and procedures. Churchill may retain one or more vendors to review, monitor and recommend how to vote proxies in a manner consistent with the duties and procedures set forth in such policies and procedures, to ensure that such proxies are voted on a timely basis and to provide reporting and/or record retention services in connection with proxy voting for the Fund.
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
Proxy Voting Records
You may obtain information about how Churchill voted proxies by making a written request for proxy voting information to: Nuveen Churchill Private Capital Income Fund, 375 Park Avenue, 9th Floor, New York, NY 10152, Attention: Chief Compliance Officer, Charmagne Kukulka.
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
Taxation as a Regulated Investment Company
We have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.
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
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on the portion of our income that is not timely distributed (or deemed distributed) to our shareholders.
In addition, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to make distributions to our shareholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” (as defined in the Code) or other income derived with respect to the business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of its assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of its assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled by us and which are determined, under applicable Code rules, are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (“OID”) (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), it must include in its taxable income in each year the portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in its taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because OID or other amounts accrued will be included in our investment company taxable income for the year of accrual and before we receive any corresponding cash payments, we may be required to make a distribution to shareholders in order to satisfy the Annual Distribution Requirement, even though we would not have received any corresponding cash payment.
Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC and, thus, become subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
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

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our shareholders that are sufficient for us to satisfy the Annual Distribution Requirement. However,our ability to dispose of assets may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, it may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to the Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder.
Failure to Qualify as a RIC
If we fail to qualify for treatment as a RIC, and certain relief provisions are unable to be satisfied, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our shareholders. Distributions would not be required but if such distributions are paid, including distributions of net long-term capital gain, they would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.
In order to requalify as a RIC, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax imposed at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

ITEM 1A. RISK FACTORS
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us also may impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value of our Common Shares could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
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
•There may be conflicts related to obligations that senior investment professionals of the Advisers and members of their investment committees have to other clients. There may be conflicts related to the investment and related activities of TIAA and the Advisers, and these conflicts could prevent us from making or disposing of certain investments on the terms desired.
•The recommendations that the Adviser gives to us may differ from those rendered to its other clients.
•Our management and incentive fee structure may create incentives for Churchill and certain of its investment professionals that are not fully aligned with the interests of our shareholders.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•We will be subject to U.S. federal income tax imposed at corporate rates on our earnings if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
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
•Churchill may not be able to achieve the same or similar returns as those achieved by its senior management and investment personnel while they were employed at prior positions.
•Our access to confidential information may restrict our ability to take action with respect to some of our investments, which, in turn, may negatively affect our results of operations.
We are subject to risks related to our operations.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.

•We typically invest in middle market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
•We may be subject to risks associated with our investments in senior loans, unitranche secured loans and securities, junior debt securities, “covenant-lite” loans, equity-related securities and syndicated loans.
•The lack of liquidity in our investments may adversely affect our business.
•Defaults by our portfolio companies will harm our operating results.
We are subject to risks related to an investment in our Common Shares.
•An investment in our Common Shares will have limited liquidity.
•We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
•Investing in our Common Shares involves a high degree of risk.
Risks Related to the Fund’s Business and Structure
Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to investors.
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
Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including, for example, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
We are required to carry our investments at market value or, if no market quotation is readily available, at fair value as determined in good faith by the Valuation Designee. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
Our financial condition and results of operations depend on our ability to manage our business effectively.
Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on the ability of Churchill to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective depends upon Churchill’s execution of our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Adviser is responsible for the overall management of the Fund’s activities pursuant to the Advisory Agreement and has delegated substantially all of its day-to-day portfolio management responsibilities to Churchill pursuant to the CAM Sub-Advisory Agreement. The senior origination professionals and other personnel of Churchill and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.
Churchill may not be able to achieve the same or similar returns as those achieved by its senior management and investment personnel while they were employed at prior positions.
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
We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles, such as hedge funds, may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle market companies. As a result, competition for investments in middle market companies has intensified, and we expect that trend to continue. Certain of our existing and potential competitors are large and may have greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.
Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to obtain and maintain our RIC tax treatment. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
Many of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser, as the Valuation Designee, subject to the oversight of the Board, and, as a result, there may be uncertainty as to the value of our portfolio investments.
Our Board designated the Adviser as our Valuation Designee pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of our investments that do not have readily available market quotations. Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by the Valuation Designee, subject to the oversight of the Board. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
We have not established any limit on the amount of funds we may use from certain available sources, such as proceeds from the Fund’s offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Our use of borrowings, if any, to fund distributions is subject to the limitations set forth in Section VI.K of the NASAA Omnibus Guidelines (as defined below) and Section 5.4(f) of our Declaration of Trust. However, shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to makes such expense reimbursements or waivers of such fees. Further, if the Adviser elects to cover certain of our expenses pursuant to the Expense Support Agreement, this could cause a smoothing effect on our distributions because we will be able to pay distributions at times when we may otherwise be unable to. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. Further, the per share amount of distributions on Class S, Class D and Class I shares may differ because of different allocations of class-specific expenses. For example, distributions on Class S and Class D shares will be lower than on Class I shares because Class S and Class D shares are subject to different shareholder servicing and/or distribution fees. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or expense reimbursements that we may otherwise owe to them, if any.
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
There are significant financial and other resources necessary to comply with the requirements of being an SEC reporting entity, and non-compliance may adversely affect us.
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

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer.” As a publicly reporting entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our shares.

We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.
We will be and we will remain an “emerging growth company” as defined in the JOBS Act for up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement, or until the earlier of (a) the last day of the first fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.
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
As a BDC, we will be required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Valuation Designee. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.
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

The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Fund and returns to the Fund, among other things. The U.S. credit markets (in particular for middle market loans) have experienced the following among, other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.
These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, continued increase in interest rates or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.
While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may negatively impact our earnings and result in decreased dividends to our shareholders.
If current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. We also continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States, which could adversely impact our results of operations and financial condition.
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
In addition, we generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

We cannot be certain as to the duration or magnitude of the ongoing economic condition in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we have downgraded our internal ratings with respect to certain companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information becomes available.
New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Following the November 2024 elections in the United States, the Republican Party controls the Presidency, the Senate and the House of Representatives. Any new or changed laws or regulations, as well as changes in the positions of regulatory agencies, which may lead to changes in the level of oversight in the financial service industry, could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. The nature, timing and economic effects of any potential changes to the current legal and regulatory framework affecting the financial service industry remains uncertain.
The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.
We invest in securities of issuers that are subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations. Companies participating in regulated activities could incur significant costs to comply with these laws and regulations. If a company in which we invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of U.S. federal income taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of Churchill to other types of investments in which Churchill may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investment in us. If we invest in commodity interests in the future, the Advisers could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) or could determine to operate subject to CFTC regulation, if applicable. If we, the Adviser or Churchill were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulations. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, negatively impact us.
There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers or the cost of such goods and have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.
The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
We, and others in our industry, are the targets of malicious cyber activity, which we work hard to prevent. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of the members of our management were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
The Adviser, Churchill and their third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Adviser and Churchill may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal, and other information processed and stored in, and transmitted through, the Adviser’s and Churchill’s computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss.
Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by the Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.
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
The financial markets have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there can be no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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
Downgrades of the U.S. credit rating, impending automatic spending cuts or government shutdowns could negatively impact our liquidity, financial condition and earnings.
U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, but there is no guarantee that any such legislation will be passed in the future. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s credit rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. There is no guarantee that there will not be a further downgrade in the future.

The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
On January 31, 2020, the United Kingdom ended its membership in the European Union, referred to as Brexit. Following the termination of a transition period, the United Kingdom and the European Union entered into a trade and cooperation agreement to govern the future relationship between the parties, which entered into force on May 1, 2021 following ratification by the European Union. In addition, on December 24, 2020, the European Union and United Kingdom governments signed a trade deal that governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.
Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit remain unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult or more expensive, for us to execute prudent currency hedging policies.
Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objective.
Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our offering to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to the Fund exist and may have lower expenses and/or lower investment risk than the Fund. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.
Risks Related to Our Investments
Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.
Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we may invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to senior loans. As such, other creditors may rank senior to us in the event of an insolvency.

We typically invest in middle market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
We invest in loans to middle market, privately owned companies. Compared to larger, publicly traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of borrowers may entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.
Investing in middle market, privately owned companies involves a number of significant risks, including, but not limited to, that middle market companies:
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
We invest in senior loans, which are usually rated below investment grade or also may be unrated. As a result, the risks associated with senior loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments. Investments in senior loans rated below investment grade is considered speculative because of the credit risk of the company incurring the indebtedness. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a senior loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior loan may decline in value or become illiquid, which would adversely affect the senior loan’s value.
There may be less readily available and reliable information about most senior loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. As a result, Churchill will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we will be particularly dependent on the analytical abilities of Churchill.
In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain senior loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that we may not be able to sell senior loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

We are subject to risks associated with our investments in junior or subordinated debt securities.
We invest in junior capital investments, which are typically comprised of second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with PIK income). Although certain junior capital investments are typically senior to common stock or other equity securities, the equity and junior debt securities in which we will invest may be subordinated to substantial amounts of a portfolio company’s senior debt, all or a significant portion of which may be secured. Such junior or subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same portfolio company. These subordinated securities may not be protected by financial covenants, such as limitations on the incurrence of additional indebtedness, that may apply to certain types of senior secured debt instruments. Holders of junior and subordinated debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefiting senior creditors.
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
We are subject to risks associated with our investments and trading of liquid assets, including broadly syndicated loans.
From time to time, we may invest in liquid assets, such as broadly syndicated loans, high yield bonds, structured finance securities, shares of investment companies and other instruments that may be publicly traded and have a readily available market value. These investments may expose us to various risks, including with respect to liquidity, price volatility, interest rate risk, ability to restructure in the event of distress, credit risks and less protective issuing documentation, than is the case with the private middle market loans that comprise the majority of our investment portfolio. Certain of these instruments may be fixed rate assets, thereby exposing us to interest rate risk in the valuation of such investments. Additionally, the financial markets in which these assets may be traded are subject to significant volatility (including due to macroeconomic conditions), which may impact the value of such investments and our ability to sell such instruments without incurring losses. The foregoing may result in volatility in the valuation of our liquid investments (including in any broadly syndicated loans that we invest in), which would, in turn, impact our NAV. Similarly, a sudden and significant increase in market interest rates may increase the risk of payment defaults and cause a decline in the value of these investments and in our NAV. We may sell our liquid investments (including broadly syndicated loans) from time to time in order to generate proceeds for use in our investment program, and we may suffer losses in connection with any such sales, due to the foregoing factors. We may not realize gains from our investments in liquid assets and any gains that we realize may not be sufficient to offset any other losses we experience.
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
The loans we make in portfolio companies may become non-performing.
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
Generally, all of our assets are invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to comply with the requirements applicable to us as a BDC and maintain our qualification as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.
Additionally, any disruption in economic activity may have a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.
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
Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to the benchmark rate are not certain. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to increase our distribution rate, which could reduce the value of our Common Shares. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. It is possible that the Federal Reserve’s tightening cycle could also result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition.
In the current and future periods of rising interest rates, to the extent we borrow money subject to a floating interest rate (such as the Bank of America Credit Facility and the Scotiabank Credit Facility), our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.
If interest rates rise, there is also a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Elevated interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, elevated interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.
Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited.
In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Many of our portfolio companies will be susceptible to economic slowdowns or recessions, and as a result, may be unable to repay our loans during these periods. Therefore, any non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.
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
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency, and the consideration of ESG factors in our investment processes. Additionally, we risk damage to our brand and reputation if Churchill fails to originate, underwrite and manage assets on our behalf consistent with its ESG disclosures and practices. Adverse incidents with respect to ESG activities could impact the value of Churchill’s and the Fund’s brand, the cost of our operations, and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
On the other hand, we may similarly face damage to our brand or reputation if we do not adequately address differing stakeholder and regulator perspectives on ESG policies and disclosure. Some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to ESG initiatives. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and could adversely impact our reputation and business. Rules, regulations and stakeholder expectations concerning ESG matters have been subject to increased attention and shifting focus in recent years. If Churchill fails or is perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that Churchill’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.
Churchill’s consideration of ESG factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause Churchill to consider taking a different action than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds or other investors that do not consider such risks and opportunities.
Although Churchill’s view is that considering ESG factors as part of the investment process could potentially enhance or protect the performance of investments over the long-term, Churchill cannot guarantee that any consideration of ESG factors will positively impact the performance of the Fund.
The data we use to make ESG-related determinations may not guarantee that our investments satisfy applicable ESG criteria.
Churchill receives ESG-related data from third parties and evaluates potential investments in part based on third party ESG rating systems. The criteria used in these ratings systems may conflict with actual results and may change frequently. We cannot predict how these third parties will score our portfolio companies nor can we have any assurance that they score our portfolio companies accurately.
The effect of global climate change may impact the operations and valuation of our portfolio companies.
Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather events (including wildfires, droughts, hurricanes, and floods) in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions, which, in turn, may impact the business operations of our portfolio companies.
Some of our portfolio companies may periodically become subject to new or strengthened regulations or legislation to address global climate change, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.
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
We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the CAM Sub-Advisory Agreement, and the investment professionals of Nuveen Leveraged Finance with respect to certain of our liquid investments managed by Nuveen Asset Management in accordance with the terms of the NAM Sub-Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of Churchill and Nuveen Leveraged Finance. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is not subject to an employment contract with the Fund, and the departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.
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

Churchill evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the CAM Sub-Advisory Agreement and Nuveen Asset Management evaluates, negotiates, structures, and monitors certain of our liquid investments in accordance with the NAM Sub-Advisory Agreement. We can offer no assurance, however, that the current senior investment professionals of Churchill or Nuveen Asset Management will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Nuveen and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective.
The Investment Committee that oversees our investment activities is comprised of representatives of both Investment Teams. The Investment Committee consists of Messrs. Kencel, Strife, Linett and Schwimmer. The loss of any member of the Investment Committee or of other Churchill or Nuveen senior investment professionals could negatively impact our ability to achieve our investment objective and operate as anticipated. This could have a material adverse effect on our financial condition and results of operations.
Our access to confidential information may restrict our ability to take action with respect to some of our investments, which, in turn, may negatively affect our results of operations.
We, directly or through the Advisers, may obtain confidential information about the companies in which we may invest or be deemed to have such confidential information. The Advisers may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and the Advisers to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Advisers may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Advisers come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Advisers’ information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Advisers to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisers in the course of their duties. Additionally, there may be circumstances in which one or more individuals associated with our Advisers will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Advisers.
The Adviser and its affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay the Adviser an incentive fee that is based on the performance of our portfolio and a base management fee that is based on the value of our net assets as of the beginning of the first calendar day of the applicable month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined also may encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See Note 7 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
Our Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
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

There may be conflicts related to obligations that senior investment professionals of the Advisers and members of their investment committees have to other clients. There may be conflicts related to the investment and related activities of TIAA and the Advisers, and these conflicts could prevent us from making or disposing of certain investments on the terms desired.
The senior investment professionals and members of the investment committee of each investment team serve or may serve as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by Churchill or its affiliates. Similarly, Churchill may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, certain members of the investment committee have and will continue to have management responsibilities for other investment funds, including Nuveen Churchill Direct Lending Corp., a BDC, and NC SLF Inc., a closed-end investment company registered under the 1940 Act, and other accounts or other investment vehicles sponsored or managed by affiliates of Churchill, or other third-party registered investment advisors. Churchill seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, Churchill or its affiliates also earn additional fees related to the securities in which the Fund invests, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions. For example, Churchill and its affiliates may act as an arranger, syndication agent or in a similar capacity with respect to securities in which the Fund invests, where Churchill’s investment staff sources and arranges financing transactions that may be eligible for investment by its client accounts (including the Fund), and in connection therewith commits to source, arrange and issue such financing instruments as may be required by the related issuer(s). In connection with such sourcing and arranging activity, such issuer(s) agree to pay to Churchill and its affiliates compensation in the form of closing or arrangement fees, which compensation is paid to them at or immediately prior to the funding of such financing, separately from management fees paid by the Fund. Additionally, affiliates of Churchill may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder.
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

In addition, TIAA and other client accounts of Churchill, in connection with an advisory relationship with Churchill, may be a limited partner investor in many of the private equity funds that own the portfolio companies in which the Fund will invest or TIAA may otherwise have a relationship with the private equity funds or portfolio companies, which may give rise to certain conflicts or limit the Fund’s ability to invest in such portfolio companies. TIAA (and other private clients managed by Churchill and its affiliates) also may hold passive equity co-investments in such private equity funds or portfolio companies owned by such fund, or in holding companies elsewhere in the capital structure of the private equity fund or portfolio company, which may give rise to certain conflicts for the investment professionals of affiliates of the Advisers when making investment decisions.
Nuveen Asset Management may manage certain of our liquid investments pursuant to the NAM Sub-Advisory Agreement. The percentage of our portfolio allocated to the liquid investment strategy managed by Nuveen Asset Management will be at the discretion of Churchill. Nuveen Asset Management may serve as managing member, adviser or sub-adviser to one or more affiliated private funds or other pooled investment vehicles. Investment professionals associated with Nuveen Asset Management are actively involved in other investment activities not concerning the Fund and will not devote all of their professional time to the affairs of the Fund. For example, Nuveen Asset Management may compete with other affiliates and other accounts for investments for the Fund, subjecting Nuveen Asset Management to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending acquisitions on the Fund’s behalf. In the event that a conflict of interest arises, Nuveen Asset Management will endeavor, so far as it is able, to ensure that such conflict is resolved in a manner consistent with applicable law and its internal policies. There can be no assurance that Nuveen Asset Management will resolve all conflicts of interest in a manner that is favorable to the Fund and any such conflicts of interest could have a material adverse effect on the Fund.
The time and resources that individuals employed by Churchill devote to us may be diverted and we may face additional competition because individuals employed by Churchill are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
Churchill and individuals employed by Churchill are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by Churchill or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with Churchill and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that Churchill will be given the opportunity to cause us to participate in certain transactions originated by affiliates of Churchill, Churchill may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) Churchill may not have the opportunity to cause us to participate. Affiliates of Churchill, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. However, Churchill will devote such time and attention to our affairs as it determines in its discretion is necessary to carry out our operations effectively.
Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates, including Nuveen Churchill Direct Lending Corp., NC SLF Inc., Corient Registered Alternatives Fund and other funds and accounts that the Advisers manage, without the prior approval of our Independent Trustees and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying any security from such affiliate, absent the prior approval of our Independent Trustees. The 1940 Act also prohibits us from participating in certain “joint transactions” with certain of our affiliates, including Nuveen Churchill Direct Lending Corp., NC SLF Inc., Corient Registered Alternatives Fund and other funds and accounts that the Advisers manage, which could include investments in the same portfolio company without prior approval of our Independent Trustees and, in some cases, of the SEC. For example, we are prohibited from buying or selling any security from or to any person (or certain affiliates of a person) who owns more than 25% of our voting securities, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company at the same time as another fund managed by any of the Advisers or their affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, co-invest with each Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the applicable Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We also may co-invest with the Advisers’ or their affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, and Churchill’s allocation policy, which Churchill maintains in writing. Under this allocation policy, a portion of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by Churchill. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

Additionally, the Fund, the Advisers and certain other funds and accounts sponsored or managed by the Advisers and their affiliates have been granted the Order by the SEC, which permits the Fund greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Fund to co-invest with other accounts sponsored or managed by the Advisers or their affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
In situations where co-investment with other funds managed by one of the Advisers or their affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients or where the different investments could be expected to result in a conflict between our interests and those of other clients of the Advisers that cannot be mitigated or otherwise addressed pursuant to the policies and procedures of the applicable Adviser, the applicable Adviser must decide which client will proceed with the investment. Each Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). Moreover, there will be a conflict of interest if we invest in any issuer in which a fund managed by the Advisers or their affiliates, including Nuveen Churchill Direct Lending Corp., NC SLF Inc., Corient Registered Alternatives Fund and other funds and accounts that the Advisers manage, has previously invested, and in some cases, we will be restricted from making such investment. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates.
The Adviser, Churchill and Nuveen Asset Management can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Each of the Adviser, Churchill and Nuveen Asset Management has the right to resign under the Advisory Agreement, the CAM Sub-Advisory Agreement and the NAM Sub-Advisory Agreement, respectively, without penalty at any time upon 120 days’ written notice to us, whether we have found a replacement or not. If the Adviser or Churchill resigns, we may not be able to find a new investment adviser or sub-adviser, respectively, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If Nuveen Asset Management resigns, we may not be able to find a new sub-adviser or hire internal management with similar expertise to manage our liquid investments and the ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our Common Shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser, Churchill, Nuveen Asset Management and their affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
Our Common Shares may be purchased by Churchill or its affiliates.
Churchill and its affiliates expect to purchase our Common Shares. Churchill and its affiliates will not acquire any Common Shares with the intention to resell or re-distribute such Common Shares. The purchase of Common Shares by Churchill and its affiliates could create certain risks, including, but not limited to, the following:
•Churchill and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our Common Shares; and

•substantial purchases of Common Shares by Churchill and its affiliates may limit Churchill’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.
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
We may bear more or less of the costs of soft dollar or other research than other clients of Churchill, Nuveen Asset Management and each of their respective affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of Churchill and its affiliates. Research generated for Churchill’s credit strategy on our behalf will be used to benefit other investment strategies of Churchill and its affiliates, including Nuveen Churchill Direct Lending Corp., NC SLF Inc., Corient Registered Alternatives Fund and other funds and accounts that Churchill manages. Furthermore, Churchill’s implementation of a credit strategy on our behalf will rely on its affiliates’ research efforts to manage the client/fund portfolios of such affiliates.
Our management and incentive fee structure may create incentives for Churchill and certain of its investment professionals that are not fully aligned with the interests of our shareholders.
The Advisory Agreement, the CAM Sub-Advisory Agreement and the NAM Sub-Advisory Agreement will not be entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Adviser, and indirectly to Churchill and Nuveen Asset Management to manage our portfolio investments and certain of our Liquid Investments, respectively, may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.
The Intermediary Manager’s influence on the Fund’s offering gives it the ability to increase the fees payable to the Adviser.
The Adviser is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Intermediary Manager, an affiliate of the Adviser will be incentivized to raise more proceeds in our offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which, in turn, would increase the base management fee payable to the Adviser.
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
Further, as a BDC, we are able to pay the Adviser both a base management fee and incentive fee on income and capital gains as compensation for its efforts. If we were to become regulated as a registered closed-end investment company, we could not pay the Adviser an incentive fee on capital gains unless we restricted sales of our Common Shares to “qualified clients” under the Advisers Act. Such a compensation structure could have the effect of de-incentivizing the Adviser in its efforts to seek and retain the best investment opportunities for us in fulfillment of our strategy.
Finally, as a BDC, we retain greater flexibility to engage in transactions with our affiliates in alignment with the provisions set forth in Section 57 of the 1940 Act. If we were to become regulated as a registered closed-end investment company, we would be subject to the provisions governing transactions with affiliates set forth in Section 17 of the 1940 Act, including prohibitions on transactions with affiliates of the Adviser absent an exemptive order from the SEC. These restrictions would limit our ability to effectuate our investment strategy and potentially hinder our operations and, in turn, our results.
Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.
We may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to qualify as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current shareholders in us.
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our Common Shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fees or any incentive fees payable to the Adviser.
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
Our credit facilities and other borrowing arrangements impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition, results of operations and liquidity.
The following table illustrates the effect of leverage on returns from an investment in our shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Portfolio (Net of Expenses)
	(10)%	(5)%)	0%	5%	10%
Corresponding Return to Common Shareholders(1)	(11.08)%	(6.08)%	(1.08)%	3.92%	8.92%
________________
(1) Based on (i) $1,776.5 million in total assets as of December 31, 2024, (ii) $909.5 million in outstanding indebtedness at par, as of December 31, 2024, (iii) $826.1 million in net assets as of December 31, 2024 and (iv) an average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2024, of 7.43%.
Provisions in our credit facilities may limit our investment discretion.
Our existing and any future credit facilities may be backed by all or a portion of our loans and securities on which the lenders will have a security interest.
We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral agent for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with our credit facilities, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.
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
We are subject to risks associated with our debt securitization, which, along with any future CLOs, may subject us to certain structured financing risks.
As a result of debt securitizations sponsored by us, including the 2024 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In our debt securitizations, institutional investors purchase certain notes issued by our wholly-owned subsidiary in private placements. Pursuant to a collateral management agreement governing our debt securitization, we may incur liability as the collateral manager to our indirect, wholly-owned subsidiary. Additionally, as collateral manager to our indirect wholly-owned subsidiary, we manage multiple tranches of debt associated with the debt securitization. We also hold equity in the debt securitization, and this first loss position may create a more concentrated risk of loss compared to our overall portfolio. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.
The Notes and membership interests that we hold that were issued by our CLO are subordinated obligations of such CLO and we could be prevented from receiving cash from such CLO.
The notes offered in our debt securitization (the “Notes”) were issued by our indirect, wholly-owned, consolidated subsidiary (the “CLO”). The Notes that were issued by the CLO and retained by us are the most junior class of notes issued by the CLO, are subordinated in priority of payment to the other notes issued by CLO and will be subject to certain payment restrictions set forth in the indenture governing the Notes issued by such CLO. Therefore, we only receive cash distributions on the Notes if such CLO has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by the CLO has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Notes that we have retained at their redemption could be reduced. If the CLO does not meet the asset coverage tests or the interest coverage test set forth in the documents governing such debt securitization, cash would be diverted from the Notes that we hold to first pay the more senior notes issued by the CLO in amounts sufficient to cause such tests to be satisfied. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with the CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.
The CLO is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by the CLO have been paid in full on each payment date or upon maturity of such notes under such debt securitization documents. As the holder of the membership interests in the CLO, we could receive distributions, if any, only to the extent that the CLO makes distributions out of funds remaining after holders of all classes of notes issued by the CLO have been paid in full on the payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from the CLO, we could be unable to make distributions in amounts sufficient to qualify as a RIC, or at all.
We may be subject to conflicts of interest caused by our role as a collateral manager in CLO transactions.

We serve as collateral manager to our CLO under a collateral management agreement, and we may serve as collateral manager for additional CLOs in the future. There may be conflicts of interest associated with sponsoring and managing a CLO, including from the issuance of debt securitizations through CLOs we create to refinance our secured borrowings. In creating a CLO, we depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. A CLO also may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. Our use of CLOs that we manage to satisfy financing needs, including through the declaration of distributions or the negotiation of terms and covenants in the debt it issues, may create conflicts of interest.
In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.
U.S. Federal Income Tax Risks
We will be subject to U.S. federal income tax imposed at corporate rates on our earnings if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
We have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To qualify as a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute (or are deemed to distribute) for each taxable year at least 90% of our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. We will be subject to U.S. federal income tax imposed at corporate rates on any income that we do not timely distribute. In addition, we may be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ended on October 31 of the calendar year, and (iii) any certain undistributed amounts from the previous years on which we paid no U.S.federal income tax. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash needed to pay such annual distributions from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax imposed at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to U.S. federal income tax imposed at corporate rates, the resulting tax could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.
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
Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to U.S. federal income tax.
Some of our investments may be subject to U.S. federal income tax imposed at corporate rates.
We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to U.S. federal and state income taxes at corporate rates. We may invest in certain foreign debt and equity investments that could be subject to foreign taxes (such as income tax, withholding and value added taxes).
If we are not treated as a “publicly offered regulated investment company,” certain shareholders will be treated as having received certain income and their allocable share of expenses, which may not be deductible.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will continue to constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to the Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.
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

Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to U.S. federal income tax are constantly under review by persons involved in the legislative process, the Internal Revenue Service, and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S. federal income tax regulations, and there are a number of proposals in Congress that would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or the U.S. federal income tax consequences applicable to us and our investors. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.
Risks Related to an Investment in the Common Shares
We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Common Shares. Additionally, the Adviser will select our investments subsequent to our offering, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our Common Shares in our offering or any private offering and the time we invest the net proceeds. Our proportion of privately negotiated investments may be lower than expected. We also may from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
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
•failure to maintain our qualification as a RIC;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of the Adviser, Churchill or Nuveen Asset Management or certain of their key personnel;
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

Cybersecurity Program Overview

TIAA has instituted an enterprise cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to TIAA and its affiliates, which applies to the Fund and the Advisers. Cyber risk management is integrated into TIAA’s overall risk management program and involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Fund relies. TIAA relies on its internal subject matter experts and external experts, as needed, including, but not limited to, cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes applicable to the Advisers, the Fund and other affiliates of TIAA.

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

TIAA’s management team periodically reports to the Fund’s management on cybersecurity matters, primarily through presentations. Such reporting will include updates on TIAA’s cybersecurity program as it relates to the Fund, the external cybersecurity threat environment, and TIAA’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on TIAA’s preparedness, prevention, detection, responsiveness and recovery with respect to cybersecurity incidents.

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
ITEM 3. LEGAL PROCEEDINGS
We, our consolidated subsidiaries, and the Advisers are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Advisers may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business also is subject to extensive regulation, which may result in regulatory proceedings against us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Issuances
The offering consists of three classes of shares: Class S shares, Class D shares and Class I shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing shareholder servicing fees, each class of our Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.
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
Holders
As of March 4, 2025, there was 1,865 holders of record of our Class I shares of beneficial interest, 256 holders of record of our Class S shares of beneficial interest and 229 holders of record of our Class D shares of beneficial interest.
Sales of Unregistered Securities
We did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
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
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions. TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the Share Repurchase Plan limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall Share Repurchase Plan limits. Notwithstanding the foregoing, TIAA may sell a portion of its Class I shares to unaffiliated investors in reliance upon an exemption from registration under the Securities Act.
The following table presents the share repurchases completed for the year ended December 31, 2024:

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
August 29, 2024	Class I	September 27, 2024	$24.75	$383	15,531
November 27, 2024	Class I	December 27, 2024	$24.80	$1,692	68,293
November 27, 2024	Class D	December 27, 2024	$24.79	$314	12,686
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

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
Overview
We were formed as a Delaware statutory trust on February 8, 2022. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Our investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which we define as companies with $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). We primarily focus on investing in U.S. middle market companies with $10 million to $100 million of EBITDA, which we consider the core middle market.
We primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We target an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support our share repurchase program, we also will generally invest 5% to 10% of our assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”). While we seek to achieve the targets described above, the composition of the Fund’s investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities. For example, it is possible that the Fund will from time to time maintain a portfolio exclusively comprised of Senior Loan Investments, Junior Capital Investments or other fixed-income instruments, such as during its initial ramp-up phase.
Churchill PCIF Advisor LLC (the “Adviser”), a wholly owned subsidiary of Churchill Asset Management LLC (“Churchill”), serves as our investment adviser. Pursuant to the advisory agreement between us and the Adviser (the “Advisory Agreement”), the Adviser is responsible for the overall management of our activities, and has delegated substantially all of its daily portfolio management obligations to Churchill pursuant to a sub-advisory agreement by and between the Adviser and Churchill (the “CAM Sub-Advisory Agreement”). The Adviser and Churchill also have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management and together with the Adviser and Churchill, the “Advisers”), acting through its leveraged finance division, to manage certain of our Liquid Investments, subject to the pace and amount of investment activity in the middle market investment program, pursuant to a sub-advisory agreement by and among the Adviser, Churchill and Nuveen Asset Management (the “NAM Sub-Advisory Agreement”). Each of the Adviser, Churchill and Nuveen Asset Management is an indirect subsidiary of Nuveen, LLC (“Nuveen”), the investment management division of Teachers Insurance and Annuity Association of America (“TIAA”).
Churchill NCPCIF CLO-I LLC (“CLO-I”, formerly known as NCPIF SPV I LLC (“SPV I”)), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), NCPCIF SPV III, LLC (“SPV III”), and NCPCIF SPV IV LLC (“SPV IV”) are wholly owned subsidiaries of the Fund and are consolidated in these consolidated financial statements.
On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into the Note (as described below) and issued Class I shares to TIAA.
On December 11, 2024, we completed the acquisition of substantially all of the assets of Nuveen Churchill Private Credit Fund (“NCPCF” and the acquisition of NCPCF, the “NCPCF Acquisition”) pursuant to a Purchase and Sale Agreement, dated

October 23, 2024 (the “Purchase Agreement”), between us and NCPCF. Prior to NCPCF’s dissolution, we and NCPCF were affiliated BDCs, and NCPCF was externally managed by Churchill. Pursuant to the Purchase Agreement, at the Effective Time (as defined in the Purchase Agreement), we delivered to NCPCF an aggregate purchase price of $221.0 million, equal to the net asset value of NCPCF as of December 9, 2024, at which time NCPCF sold, transferred, assigned and conveyed to us substantially all of its assets, and we assumed all of NCPCF’s liabilities, including $281.5 million of indebtedness outstanding under the Scotiabank Credit Facility.
Under the Advisory Agreement, we pay the Adviser a base management fee as well as an incentive fee based on our investment performance. Under the administration agreement (the “Administration Agreement”) with Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC) as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Adviser, Churchill, Nuveen Asset Management and the Administrator are all affiliates and subsidiaries of Nuveen, the investment management division of TIAA.
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
Expenses
The Adviser, Churchill, Nuveen Asset Management and their respective affiliates are responsible for the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to the Fund. The Fund will bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to the Fund (such as items (iii) and (iv) listed below).

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
(iv)fees and expenses incurred by the Adviser (and its affiliates), Churchill (and its affiliates), Nuveen Asset Management (and its affiliates), or the Administrator (or its affiliates) payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Fund and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring the Fund’s investments and monitoring investments and portfolio companies on an ongoing basis;
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
(xxviii)fees, costs and expenses of winding up and liquidating the Fund’s assets; and
(xxix)all other expenses incurred by the Fund, the Adviser, Churchill, Nuveen Asset Management, or the Administrator in connection with administering the Fund’s business.
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the years ended December 31, 2024 and 2023 is presented below (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023
Net funded investment activity
New gross commitments at par (1) (2)	$1,095,696	$229,654
Net investments funded (2)	879,719	206,879
Investments sold or repaid	(201,591)	(47,485)
Net funded investment activity	$678,128	$159,394

Gross commitments at par (1) (2)
First-lien debt	$1,056,481	$211,842
Subordinated debt	27,773	11,809
Equity investments	11,442	6,003
Total gross commitments	$1,095,696	$229,654

Portfolio company activity
Portfolio companies, beginning of period	159	64
Number of new portfolio companies	159	104
Number of exited portfolio companies	(43)	(9)
Portfolio companies, end of period	275	159
Count of investments	477	252
Count of industries	30	27

New Investment Activity
Weighted average annual interest rate on new debt investments at par	9.54%	10.78%
Weighted average annual interest rate on new floating rate debt investments at par	9.48%	10.67%
Weighted average spread on new debt investments at par	4.75%	5.38%
Weighted average annual coupon on new debt investments at par	13.62%	15.68%
________
(1) Gross commitments at par includes unfunded investment commitments
(2) Gross commitments at par and investments funded for the year ended December 31, 2024 excludes gross commitments and funded investments of $519,489 and $489,637, respectively, acquired in connection with the NCPCF Acquisition. For additional information, see “Part II, Item 8 — Consolidated Financial Statements — Note 11 “NCPCF Acquisition”.
2

As of December 31, 2024, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $81.8 million.(1)
•Weighted average of 2.2x interest coverage ratio for our first-lien loans.(2)
•Weighted average of 4.6x net leverage.(3)
•Weighted average Loan-to-value of 40.2%.(4)
•Approximately 73.15% of our debt investments have financial maintenance covenants.(5)
_______________
(1) These calculations include all private debt investments for which fair value is determined by our Adviser in its capacity as the valuation designee (the “Valuation Designee”) of the Fund's board of trustees (the “Board”), and excludes quoted assets. Including quoted assets, the weighted average reporting annual EBITDA is $226.3 million. Amounts are weighted based on the fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.
(2) The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser, and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments, and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have financial maintenance covenants, and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 57.60% of our total investments, and 62.10% of our total first lien loan investments, in each case based upon fair value.
(3) Net leverage is the ratio of total debt minus cash divided by EBITDA, taking into account only the debt issued through the tranche in which we are a lender. Leverage is derived from the most recently available portfolio company financial statements, and weighted by the fair value of each investment. Net leverage presented excludes equity investments as well as debt instruments to which the Adviser has assigned a risk rating of 8 or higher, and any portfolio companies with net leverage of 15x or greater.
(4) Weighted average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recently available financial information. Includes all private debt investments for which fair value is determined by the Valuation Designee, and excludes quoted assets, as well as investments that the Adviser has assigned an internal risk rating of 8 or higher, investments on non-accrual, and portfolio companies with net leverage of 15x or greater. Amounts are weighted on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by the Fund, and may reflect a normalized or adjusted amount. Accordingly, the Fund makes no representation or warranty in respect of this information.
(5) Represents the percentage of Senior Loan Investments and Junior Capital Investments with one or more financial maintenance covenants and excludes debt investments in liquid fixed-income securities (including broadly syndicated loans). Including debt investments in liquid fixed-income securities, approximately 65.06% our total debt investments have financial maintenance covenants.

As of December 31, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,563,049	$1,558,902	92.71%	$402,858	$399,882	78.10%
Subordinated Debt (1)	105,214	102,993	6.12%	103,888	101,930	19.90%
Equity Investments	19,418	19,714	1.17%	9,422	10,224	2.00%
Total	$1,687,681	$1,681,609	100.00%	$516,168	$512,036	100.00%
Largest portfolio company investment	$20,992	$21,429	1.27%	$10,731	$10,986	2.15%
Average portfolio company investment	$6,137	$6,115	0.36%	$3,246	$3,220	0.63%
_______________
(1)As of December 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014 and structured debt of $1,083 at fair value, and second lien term loans and/or second lien notes of $51,588, mezzanine debt of $52,535 and structured debt of $1,091 at amortized cost. As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760 at fair value, and second lien term loans and/or second lien notes of $53,365 and mezzanine debt of $50,523 at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2024 and December 31, 2023 was as follows:

Industry	December 31, 2024	December 31, 2023
Aerospace & Defense	1.93%	2.07%
Automotive	1.72%	1.10%
Banking, Finance, Insurance & Real Estate	3.90%	1.49%
Beverage, Food & Tobacco	5.40%	10.39%
Capital Equipment	7.45%	4.28%
Chemicals, Plastics & Rubber	2.64%	3.80%
Construction & Building	7.12%	4.78%
Consumer Goods: Durable	1.27%	3.76%
Consumer Goods: Non-durable	3.56%	5.97%
Containers, Packaging & Glass	1.14%	3.49%
Energy: Electricity	1.60%	0.43%
Energy: Oil & Gas	0.57%	3.08%
Environmental Industries	4.38%	3.04%
Healthcare & Pharmaceuticals	12.13%	10.08%
High Tech Industries	8.49%	4.81%
Hotel, Gaming & Leisure	0.38%	0.44%
Media: Advertising, Printing & Publishing	1.03%	1.33%
Media: Broadcasting & Subscription	0.33%	0.80%
Media: Diversified & Production	0.31%	—%
Metals & Mining	0.16%	0.10%
Retail	0.16%	—%
Services: Business	16.22%	16.82%
Services: Consumer	5.88%	5.73%
Sovereign & Public Finance	0.55%	0.77%
Telecommunications	2.50%	2.33%
Transportation: Cargo	2.02%	2.32%
Transportation: Consumer	1.13%	0.78%
Utilities: Electric	2.80%	0.51%
Utilities: Water	0.59%	—%
Wholesale	2.64%	5.50%
Total	100.00%	100.00%
The weighted average yields of our investments as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost (1)	9.78%	11.33%
Weighted average yield on debt and income producing investments, at fair value (2)	9.80%	11.44%
Percentage of debt investments bearing a floating rate	94.53%	84.74%
Percentage of debt investments bearing a fixed rate	5.47%	15.26%
_______________
(1)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2024 was 9.74%. There were no investments on non-accrual as of December 31, 2023.
(2)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2024 was 9.78%. There were no investments on non-accrual as of December 31, 2023.
As of December 31, 2024, 79.01% and 78.98% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of December 31, 2023, 73.75%

and 73.86% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 11.33% to 9.78% from December 31, 2023 to December 31, 2024. The decrease in weighted average yields was primarily due to the tightening of spreads in newly originated investments made in 2024. We also saw an increase in repricing transactions for existing portfolio investments during 2024.
As financial markets stabilize and private equity firms become more active in an effort to deploy dry powder and return capital to their investors, we are seeing private equity mergers and acquisitions ("M&A") volumes increase, leading to higher levels of demand for middle-market financings. Prepayment activity is also increasing as a result, driven primarily by M&A activity, but also in part by repricing and refinancing while spreads continue to tighten. While prepayments serve as an offset to new transaction activity, we believe that lenders who are well positioned with available liquidity as well as incumbent positions in portfolio companies will benefit from increased levels of activity in the market.
In light of the current macro-economic environment, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of a broad-based deterioration in our performance or that of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

Asset Quality
In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio, with the exception of the Liquid Investments managed by the leveraged finance division of Nuveen Asset Management. Churchill, in its capacity as sub-adviser, utilizes a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company (the “Management Case”). The following is a description of the conditions associated with each investment rating:
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
Churchill regularly monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio, excluding Liquid Investments managed by the leveraged finance division of Nuveen Asset Management. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews.
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	December 31, 2024			December 31, 2023
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	71,387	4.25	6	42,066	8.22	7
4	1,323,870	78.73	177	347,567	67.88	89
5	76,022	4.52	13	61,745	12.06	10
6	14,828	0.88	2	16,554	3.23	3
7	8,239	0.49	2	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	3,400	0.20	1	—	—	—
Total	$1,497,746	89.07%	201	$467,932	91.39%	109

(1)Liquid Investments managed by the leveraged finance division of Nuveen Asset Management are excluded from the investment ratings table. As of December 31, 2024, there were 74 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $183,863 or 10.93% of the portfolio. As of December 31, 2023, there were 50 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $44,104 or 8.61% of the portfolio.
As of December 31, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively. As of December 31, 2024, there was one portfolio company on non-accrual. The amortized cost of the portfolio company on non-accrual status was $7,455, which represents approximately 0.44% of total investments at amortized cost. As of December 31, 2023, there were no loans on non-accrual.

Results of Operations
Operating results for the years ended December 31, 2024, 2023, and for the period from February 8, 2022 (inception) through December 31, 2022 were as follows (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022 (1)
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$91,861	$45,200	$20,741
Payment-in-kind interest income	4,427	2,333	1,275
Dividend income	65	123	—
Other income	722	178	504
Total investment income	97,075	47,834	22,520

Expenses:
Organizational expenses	—	—	1,081
Interest and debt financing expenses	19,269	10,752	4,083
Interest expense on Note (See Note 5)	—	—	226
Professional fees	1,040	762	708
Management fees (See Note 5)	4,667	1,292	—
Income based incentive fees (See Note 5)	10,089	3,108	—
Board of Trustees’ fees	508	508	385
Administration fees	825	517	299
Other general and administrative expenses	2,064	682	260
Distribution and shareholder servicing fees
Class S	108	5	—
Class D	35	1	—
Amortization of offering costs	600	659	228
Total expenses	39,205	18,286	7,270
Expense support (See Note 5)	(764)	(750)	(1,558)
Management fees waived (See Note 5)	(3,001)	(1,292)	—
Incentive fees waived (See Note 5)	(10,089)	(3,108)	—
Net expenses	25,351	13,136	5,712
Net investment income before excise taxes	71,724	34,698	16,808
Excise taxes	202	31	2
Net investment income (loss)	71,522	34,667	16,806
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	766	768	(347)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(1,940)	(652)	(3,480)
Income tax (provision) benefit	32	(61)	—
Total net change in unrealized gain (loss)	(1,908)	(713)	(3,480)
Total net realized and change in unrealized gain (loss)	(1,142)	55	(3,827)
Net increase (decrease) in net assets resulting from operations	$70,380	$34,722	$12,979
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
Investment income increased to $97.1 million for the year ended December 31, 2024, from $47.8 million for the year ended December 31, 2023, primarily due to increased investment activities driven by an increase in our deployed capital, slightly offset by a decrease in the weighted average yield of our debt and income producing investments as a result of market spread tightening and a decline in SOFR. As of December 31, 2024, the size of our portfolio increased to $1,687.7 million from $516.2 million, as of December 31, 2023, at cost. As of December 31, 2024, the weighted average yield of our debt and income producing investments decreased to 9.78% from 11.33% as of December 31, 2023, at cost, primarily due to overall tightening of spreads in newly originated investments, the refinancing and repricing of existing portfolio companies, and the decline in base interest rates. The shifting environment in base interest rates, such as SOFR and alternate rates, may affect our investment income over the long term. We expect our portfolio will continue to grow as we raise and deploy capital through our offering and our investment income to grow commensurately.
Investment income increased to $47.8 million for the year ended December 31, 2023, from $22.5 million for the comparable period in the prior year, primarily due to increased activity and an increase in interest income from higher weighted average interest rates. As of December 31, 2023, the size of our portfolio increased to $516.2 million from $353.0 million, as of the period from February 8, 2022 (inception) through December 31, 2022, at cost. As of December 31, 2023, the weighted average yield of our debt and income producing investments increased to 11.33% from 10.84% as of the period from February 8, 2022 (inception) through December 31, 2022, at cost, primarily due to increases in base interest rates. We expect our portfolio will continue to grow as we raise and deploy capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates, such as SOFR and alternate rates, may affect our investment income over the long term.
Expenses
Total expenses before expense support and waived fees increased to $39.2 million for the year ended December 31, 2024, from $18.3 million for the year ended December 31, 2023, primarily due to the accrual of the management fee and the income based incentive fee following the Escrow Break Date. Our Adviser agreed to waive 100% of the management fee until June 1, 2024, the expiry of twelve months from the Escrow Break Date, and 50% of the management fee for the period from June 1, 2024 through May 31, 2025. Our Adviser also agreed to waive the income based incentive fee until the period ending May 31, 2025.
Interest and debt financing expenses increased for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to higher average daily borrowings as a result of the increase in borrowing capacity under the Bank of America Credit Facility, the completion of the 2024 Debt Securitization, and the addition of the Scotiabank Credit Facility (each defined below). The average daily borrowings for the year ended December 31, 2024 was $251.0 million, compared to $136.9 million for the year ended December 31, 2023. The average interest rate for the year ended December 31, 2024 was 7.43%, compared to 7.73% for the year ended December 31, 2023.
Total expenses before expense support increased to $18.3 million for the year ended December 31, 2023, from $7.3 million for the period from February 8, 2022 (inception) through December 31, 2022, primarily due to the ramp up of operations. Our Adviser waived 100% of the management fee and the incentive fees during the year ended December 31, 2023 and the period from February 8, 2022 (inception) through December 31, 2022.

Interest and debt financing expenses increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher average daily borrowings and higher average interest rates. The average daily borrowings for the year ended December 31, 2023 was $136.9 million, compared to $116.2 million for the period from February 8, 2022 (inception) through December 31, 2022. The average interest rate for the year ended December 31, 2023 was 7.73% compared to 4.90% for the period February 8, 2022 (inception) through December 31, 2022.

The expense support amount represents the amount of expenses paid on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments

For the year ended December 31, 2024, we had a net realized gain on investments of $766 thousand primarily driven by full or partial repayments and sales of certain of our investments compared to a net realized gain of $768 thousand for the year ended December 31, 2023.
We recorded a net change in unrealized loss of $(1.9) million for the year ended December 31, 2024, compared to a net change in unrealized loss of $(0.7) million for the year ended December 31, 2023, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The change in unrealized loss for the year ended December 31, 2024 compared to the comparable period in 2023 resulted primarily due to modest softening in performance of certain of our portfolio companies, partially offset by the tightening of market spreads.

We had a net realized gain on investments of $768 thousand for the year ended December 31, 2023 primarily related to realizations and repayments of multiple portfolio companies compared to a net realized loss of $(347) thousand for the period February 8, 2022 (inception) through December 31, 2022.

We recorded a net change in unrealized loss of $(0.7) million for the year ended December 31, 2023, compared to a net change in unrealized loss of $(3.5) million for the period February 8, 2022 (inception) through December 31, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The increase in unrealized gains for the year ended December 31, 2023 compared to the comparable period in 2022 resulted primarily due to the tightening of market spreads.

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

Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of our offering of Common Shares, (ii) cash flows from income earned from our investments and principal repayments, (iii) proceeds from net borrowings on our financing facilities and CLO debt issuances (discussed further below) and (iv) any future offerings of our equity or debt securities.
Our primary uses of cash will be for (i) investments in portfolio companies in accordance with investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program, and (v) cash distributions to the holders of our Common Shares. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances.
Cash and cash equivalents as of December 31, 2024, taken together with our available debt, are expected to be sufficient for our investment activities and to conduct our operations in the near term. As of December 31, 2024, we had $12.0 million available under our Bank of America Credit Facility (defined below) and $145.3 million available under our Scotiabank Credit Facility (defined below).
For the year ended December 31, 2024, our cash and cash equivalents balance increased by $58.3 million. During that period, $807.1 million was used in operating activities, primarily due to investment purchases of $879.7 million, offset by $201.6 million in repayments and sales of investments in portfolio companies, and $206.5 million payout in connection with the NCPCF Acquisition. During the same period, $865.4 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $450.0 million and $1,012.1 million, respectively, offset by repayments of secured borrowings of $549.9 million.
For the year ended December 31, 2023, our cash and cash equivalents balance decreased by $57.1 million. During that period, $127.9 million was used in operating activities, primarily due to investment purchases of $206.9 million, offset by $47.5 million in repayments and sales of investments in portfolio companies. During the same period, $70.8 million was provided by financing activities, consisting primarily of proceeds from secured borrowings of $135.3 million, and repayments of secured borrowings of $124.5 million.
For the period ended December 31, 2022, our cash and cash equivalents balance was $65.8 million. During that period, $43.2 million was used in operating activities, primarily due to investment purchases of $93.6 million, offset by $38.2 million in repayments and sales of investments in portfolio companies. During the same period, $108.9 million was provided by financing activities, consisting primarily of proceeds from secured borrowings of $162.5 million, and repayments of secured borrowings of $7.5 million.

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
Equity
The Fund is authorized to issue an unlimited number of Common Shares. On March 30, 2022, we issued an initial 40 Class I shares to TIAA in connection with our formation. On March 31, 2022, TIAA contributed certain portfolio investments to the Fund in the amount of $296,231 (fair value as of March 31, 2022). In connection therewith, the Fund entered into the Note with TIAA as the lender (as described in Note 5), and issued to TIAA shares of the Fund’s Class I shares of beneficial interest. The Fund fully repaid the balance of the Note to TIAA on June 3, 2022. As of December 31, 2024, TIAA owned 4,315,409 shares of the Fund’s Class I shares of beneficial interest both directly and indirectly through private funds TIAA controls.
As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisifed the minimum offering requirement and the Board authorized the release of proceeds from escrow.
The following table presents transactions in Common Shares during the year ended December 31, 2024 (dollars in thousands except share amounts):

	December 31, 2024
	Shares	Amount
CLASS S
Subscriptions	588,317	$14,498
Share transfers between classes	(4,107)	(101)
Distributions reinvested	15,443	381
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	599,653	$14,778
CLASS D
Subscriptions	687,471	$16,976
Share transfers between classes	—	—
Distributions reinvested	32,300	798
Share repurchases, net of early repurchase deduction	(12,686)	(314)
Net increase (decrease)	707,085	$17,460
CLASS I
Subscriptions	16,956,717	$418,484
Share transfers between classes	4,104	101
Distributions reinvested	806,467	19,936
Share repurchases, net of early repurchase deduction	(108,531)	(2,672)
Net increase (decrease)	17,658,757	$435,849
The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for Class S, Class D, and Class I common shares for the year ended December 31, 2024:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
April 30, 2024	$24.59	$24.63	$24.63
May 31, 2024	$24.60	$24.64	$24.65
June 30, 2024	$24.64	$24.68	$24.69
July 31, 2024	$24.67	$24.71	$24.71
August 31, 2024	$24.70	$24.74	$24.75
September 30, 2024	$24.70	$24.74	$24.75
October 31, 2024	$24.71	$24.76	$24.77
November 30, 2024	$24.73	$24.78	$24.79
December 31, 2024	$24.74	$24.79	$24.80

Distributions
The following table summarizes the Fund’s distributions declared from inception through December 31, 2024 (dollars in thousands, except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.233	$9
November 27, 2023	November 30, 2023	December 28, 2023	$0.233	$17
December 28, 2023	December 31, 2023	January 29, 2024	$0.233	$35
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91
July 29, 2024	July 31, 2024	August 28, 2024	$0.183	$96
August 28, 2024	August 31, 2024	September 27, 2024	$0.183	$111
September 27, 2024	September 30, 2024	October 28, 2024	$0.183	$128
October 28, 2024	October 31, 2024	November 26, 2024	$0.183	$134
November 26, 2024	November 30, 2024	December 27, 2024	$0.183	$137
December 26, 2024	December 31, 2024	January 28, 2025	$0.202 (2)	$151

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.245	$2
November 27, 2023	November 30, 2023	December 28, 2023	$0.245	$11
December 28, 2023	December 31, 2023	January 29, 2024	$0.245	$26
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112
July 29, 2024	July 31, 2024	August 28, 2024	$0.195	$127
August 28, 2024	August 31, 2024	September 27, 2024	$0.195	$140
September 27, 2024	September 30, 2024	October 28, 2024	$0.195	$149
October 28, 2024	October 31, 2024	November 26, 2024	$0.195	$151
November 26, 2024	November 30, 2024	December 27, 2024	$0.195	$157
December 26, 2024	December 31, 2024	January 28, 2025	$0.215 (3)	$179
_____________
(1)Distributions are net of distribution and servicing fees.
(2)Comprised of $0.182 regular distribution and $0.020 supplemental distribution attributable to accrued net investment income.
(3)Comprised of $0.195 regular distribution and $0.020 supplemental distribution attributable to accrued net investment income.

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.87 (1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180	$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190	$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295 (2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200	$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200	$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230	$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240	$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240	$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240	$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.27 (3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.27 (3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250	$3,070
October 27, 2023	October 31, 2023	November 28, 2023	$0.250	$3,244
November 27, 2023	November 30, 2023	December 28, 2023	$0.250	$3,435
December 28, 2023	December 31, 2023	January 29, 2024	$0.250	$3,523
January 26, 2024	January 31, 2024	February 28, 2024	$0.250	$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250	$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250	$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200	$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200	$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200	$5,685
July 29, 2024	July 31, 2024	August 28, 2024	$0.200	$5,795
August 28, 2024	August 31, 2024	September 27, 2024	$0.200	$5,887
September 27, 2024	September 30, 2024	October 28, 2024	$0.200	$5,985
October 28, 2024	October 31, 2024	November 26, 2024	$0.200	$6,066
November 26, 2024	November 30, 2024	December 27, 2024	$0.200	$6,167
December 26, 2024	December 31, 2024	January 28, 2025	$0.22 (4)	$7,000
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
(4)Comprised of $0.200 regular distribution and $0.020 supplemental distribution attributable to accrued net investment income.

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
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions. TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the share repurchase program limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall share repurchase program limits. Notwithstanding the foregoing, TIAA may sell a portion of its Class I shares to unaffiliated investors in reliance upon an exemption from registration under the Securities Act.
For the year ended December 31, 2024, approximately 108,531 Class I shares and 12,686 Class D shares were repurchased. For the year ended December 31, 2023, no Common Shares were repurchased.
The following table presents the share repurchases completed for the year ended December 31, 2024 (dollars in thousands, except share and per share data):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
August 29, 2024	Class I	September 27, 2024	$24.75	$383	15,531
November 27, 2024	Class I	December 27, 2024	$24.80	$1,692	68,293
November 27, 2024	Class D	December 27, 2024	$24.79	$314	12,686
_______________
(1)Amounts shown net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

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
Secured Borrowings
See Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on our secured borrowings.
Bank of America Credit Facility

On April 19, 2022, a wholly owned subsidiary of the Fund entered into a credit agreement with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (the “Bank of America Credit Facility Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”). The Bank of America Credit Facility was amended on October 4, 2022, March 21, 2023, July 16, 2024 and September 19, 2024. The most recent amendment on September 19, 2024, among other things: (i) increased the maximum amount available under the Bank of America Credit Facility from $150.0 million to $250.0 million and provides for a further increase to $350.0 million; (ii) extended the availability period to September 19, 2027; and (iii) extended the maturity date to September 19, 2029. On December 9, 2024, the Fund increased the maximum amount available to $350.0 million.
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
As of December 31, 2024, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.93% per annum. Interest is payable monthly in arrears.

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

CLO-I
On July 16, 2024, the Fund completed a $398.7 million term debt securitization (the “2024 Debt Securitization”). The term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Fund.
The notes offered in the 2024 Debt Securitization (the “2024 Notes”) were issued by CLO-I (formerly known as SPV I) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to an indenture and security agreement, dated as of July 16, 2024 (the “Indenture”). The 2024 Debt consists of $197.0 million of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 1.70%; $48.0 million of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 1.95%; $26.0 million of A Class C 2024 Notes, which bear interest at the three-month Term SOFR plus 2.55%; and $92.7 million of Subordinated 2024 Notes, which do not bear interest. The Fund directly owns all of the Subordinated 2024 Notes and as such, these notes are eliminated in consolidation.
As part of the 2024 Debt Securitization, CLO-I also entered into a loan agreement, dated July 16, 2024 (the “CLO-I Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “Lenders”) committed to make $35.0 million of AAA Class A-L 2024 Loans to CLO-I (the “2024 Loans” and, together with the 2024 Notes, the “2024 Debt”). The 2024 Loans bear interest at the three-month Term SOFR plus 1.70% (the “2024 Class A-L Loans”) and were fully drawn upon the closing of the transaction. Any lender may elect to convert all of the Class A-L 2024 Loans held by such Lenders into Class A 2024 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
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
Scotiabank Credit Facility
On July 19, 2024, SPV IV entered into a credit agreement (as amended on August 1, 2024, the “Scotiabank Credit Facility Agreement”) with the lenders from time to time parties thereto, NCPCF, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility. The Scotiabank Credit Facility Agreement provides for borrowings in an aggregate amount up to $450.0 million (the “Scotiabank Credit Facility”).
Borrowings under the Scotiabank Credit Facility Agreement are secured by all of the assets held by SPV IV and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus an applicable spread, or (y) the greater of (i) zero, and (ii) the greater of (a) the Federal Funds Rate in effect for any day plus 0.5% per annum plus an applicable spread, (ii) the Prime Rate in effect for any day plus an applicable spread. As of December 31, 2024, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily plus 2.25% per annum. Interest is payable quarterly. Any amounts borrowed under the Scotiabank Credit Facility Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 19, 2033.
Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of December 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$325,000	$—	$—	$325,000	$—
Scotiabank Credit Facility	278,500	—	—	—	278,500
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$909,500	$—	$—	$325,000	$584,500

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$165,750	$—	$—	$165,750	$—
Total debt obligations	$165,750	$—	$—	$165,750	$—
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•the Advisory Agreement;
•the CAM Sub-Advisory Agreement;
•the NAM Sub-Advisory Agreement;

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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$983	—%	March 31, 2025	0.08%
June 30, 2022	677	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	333	9.68%	December 31, 2027	0.21%
Total	$3,624	$—	$3,624
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

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2024 and December 31, 2023. We may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2024.
Valuation of Portfolio Investments
Consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.
Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund's valuation designee (the “Valuation Designee”) to determine the fair value of the Fund's investments that do not have readily available market quotations. Pursuant to the Fund's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Fund's assets for which market quotations are not readily available, subject to the oversight of the Board.
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
We have entered into the Bank of America Credit Facility, the Scotiabank Credit Facility, and the 2024 Debt Securitization, and intend to establish additional credit facilities or enter into other financing arrangements in the future to facilitate investments and the timely payment of our expenses. It is anticipated that any such financing facilities will bear interest at floating rates at to-be-determined spreads, such as SOFR. We cannot assure shareholders that we will be able to enter into a financing facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Recent Developments
Distributions
On January 29, 2025, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below. The distributions for each class of Common Shares are payable on February 28, 2025 to shareholders of record as of January 31, 2025.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.200	$—	$0.200
Class S Common Shares	$0.200	$0.017	$0.183
Class D Common Shares	$0.200	$0.005	$0.195
On February 27, 2025, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below. The distributions for each class of Common Shares are payable on March 28, 2025 to shareholders of record as of February 28, 2025.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.200	$—	$0.200
Class S Common Shares	$0.200	$0.017	$0.183
Class D Common Shares	$0.200	$0.005	$0.195
Subscriptions
The Fund received approximately $91.7 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares during the period subsequent to the quarter ended December 31, 2024 through March 4, 2025.
Scotiabank Credit Facility Agreement Amendment
On February 4, 2025, SPV IV entered into the Second Amendment (the “Second Amendment”) to the Scotiabank Credit Facility Agreement by and among SPV IV, as borrower, the Fund (as successor in interest to NCPCF), as servicer, the lenders from time to time party thereto, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. The Second Amendment amends the Scotiabank Credit Agreement to, among other things, add broadly syndicated loans to the definition of collateral loan to permit advances thereon pursuant to the Scotiabank Credit Agreement. The other material terms of the Scotiabank Credit Agreement were unchanged.
Bank of America Credit Agreement Amendment
On February 6, 2025, SPV II entered into Amendment No. 5 (the “Fifth Amendment”) to the Bank of America Credit Agreement by and among SPV II, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the Fund, as servicer. The Fifth Amendment amends the Bank of America Credit Agreement to, among other things: (i) reduces the portion of the applicable rate calculation attributable to qualifying syndicated loans from 1.75% to 1.60%; and (ii) extends the period in which a fee is payable by the Fund in the event that the commitments under the Bank of America Credit Agreement are terminated in whole or in part (such fee, the “Make-Whole Fee”) such that the rate upon which the Make-Whole Fee is calculated will equal (a) 2.0% prior to December 19, 2025, (b) 0.5% during the period beginning on December 19, 2025 through but excluding December 19, 2026, and (c) 0.0% thereafter.
Trustee Resignation
On February 10, 2025, Michael Perry notified the Board that he was resigning as a trustee of the Board, effective immediately. In submitting his resignation, Mr. Perry did not express any disagreement on any matter relating to the Fund's operations, policies or practices. In connection with Mr. Perry's resignation, the Board reduced the size of the Board from seven (7) trustees to six (6) trustees.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing war in the Middle East, the potential for increased tariffs and trade barriers, and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of December 31, 2024, on a fair value basis, approximately 5.47% of our debt investments bear interest at a fixed rate and approximately 94.53% of our debt investments bear interest at a floating rate. As of December 31, 2024, 83.56% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligation are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2024. Interest expense is calculated based on the terms of the credit facilities and the collateralized loan obligation using the outstanding balance as of December 31, 2024. Interest expense on the credit facilities and the debt issued in our collateralized loan obligation is calculated using the interest rate as of December 31, 2024, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2024.

Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
- 300 Basis Points	$(47,541)	$(27,285)	$(20,256)
- 200 Basis Points	$(31,706)	$(18,190)	$(13,516)
- 100 Basis Points	$(15,854)	$(9,095)	$(6,759)
+100 Basis Points	$15,854	$9,095	$6,759
+200 Basis Points	$31,709	$18,190	$13,519
+300 Basis Points	$47,563	$27,285	$20,278

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements attached to this Annual Report.

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	87
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	88
Consolidated Statements of Operations for the Years ended December 31, 2024, 2023, and for the period from February 8, 2022 (inception) through December 31, 2022	90
Consolidated Statements of Changes in Net Assets for the Years ended December 31, 2024, 2023, and for the period from February 8, 2022 (inception) through December 31, 2022	91
Consolidated Statements of Cash Flows for the Years ended December 31, 2024, 2023, and for the period from February 8, 2022 (inception) through December 31, 2022	92
Consolidated Schedules of Investments as of December 31, 2024 and 2023	94
Notes to Consolidated Financial Statements	129

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Nuveen Churchill Private Capital Income Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Nuveen Churchill Private Capital Income Fund and its subsidiaries (the “Fund”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2024 and for the period February 8, 2022 (inception) through December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2024 and for the period February 8, 2022 (inception) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian and agent banks; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 4, 2025

We have served as the Fund’s auditor since 2022.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $1,687,681 and $516,168, respectively)	$1,681,609	$512,036
Cash and cash equivalents	66,944	8,679
Due from affiliate expense support (See Note 5)	3,624	2,968
Deferred offering costs	67	—
Interest receivable	10,794	5,758
Receivable for investments sold	13,454	161
Prepaid expenses	44	41
Total assets	$1,776,536	$529,643

Liabilities
Secured borrowings (net of $3,853 and $749 deferred financing costs) (See Note 6)	$905,647	$165,001
Distributions payable	7,329	3,584
Management fees payable	745	—
Payable for investments purchased	12,061	338
Offering costs payable	75	—
Interest payable	15,671	630
Due to affiliate expense support (See Note 5)	3,624	2,968
Payable for share repurchases	2,006	—
Board of Trustees' fees payable	325	128
Accounts payable and accrued expenses	2,913	2,163
Total liabilities	950,396	$174,812

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 749,491 and 149,838 Class S shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	$7	$1
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 814,351 and 107,266 Class D shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	8	1
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 31,750,143 and 14,091,386 Class I shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	318	141
Paid-in-capital in excess of par value	824,944	357,241
Total distributable earnings (loss)	863	(2,553)
Total net assets	$826,140	$354,831

Total liabilities and net assets	$1,776,536	$529,643

Net Asset Value per Share
Class S Shares:
Net assets	$18,546	$3,699
Net asset value per share	$24.74	$24.69
Class D Shares:
Net assets	$20,188	$2,652
Net asset value per share	$24.79	$24.73
Class I Shares:
Net assets	$787,406	$348,480
Net asset value per share	$24.80	$24.73
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022 (1)
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$91,861	$45,200	$20,741
Payment-in-kind interest income	4,427	2,333	1,275
Dividend income	65	123	—
Other income	722	178	504
Total investment income	97,075	47,834	22,520

Expenses:
Organizational expenses	—	—	1,081
Interest and debt financing expenses	19,269	10,752	4,083
Interest expense on Note (See Note 5)	—	—	226
Professional fees	1,040	762	708
Management fees (See Note 5)	4,667	1,292	—
Income based incentive fees (See Note 5)	10,089	3,108	—
Board of Trustees’ fees	508	508	385
Administration fees	825	517	299
Other general and administrative expenses	2,064	682	260
Distribution and shareholder servicing fees
Class S	108	5	—
Class D	35	1	—
Amortization of offering costs	600	659	228
Total expenses	39,205	18,286	7,270
Expense support (See Note 5)	(764)	(750)	(1,558)
Management fees waived (See Note 5)	(3,001)	(1,292)	—
Incentive fees waived (See Note 5)	(10,089)	(3,108)	—
Net expenses	25,351	13,136	5,712
Net investment income before excise taxes	71,724	34,698	16,808
Excise taxes	202	31	2
Net investment income (loss)	71,522	34,667	16,806

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	766	768	(347)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(1,940)	(652)	(3,480)
Income tax (provision) benefit	32	(61)	—
Total net change in unrealized gain (loss)	(1,908)	(713)	(3,480)
Total net realized and unrealized gain (loss) on investments	(1,142)	55	(3,827)

Net increase (decrease) in net assets resulting from operations	$70,380	$34,722	$12,979

Per share data:
Net investment income (loss) per share - Class S common share	$2.46	$0.73	$—
Net investment income (loss) per share - Class D common share	$2.60	$0.76	$—
Net investment income (loss) per share - Class I common share	$2.68	$2.97	$1.60
Net increase (decrease) in net assets resulting from operations per share - Class S Common Share	$2.42	$0.90	$—
Net increase (decrease) in net assets resulting from operations per share - Class D Common Share	$2.57	$0.98	$—
Net increase (decrease) in net assets resulting from operations per share - Class I Common Share	$2.64	$2.98	$1.24
Weighted average common shares outstanding - Class S common share	519,821	88,660	—
Weighted average common shares outstanding - Class D common share	574,417	53,295	—
Weighted average common shares outstanding - Class I common share	25,670,708	11,644,451	10,501,989
____________________
(1)For the period February 8, 2022 (inception) through December 31, 2022

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$71,522	$34,667	$16,806
Net realized gain (loss) on investments	766	768	(347)
Total net change in unrealized gain (loss)	(1,908)	(713)	(3,480)
Net increase (decrease) in net assets resulting from operations	70,380	34,722	12,979
Shareholder Distributions:
Class S	(1,195)	(61)	—
Class D	(1,397)	(39)	—
Class I	(64,566)	(33,789)	(16,179)
Net increase (decrease) in net assets resulting from shareholder distributions	(67,158)	(33,889)	(16,179)
Capital share transactions:
Class S:
Issuance of common shares, net	14,498	3,671	—
Reinvestment of shareholder distributions	381	10	—
Share transfer between classes	(101)	—	—
Net increase (decrease) in net assets resulting from capital share transactions - Class S	14,778	3,681	—
Class D:
Issuance of common shares, net	16,976	2,629	—
Reinvestment of shareholder distributions	798	9	—
Repurchased shares, net of early repurchase deduction	(314)	—	—
Net increase (decrease) in net assets resulting from capital share transactions - Class D	17,460	2,638	—
Class I:
Issuance of common shares, net	418,484	86,550	263,501
Reinvestment of shareholder distributions	19,936	828	—
Share transfer between classes	101	—	—
Repurchased shares, net of early repurchase deduction	(2,672)	—	—
Net increase (decrease) in net assets resulting from capital share transactions - Class I	435,849	87,378	263,501
Total increase (decrease) in net assets	471,309	94,530	260,301
Net assets, beginning of period	354,831	260,301	—
Net assets, at end of period	$826,140	$354,831	$260,301
____________________
(1)For the period February 8, 2022 (inception) through December 31, 2022
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$70,380	$34,722	$12,979

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(879,719)	(206,879)	(93,554)
Proceeds from principal repayments and sales of investments	201,591	47,485	38,221
Payment-in-kind interest	(4,427)	(2,333)	(1,275)
Amortization of premium/accretion of discount, net	(1,259)	(820)	(506)
Net realized (gain) loss on investments	(766)	(768)	347
Net change in unrealized (appreciation) depreciation on investments	1,940	652	3,480
Amortization of deferred financing costs	623	174	14
Amortization of offering costs	7	—	—
NCPCF Acquisition, net of cash acquired (2)	(206,529)	—	—
Changes in operating assets and liabilities:
Due from affiliate for expense support	(656)	(753)	(2,215)
Receivable for investments sold	(13,189)	35	(196)
Interest receivable	378	(1,330)	(4,282)
Prepaid expenses	(3)	(12)	(29)
Payable for investments purchased	11,679	338	—
Interest payable	11,613	97	533
Management fee payable	745	—	—
Due to affiliate for expense support	656	753	2,215
Board of Trustees' fees payable	—	—	128
Accounts payable and accrued expenses	(162)	777	985
Net cash provided by (used in) operating activities	(807,098)	(127,862)	(43,155)

Cash flows from financing activities:
Proceeds from issuance of common shares	449,958	92,850	1
Repurchased shares, net of early repurchase deduction	(980)	—	—
Proceeds from secured borrowings	1,012,100	135,250	162,500
Repayments of secured borrowings	(549,850)	(124,500)	(7,500)
Repayments of Note	—	—	(32,731)
Distributions paid	(42,298)	(32,568)	(13,070)
Payments of deferred financing costs	(3,567)	(276)	(260)
Net cash provided by (used in) financing activities	865,363	70,756	108,940

Net increase (decrease) in cash and cash equivalents	58,265	(57,106)	65,785
Cash and cash equivalents, beginning of period	8,679	65,785	—
Cash and cash equivalents, end of period	$66,944	$8,679	$65,785

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,033	$10,482	$3,702
Financing costs paid through expense support	$—	$2	$462
Amortization of deferred financing costs paid through expense support	$—	$—	$60
Cash paid during the period for excise taxes	$33	$2	$—
Investments acquired through NCPCF Acquisition	$486,933	$—	$—
Debt assumed from NCPCF Acquisition	$281,500	$—	$—

Supplemental disclosure of non-cash flow information:
Purchases of investments	$—	$—	$(296,231)
Issuance of common shares, net	$—	$—	$263,500
Reinvestment of shareholder distributions	$21,115	$847	$—
Payable for share repurchases	$2,005	$—	$—
____________________
(1)For the period February 8, 2022 (inception) through December 31, 2022.
(2)On December 11, 2024, in connection with the Fund’s acquisition of substantially all of Nuveen Churchill Private Credit Fund’s assets and liabilities, the Fund acquired total assets of $506,973, inclusive of $486,933 of investments, $14,448 of cash and cash equivalents and $5,592 of other assets, net of $285,996 of assumed liabilities, inclusive of $281,500 outstanding debt obligations. See Note 11 “NCPCF Acquisition” for more information.

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Cash	$3,721	$1,089	$65,785
Cash equivalents	63,223	7,590	—
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$66,944	$8,679	$65,785

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AIM Acquisition, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 4.75%	9.28%	12/2/2027	$5,471	$5,420	$5,468	0.66%
ERA Industries, LLC (BTX Precision)	(4) (14)	First Lien Term Loan	S + 5.00%	9.36%	7/25/2030	1,385	1,368	1,369	0.17%
ERA Industries, LLC (BTX Precision)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	7/25/2030	793	656	649	0.08%
PAG Holding Corp. (Precision Aviation Group)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.58%	12/21/2029	14,551	14,369	14,499	1.76%
PAG Holding Corp. (Precision Aviation Group)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	12/21/2029	5,349	5,307	5,330	0.65%
Signia Aerospace, LLC	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 3.00%	7.40%	12/11/2031	108	—	—	—%
Signia Aerospace, LLC	(4) (6) (7)	First Lien Term Loan	S + 3.00%	7.40%	12/11/2031	1,299	1,296	1,296	0.16%
Turbine Engine Specialists, Inc.	(4)	Subordinated Debt	S + 9.50%	13.96%	3/1/2029	1,953	1,912	1,953	0.24%
Total Aerospace & Defense							30,328	30,564	3.72%

Automotive
Adient Global Holdings	(12) (13)	First Lien Term Loan	S + 2.75%	6.61%	1/31/2031	2,481	2,496	2,494	0.30%
Belron Finance US LLC	(12) (13)	First Lien Term Loan	S + 3.00%	7.27%	10/16/2031	1,321	1,317	1,335	0.16%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	1,000	(12)	(24)	—%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(4)	Subordinated Debt	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	3,315	3,233	3,234	0.39%
Driven Holdings LLC	(12) (13)	First Lien Term Loan	S + 3.00%	7.47%	12/17/2028	2,629	2,627	2,632	0.32%
Mitchell International Inc.	(12)	First Lien Term Loan	S + 3.00%	7.61%	6/17/2031	5,466	5,440	5,476	0.66%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.00%	9.57%	11/1/2028	12,102	11,956	11,974	1.45%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.57%	11/1/2028	4,124	1,190	1,177	0.14%
Total Automotive							28,247	28,298	3.42%

Banking, Finance, Insurance, Real Estate
Alliant Holdings Intermediate, LLC	(12)	First Lien Term Loan	S + 3.00%	7.11%	9/19/2031	4,072	4,085	4,088	0.50%
Ascend Partner Services LLC	(4) (6)	First Lien Term Loan	S + 4.50%	8.86%	8/11/2031	7,358	7,286	7,289	0.88%
Ascend Partner Services LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.86%	8/11/2031	12,642	(60)	(119)	(0.01)%
Asurion, LLC (fka Asurion Corporation)	(12)	First Lien Term Loan	S + 3.25%	7.72%	12/23/2026	1,648	1,645	1,649	0.20%
Big Apple Advisory, LLC	(4) (11)	Revolving Loan	P + 3.50%	11.00%	11/18/2031	1,740	(17)	(17)	—%
Big Apple Advisory, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	P + 3.50%	11.00%	11/18/2031	4,305	(21)	(41)	—%
Big Apple Advisory, LLC	(4) (6)	First Lien Term Loan	P + 3.50%	11.00%	11/18/2031	8,955	8,866	8,869	1.07%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Broadstreet Partners, Inc.	(12)	First Lien Term Loan	S + 3.00%	7.36%	6/13/2031	$2,985	$2,999	$2,999	0.36%
Cohen Advisory, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.83%	12/31/2031	4,265	(21)	(43)	(0.01)%
Cohen Advisory, LLC	(4) (6)	First Lien Term Loan	S + 4.50%	8.83%	12/31/2031	7,677	7,600	7,600	0.92%
Patriot Growth Insurance Services, LLC	(4) (6) (7) (14) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.48%	10/16/2028	7,889	7,834	7,878	0.95%
Ryan Specialty Group, LLC	(12) (13)	First Lien Term Loan	S + 2.00%	6.61%	9/15/2031	4,445	4,466	4,467	0.54%
Sedgwick Claims Management Services, Inc.	(12)	First Lien Term Loan	S + 3.00%	7.59%	7/31/2031	2,244	2,239	2,261	0.27%
Smith & Howard Advisory LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.23%	11/26/2030	2,078	(5)	(20)	—%
Smith & Howard Advisory LLC	(4) (6)	First Lien Term Loan	S + 4.75%	9.11%	11/26/2030	2,577	2,551	2,552	0.31%
Truist Insurance Holdings LLC	(12) (13)	First Lien Term Loan	S + 3.00%	7.20%	5/6/2031	1,494	1,499	1,501	0.18%
Vensure Employer Services, Inc.	(4) (6) (7) (14)	First Lien Term Loan	S + 5.00%	9.34%	9/27/2031	13,249	13,130	13,176	1.59%
Vensure Employer Services, Inc.	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.65%	9/27/2031	2,751	(13)	(15)	—%
Total Banking, Finance, Insurance, Real Estate							64,063	64,074	7.75%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.36%	9/10/2030	14,400	14,261	14,265	1.73%
AmerCareRoyal, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/10/2030	3,307	—	(31)	—%
AmerCareRoyal, LLC	(4)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/10/2030	2,293	2,282	2,272	0.28%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (12) (13)	First Lien Term Loan	S + 4.00%	8.47%	6/9/2028	4,889	4,774	4,716	0.57%
Commercial Bakeries Corp.	(4) (6) (10) (13) (14) (15)	First Lien Term Loan	S + 5.50%	9.83%	9/25/2029	9,189	9,060	9,080	1.10%
Commercial Bakeries Corp.	(4) (6) (10) (13) (14)	First Lien Term Loan	S + 5.50%	9.99%	9/25/2029	1,789	1,776	1,768	0.21%
FoodScience, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	11/14/2031	5,588	(14)	(53)	(0.01)%
FoodScience, LLC	(4) (6)	First Lien Term Loan	S + 4.75%	9.08%	11/14/2031	5,238	5,187	5,188	0.63%
Fortune International, LLC	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.43%	1/17/2026	6,802	6,781	6,743	0.82%
IF&P Holding Company, LLC (Fresh Edge)	(4) (6)	Subordinated Debt	S + 4.50%	9.16% (Cash) 5.13% (PIK)	4/3/2029	3,125	3,069	3,038	0.37%
LHS Acquistion, LLC (Summit Hill Foods)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.75%	10.26%	11/29/2029	8,743	8,687	8,711	1.05%
Palmetto Acquisitionco, Inc. (Tech24)	(4) (14)	First Lien Term Loan	S + 5.75%	10.08%	9/18/2029	3,315	3,266	3,266	0.40%
Palmetto Acquisitionco, Inc. (Tech24)	(4) (6) (11)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.24%	9/18/2029	1,212	777	763	0.09%
Refresco (Pegasus Bidco BV)	(10) (12) (13)	First Lien Term Loan	S + 3.00%	7.77%	7/12/2029	2,755	2,766	2,784	0.34%
Refresh Buyer, LLC (Sunny Sky Products)	(4) (6) (14) (15)	First Lien Term Loan	S + 4.50%	9.58%	12/23/2028	5,106	5,063	5,063	0.61%
Refresh Buyer, LLC (Sunny Sky Products)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 4.50%	9.58%	12/23/2028	1,289	(7)	(11)	—%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Sugar PPC Buyer LLC (Sugar Foods)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.25%	9.70%	10/2/2030	$7,048	$6,964	$7,048	0.85%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.70%	10/2/2030	4,348	(20)	—	—%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (6) (7) (14) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.65%	10/2/2030	2,411	2,400	2,411	0.29%
SW Ingredients Holdings, LLC (Spice World)	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2028	10,283	10,283	10,159	1.23%
Watermill Express, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.73%	7/5/2029	120	120	120	0.01%
Watermill Express, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 5.25%	9.73%	7/5/2029	1,245	1,245	1,245	0.15%
Total Beverage, Food & Tobacco							88,720	88,545	10.72%

Capital Equipment
Clean Solutions Buyer, Inc.	(4) (6)	First Lien Term Loan	S + 4.50%	8.86%	9/9/2030	8,735	8,651	8,653	1.05%
Engineered Fastener Company, LLC (EFC International)	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,514	2,461	2,512	0.30%
FirstCall Mechanical Group, LLC	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.08%	6/27/2030	9,950	9,857	9,856	1.19%
FirstCall Mechanical Group, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	6/27/2030	19,984	6,361	6,196	0.75%
Hayward Industries, Inc.	(12) (13)	First Lien Term Loan	S + 2.50%	6.97%	5/30/2028	4,211	4,220	4,238	0.51%
Hyperion Materials & Technologies, Inc.	(12) (14)	First Lien Term Loan	S + 4.50%	9.06%	8/30/2028	2,322	2,320	2,288	0.28%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.50%	9.86%	4/9/2030	10,897	10,749	10,689	1.30%
Johnson Controls Inc (aka Power Solutions)	(12) (13)	First Lien Term Loan	S + 3.00%	6.86%	5/6/2030	998	998	1,003	0.12%
Johnstone Supply	(12) (13)	First Lien Term Loan	S + 2.50%	6.88%	6/9/2031	1,471	1,476	1,478	0.18%
Madison Safety & Flow LLC	(12)	First Lien Term Loan	S + 3.25%	7.61%	9/26/2031	539	537	543	0.07%
Motion & Control Enterprises LLC	(4) (6) (14)	First Lien Term Loan	S + 6.00%	10.50%	6/1/2028	1,580	1,565	1,575	0.19%
Motion & Control Enterprises LLC	(4) (6)	First Lien Term Loan	S + 6.00%	10.50%	6/1/2028	1,687	1,673	1,682	0.20%
Motion & Control Enterprises LLC	(4) (14)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.50%	6/1/2028	4,350	4,347	4,337	0.52%
Motion & Control Enterprises LLC	(4)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.50%	6/1/2028	12,235	12,235	12,200	1.48%
Ovation Holdings, Inc	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	2/4/2030	6,983	(69)	(7)	—%
Ovation Holdings, Inc	(4) (6)	First Lien Term Loan	S + 5.00%	9.50%	2/4/2030	838	830	837	0.10%
Ovation Holdings, Inc	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.59%	2/4/2030	13,504	13,446	13,490	1.63%
Ovation Holdings, Inc	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	2/4/2030	3,099	3,090	3,096	0.37%
PT Intermediate Holdings III, LLC	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 3.25%	7.58% (Cash) 1.75% (PIK)	4/9/2030	196	1	1	—%
PT Intermediate Holdings III, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 3.25%	7.58% (Cash) 1.75% (PIK)	4/9/2030	3,635	3,649	3,658	0.44%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.79%	4/4/2029	9,318	9,230	9,252	1.12%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	10.14%	4/4/2029	$2,334	$2,319	$2,317	0.28%
Service Logic Acquisition, Inc.	(4) (6) (7) (15)	First Lien Term Loan	S + 3.50%	8.09%	10/29/2027	3,740	3,740	3,749	0.45%
Southern Air & Heat Holdings, LLC	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.31%	10/1/2027	1,368	1,356	1,357	0.17%
Southern Air & Heat Holdings, LLC	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.23%	10/1/2027	1,311	1,299	1,300	0.16%
Thermostat Purchaser III, Inc.	(4) (7) (14)	First Lien Term Loan	S + 4.25%	8.58%	8/31/2028	3,276	3,276	3,276	0.40%
Thermostat Purchaser III, Inc.	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.58%	8/31/2028	3,284	—	—	—%
Vessco Midco Holdings, LLC	(4) (6) (7) (14)	First Lien Term Loan	S + 4.75%	9.43%	7/24/2031	13,706	13,571	13,573	1.64%
Vessco Midco Holdings, LLC	(4) (7) (11)	Revolving Loan	S + 4.75%	9.43%	7/24/2031	1,726	(16)	(17)	—%
Vessco Midco Holdings, LLC	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.43%	7/24/2031	4,569	1,181	1,159	0.14%
Total Capital Equipment							124,353	124,291	15.04%

Chemicals, Plastics, & Rubber
Akzo Nobel Speciality (aka Starfruit US Holdco LLC)	(12) (13)	First Lien Term Loan	S + 3.00%	7.66%	4/3/2028	3,769	3,789	3,803	0.46%
Anchor Packaging	(12) (13)	First Lien Term Loan	S + 3.00%	7.69%	7/18/2029	3,732	3,734	3,758	0.45%
Austin Powder (A-AP Buyer Inc)	(12)	First Lien Term Loan	S + 3.00%	7.61%	9/9/2031	500	499	505	0.06%
Chroma Color Corporation	(4) (6) (14) (15)	First Lien Term Loan	S + 6.00%	10.63%	4/23/2029	6,384	6,323	6,337	0.76%
Chroma Color Corporation	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.35%	4/23/2029	1,409	1,399	1,399	0.17%
Ineos US Finance LLC	(10) (12) (13)	First Lien Term Loan	S + 3.00%	7.35%	2/7/2031	2,025	2,020	2,044	0.25%
Ineos US Finance LLC	(10) (12) (13)	First Lien Term Loan	S + 3.00%	7.61%	2/18/2030	2,215	2,225	2,227	0.27%
Ineos US Petrochem LLC	(12) (13)	First Lien Term Loan	S + 4.00%	8.61%	10/1/2031	915	906	925	0.11%
INEOS US Petrochem LLC	(12)	First Lien Term Loan	S + 4.00%	8.71%	4/2/2029	867	867	875	0.11%
Tangent Technologies Acquisition, LLC	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.39%	11/30/2027	12,345	12,277	12,154	1.47%
TJC Spartech Acquisition Corp.	(6) (7) (12)	First Lien Term Loan	S + 4.75%	9.41%	5/6/2028	3,889	3,889	2,825	0.34%
Tronox Limited	(12) (13)	First Lien Term Loan	S + 2.00%	6.60%	4/4/2029	3,345	3,354	3,359	0.41%
Univar Solutions USA Inc.	(12)	First Lien Term Loan	S + 4.00%	7.86%	8/1/2030	1,887	1,897	1,912	0.23%
USALCO	(12)	First Lien Term Loan	S + 4.00%	8.36%	9/30/2031	1,269	1,263	1,282	0.16%
USALCO	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.00%	8.36%	9/30/2031	131	—	1	—%
Total Chemicals, Plastics, & Rubber							44,442	43,406	5.25%

Construction & Building
APi Group DE Inc.	(12) (13)	First Lien Term Loan	S + 2.00%	6.36%	1/3/2029	1,672	1,672	1,675	0.20%
Cobalt Service Partners, LLC	(4) (6) (7) (14)	First Lien Term Loan	S + 4.75%	9.08%	10/13/2031	7,342	7,269	7,274	0.88%
Cobalt Service Partners, LLC	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	10/13/2031	12,658	549	493	0.06%
Gannett Fleming, Inc.	(4) (6) (7)	First Lien Term Loan	S + 4.75%	9.23%	8/5/2030	17,824	17,568	17,669	2.14%
Gannett Fleming, Inc.	(4) (7) (11)	Revolving Loan	S + 4.75%	9.23%	8/5/2030	2,131	(30)	(19)	—%
Gulfside Supply	(12)	First Lien Term Loan	S + 3.00%	7.33%	6/17/2031	1,092	1,090	1,099	0.13%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Heartland Paving Partners, LLC	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.08%	8/9/2030	$8,550	$8,466	$8,469	1.03%
Heartland Paving Partners, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	8/9/2030	5,714	(14)	(54)	(0.01)%
Heartland Paving Partners, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	8/9/2030	5,714	(14)	(54)	(0.01)%
Hyphen Solutions, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 5.50%	9.96%	10/27/2026	15,915	15,890	15,915	1.93%
ICE USA Infrastructure, Inc.	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.58%	3/15/2030	9,052	8,970	8,968	1.09%
ICE USA Infrastructure, Inc.	(4) (6)	First Lien Term Loan	S + 5.25%	9.58%	3/15/2030	1,618	1,603	1,603	0.19%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.39%	12/15/2027	1,348	1,348	1,348	0.17%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(4) (6) (7) (15)	First Lien Term Loan	S + 5.75%	10.20%	12/15/2027	2,551	2,551	2,551	0.31%
MEI Buyer LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.36%	6/29/2029	10,248	10,197	10,250	1.24%
MEI Buyer LLC	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.48%	6/29/2029	1,639	1,637	1,639	0.20%
Quikrete Holdings, Inc.	(12)	First Lien Term Loan	S + 2.25%	6.61%	3/19/2029	1,481	1,483	1,482	0.18%
Rose Paving, LLC	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	12.50%	5/7/2030	146	(1)	(2)	—%
Rose Paving, LLC	(4)	Subordinated Debt	N/A	12.50%	5/7/2030	2,253	2,225	2,226	0.27%
SPI LLC	(4) (6) (7) (14)	First Lien Term Loan	S + 4.75%	9.21%	12/21/2027	6,808	6,747	6,808	0.82%
Thyssenkrupp Elevator (Vertical US Newco Inc)	(12) (13)	First Lien Term Loan	S + 4.00%	8.59%	4/30/2030	3,970	3,995	4,004	0.49%
Touchdown Acquirer Inc. (Tencate)	(6) (7) (12) (14) (15)	First Lien Term Loan	S + 3.25%	7.58%	2/21/2031	9,827	9,826	9,930	1.20%
Vertex Service Partners, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.50%	11/8/2030	8,949	146	104	0.01%
Vertex Service Partners, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 5.75%	10.11%	11/8/2030	3,182	3,152	3,214	0.39%
Vertex Service Partners, LLC	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.13%	11/8/2030	5,737	5,709	5,795	0.70%
WSB Engineering Holdings Inc.	(4) (6) (14) (15)	First Lien Term Loan	S + 6.00%	10.51%	8/31/2029	4,173	4,121	4,158	0.50%
WSB Engineering Holdings Inc.	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.59%	8/31/2029	2,757	2,369	2,387	0.29%
Total Construction & Building							118,524	118,932	14.40%

Consumer Goods: Durable
Callaway Golf Company	(12) (13)	First Lien Term Loan	S + 3.00%	7.36%	3/15/2030	1,403	1,404	1,399	0.17%
Culligan (AKA Osmosis Debt Merger Sub Inc)	(12) (13)	First Lien Term Loan	S + 3.00%	8.05%	7/31/2028	2,985	3,001	2,991	0.36%
MITER Brands (MIWD Holdco II LLC)	(12)	First Lien Term Loan	S + 3.00%	7.36%	3/28/2031	3,483	3,503	3,522	0.43%
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.00%	9.75% (Cash) 1.00% (PIK)	11/2/2026	6,615	6,552	6,218	0.75%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

SRAM LLC	(12)	First Lien Term Loan	S + 3.00%	7.22%	5/18/2028	$3,645	$3,654	$3,669	0.44%
XpressMyself.com LLC (SmartSign)	(4) (14)	First Lien Term Loan	S + 5.50%	10.03%	9/7/2028	2,004	1,991	2,004	0.25%
XpressMyself.com LLC (SmartSign)	(4) (14)	First Lien Term Loan	S + 5.75%	10.25%	9/7/2028	1,516	1,493	1,516	0.18%
Total Consumer Goods: Durable							21,598	21,319	2.58%

Consumer Goods: Non-Durable
Gloves Buyer, Inc. (PIP)	(4) (6) (14) (15)	First Lien Term Loan	S + 4.00%	8.47%	12/29/2027	7,173	7,157	7,173	0.87%
Image International Intermediate Holdco II, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 5.50%	10.24%	7/10/2025	7,575	7,393	7,326	0.88%
Image International Intermediate Holdco II, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 5.50%	10.24%	7/10/2025	10,655	10,546	10,305	1.25%
KL Bronco Acquisition, Inc. (Elevation Labs)	(4) (6) (15)	First Lien Term Loan	S + 5.25%	9.94%	6/30/2028	4,999	4,984	5,000	0.60%
KL Bronco Acquisition, Inc. (Elevation Labs)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.70%	6/30/2028	2,434	721	727	0.09%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	1/8/2030	4,397	(11)	44	0.01%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.33%	1/8/2030	11,994	12,044	12,114	1.46%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	1/8/2030	2,907	2,927	2,936	0.36%
Perrigo Investments	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.36%	4/20/2029	1,417	1,416	1,423	0.17%
Revision Buyer LLC (Revision Skincare)	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,279	10,142	10,220	1.24%
Ultima Health Holdings, Inc.	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,346	1,328	1,346	0.16%
Total Consumer Goods: Non-Durable							58,647	58,614	7.09%

Containers, Packaging & Glass
Novolex (Clydesdale Acquisition Holdings Inc)	(12)	First Lien Term Loan	S + 3.00%	7.53%	4/13/2029	1,656	1,666	1,661	0.20%
Oliver Packaging, LLC	(4)	Subordinated Debt	N/A	11.00%	1/6/2029	1,326	1,309	1,250	0.15%
Oliver Packaging, LLC	(4)	Subordinated Debt	N/A	12.50%	1/6/2029	245	241	243	0.03%
Online Labels Group, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.58%	12/19/2029	3,148	3,139	3,148	0.38%
Online Labels Group, LLC	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	12/19/2029	543	—	—	—%
Online Labels Group, LLC	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	12/19/2029	227	—	—	—%
PG Buyer, LLC (Pacur)	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,342	8,342	8,342	1.01%
ProAmpac PG Borrower LLC	(7) (12) (14)	First Lien Term Loan	S + 4.00%	8.60%	9/15/2028	3,960	3,960	3,977	0.48%
Total Containers, Packaging & Glass							18,657	18,621	2.25%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Energy: Electricity
Covanta Energy Corp	(12) (13)	First Lien Term Loan	S + 2.00%	6.70%	11/30/2028	$689	$687	$691	0.08%
Covanta Energy Corp	(12) (13)	First Lien Term Loan	S + 2.00%	6.70%	11/30/2028	53	53	53	0.01%
Matador US Buyer, LLC (Insulation Technology Group)	(4) (6) (10) (13) (14)	First Lien Term Loan	S + 5.00%	9.36%	6/25/2030	19,758	19,571	19,582	2.37%
Matador US Buyer, LLC (Insulation Technology Group)	(4) (10) (11) (13)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	6/25/2030	5,226	—	(47)	(0.01)%
Tinicum Voltage Acquisition Corp.	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.41%	12/15/2028	6,796	6,624	6,615	0.80%
Total Energy: Electricity							26,935	26,894	3.25%

Energy: Oil & Gas
Allredi, LLC (Abrasive Products and Equipment)	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	11,485	11,202	9,628	1.17%
Total Energy: Oil & Gas							11,202	9,628	1.17%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.33%	3/27/2030	8,690	8,609	8,611	1.04%
CLS Management Services, LLC (Contract Land Staff)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.62%	3/27/2030	3,493	3,480	3,462	0.42%
CLS Management Services, LLC (Contract Land Staff)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.62%	3/27/2030	4,418	(10)	(40)	—%
GFL Environmental (Betty Merger)	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.61%	7/3/2031	3,377	3,368	3,387	0.41%
Impact Parent Corporation (Impact Environmental Group)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.42%	3/23/2029	3,160	3,165	3,137	0.38%
Impact Parent Corporation (Impact Environmental Group)	(4) (6) (15)	First Lien Term Loan	S + 5.00%	9.43%	3/23/2029	10,357	10,373	10,284	1.24%
Impact Parent Corporation (Impact Environmental Group)	(4) (14)	First Lien Term Loan	S + 5.00%	9.43%	3/23/2029	2,055	2,022	2,041	0.25%
Impact Parent Corporation (Impact Environmental Group)	(4) (14)	First Lien Term Loan	S + 5.00%	9.43%	3/23/2029	421	414	418	0.05%
Impact Parent Corporation (Impact Environmental Group)	(4) (6) (14) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	3/23/2029	2,016	2,014	2,002	0.24%
Impact Parent Corporation (Impact Environmental Group)	(4) (6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	3/23/2029	1,708	1,701	1,696	0.21%
NFM & J, L.P. (The Facilities Group)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.42%	11/30/2027	1,547	163	167	0.02%
NFM & J, L.P. (The Facilities Group)	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.44%	11/30/2027	1,961	1,949	1,954	0.23%
NFM & J, L.P. (The Facilities Group)	(4) (6) (7) (15)	First Lien Term Loan	S + 5.75%	10.37%	11/30/2027	2,755	2,738	2,746	0.33%
NFM & J, L.P. (The Facilities Group)	(4) (6) (7) (15)	First Lien Term Loan	S + 5.75%	10.44%	11/30/2027	1,929	1,917	1,922	0.23%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	7/16/2027	137	137	137	0.02%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	7/16/2027	635	640	642	0.08%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	7/16/2027	$1,289	$1,298	$1,302	0.15%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	7/16/2027	373	376	377	0.05%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.76%	7/16/2027	2,052	2,066	2,073	0.25%
North Haven Stack Buyer, LLC	(4) (6) (7) (14)	First Lien Term Loan	S + 5.25%	9.84%	7/16/2027	6,807	6,790	6,875	0.83%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	7/16/2027	785	786	790	0.10%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	7/16/2027	595	595	598	0.07%
North Haven Stack Buyer, LLC	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	7/16/2027	3,287	428	466	0.06%
Nutrition 101 Buyer, LLC (101 Inc)	(4) (6)	First Lien Term Loan	S + 5.25%	9.94%	8/31/2028	808	803	750	0.09%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (6) (14)	First Lien Term Loan	S + 5.50%	9.75%	7/3/2029	2,341	2,318	2,312	0.28%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (14)	First Lien Term Loan	S + 5.50%	9.83%	7/3/2029	3,386	3,354	3,344	0.40%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.58%	7/3/2029	19,812	—	(246)	(0.03)%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (6) (11)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.48%	7/3/2029	2,562	1,888	1,862	0.23%
SI Solutions, LLC	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.34%	8/15/2030	10,494	10,392	10,507	1.27%
SI Solutions, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.34%	8/15/2030	4,951	(12)	6	—%
Total Environmental Industries							73,762	73,582	8.90%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (6) (14)	First Lien Term Loan	S + 5.25%	9.84%	7/2/2031	13,853	13,717	13,778	1.67%
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.80%	7/2/2031	2,519	167	159	0.02%
AB Centers Acquisition Corporation (Action Behavior Centers)	(4)	First Lien Term Loan	S + 5.25%	9.61%	7/2/2031	3,387	3,371	3,369	0.41%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	5/1/2030	1,063	1	1	—%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (6) (7) (15)	First Lien Term Loan	S + 5.50%	9.83%	5/1/2030	4,230	4,235	4,234	0.51%
Bridges Consumer Healthcare Intermediate LLC	(4) (6) (14)	First Lien Term Loan	S + 5.25%	9.53%	12/20/2031	5,138	5,087	5,088	0.62%
Bridges Consumer Healthcare Intermediate LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.53%	12/20/2031	2,439	(12)	(24)	—%
Coding Solutions Acquisition, Inc.	(4) (6) (7) (14)	First Lien Term Loan	S + 5.00%	9.25%	8/7/2031	10,861	10,789	10,777	1.30%
Coding Solutions Acquisition, Inc.	(4) (7) (11)	Revolving Loan	S + 5.00%	9.43%	8/7/2031	1,101	953	955	0.12%
Coding Solutions Acquisition, Inc.	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	8/7/2031	1,655	(4)	(13)	—%
Eyesouth Eye Care Holdco LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 5.50%	9.96%	10/5/2029	10,638	10,445	10,445	1.26%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Eyesouth Eye Care Holdco LLC	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.00%	10/5/2029	$3,431	$3,381	$3,369	0.41%
Health Management Associates, Inc.	(4) (6) (14) (15)	First Lien Term Loan	S + 6.25%	10.82%	3/30/2029	8,733	8,667	8,733	1.06%
Health Management Associates, Inc.	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.77%	3/30/2029	1,533	747	761	0.09%
Healthspan Buyer, LLC (Thorne HealthTech)	(4) (6) (14)	First Lien Term Loan	S + 5.25%	9.58%	10/16/2030	5,491	5,464	5,465	0.66%
Healthspan Buyer, LLC (Thorne HealthTech)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.58%	10/16/2030	12,050	11,980	11,992	1.45%
Heartland Veterinary Partners LLC	(4)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	1,054	1,044	1,053	0.13%
Heartland Veterinary Partners LLC	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	5,052	3,086	3,081	0.37%
Heartland Veterinary Partners LLC	(4)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	5,271	5,271	5,265	0.64%
HMN Acquirer Corp.	(4) (14)	First Lien Term Loan	S + 4.75%	9.08%	11/5/2031	5,831	5,775	5,776	0.70%
HMN Acquirer Corp.	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	11/5/2031	2,144	(5)	(20)	—%
Jazz Pharmaceuticals (AKA FINANCING LUX SARL)	(10) (12) (13)	First Lien Term Loan	S + 2.25%	6.61%	5/5/2028	3,832	3,854	3,846	0.47%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(4) (6) (15)	First Lien Term Loan	S + 6.50%	10.98%	10/1/2025	8,953	8,953	8,953	1.08%
Medline (AKA Mozart Borrower LP)	(12) (13)	First Lien Term Loan	S + 2.25%	6.61%	10/23/2028	2,751	2,754	2,763	0.33%
New You Bariatric Group, LLC (SSJA Bariatric Management LLC)	(4) (6) (16)	First Lien Term Loan	S + 5.25%	9.73%	4/30/2025	7,455	7,455	3,400	0.41%
Organon & Co	(12) (13)	First Lien Term Loan	S + 2.00%	6.62%	5/19/2031	1,418	1,415	1,425	0.17%
Promptcare Infusion Buyer, Inc.	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.44%	9/1/2027	318	317	318	0.04%
Promptcare Infusion Buyer, Inc.	(4) (6) (7) (15)	First Lien Term Loan	S + 6.00%	10.44%	9/1/2027	2,039	2,037	2,039	0.25%
Select Medical Corporation	(12) (13)	First Lien Term Loan	S + 2.00%	6.53%	12/3/2031	824	827	828	0.10%
Southern Veterinary Partners, LLC	(7) (12) (14)	First Lien Term Loan	S + 3.25%	7.71%	12/4/2031	8,329	8,321	8,399	1.02%
TBRS, Inc.	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.26%	11/22/2031	1,953	(10)	(19)	—%
TBRS, Inc.	(4) (7) (11) (13)	Revolving Loan	S + 4.75%	9.26%	11/22/2030	1,243	62	62	0.01%
TBRS, Inc.	(4) (6) (7)	First Lien Term Loan	S + 4.75%	9.26%	11/22/2031	7,160	7,089	7,091	0.85%
Tidi Legacy Products, Inc.	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.25%	9.61%	12/19/2029	15,737	15,736	15,789	1.91%
Tidi Legacy Products, Inc.	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.61%	12/19/2029	4,183	10	14	—%
VMG Holdings LLC (VMG Health)	(4) (6) (14) (15)	First Lien Term Loan	S + 4.75%	9.33%	4/16/2030	19,950	19,763	19,764	2.39%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value		% of Net Assets (5)

W2O Holdings, Inc.	(4) (6) (14)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	6/12/2028	$6,806	$6,806	$6,781		0.82%
Wellspring Pharmaceutical Corporation	(4) (14)	First Lien Term Loan	S + 5.00%	9.43%	8/22/2028	6,463	6,423	6,404		0.78%
Wellspring Pharmaceutical Corporation	(4) (14)	First Lien Term Loan	S + 5.00%	9.43%	8/22/2028	4,013	3,958	3,976		0.48%
Wellspring Pharmaceutical Corporation	(4)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	8/22/2028	1,866	1,856	1,849		0.22%
YI, LLC (Young Innovations)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.75%	10.39%	12/3/2029	15,848	15,711	15,710		1.90%
YI, LLC (Young Innovations)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.39%	12/3/2029	3,335	(17)	(29)		—%
Total Healthcare & Pharmaceuticals							207,479	203,607	0	24.65%

High Tech Industries
Ahead DB Holdings, LLC (Ahead Data Blue LLC)	(6) (12) (14)	First Lien Term Loan	S + 3.50%	7.83%	2/1/2031	5,464	5,438	5,508		0.67%
BMC Software, Inc.	(12)	First Lien Term Loan	S + 4.00%	8.34%	7/30/2031	5,000	4,988	5,047		0.61%
Cedar Services Group, LLC (Evergreen Services Group II)	(4) (7) (14)	First Lien Term Loan	S + 5.50%	9.83%	10/4/2030	3,290	3,246	3,290		0.40%
Cedar Services Group, LLC (Evergreen Services Group II)	(4) (6) (7) (14)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	10/4/2030	2,660	2,654	2,660		0.32%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	2,553	2,541	2,570		0.31%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7) (14)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	14,894	14,820	14,993		1.81%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	10.09%	8/2/2030	2,553	(11)	17		—%
Dragon Buyer, Inc. (NCR Voyix)	(6) (12)	First Lien Term Loan	S + 3.25%	7.58%	9/30/2031	7,000	6,966	7,023		0.85%
Eliassen Group, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.30%	4/14/2028	229	229	229		0.03%
Eliassen Group, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 5.75%	10.08%	4/14/2028	3,186	3,186	3,186		0.39%
Ensono, Inc.	(6) (12) (14)	First Lien Term Loan	S + 4.00%	8.47%	5/26/2028	14,961	14,900	14,976		1.81%
GS AcquisitionCo, Inc.	(4) (6) (7) (15)	First Lien Term Loan	S + 5.25%	9.58%	5/25/2028	5,784	5,762	5,762		0.70%
Icon Parent I Inc. (Instructure)	(6) (7) (12)	First Lien Term Loan	S + 3.00%	7.52%	11/13/2031	2,000	1,990	2,010		0.24%
II-VI INCORPORATED	(12) (13)	First Lien Term Loan	S + 2.00%	6.86%	7/2/2029	2,256	2,265	2,265		0.28%
Infobase Acquisition, Inc.	(4) (6) (14) (15)	First Lien Term Loan	S + 5.50%	10.03%	6/14/2028	3,498	3,494	3,498		0.42%
Informatica LLC	(12) (13)	First Lien Term Loan	S + 2.00%	6.61%	10/27/2028	4,455	4,474	4,483		0.54%
Javelin Buyer, Inc.	(4) (6) (7) (14)	First Lien Term Loan	S + 3.25%	7.69%	12/5/2031	7,000	6,990	6,988		0.85%
MKS INSTRUMENTS INC	(12) (13)	First Lien Term Loan	S + 2.00%	6.59%	8/17/2029	3,406	3,425	3,421		0.41%
PointClickCare Technologies	(10) (12) (13)	First Lien Term Loan	S + 3.00%	7.58%	10/11/2031	450	449	453		0.05%
Project Alpha Intermediate Holding, Inc.	(4) (6) (7)	First Lien Term Loan	S + 3.25%	7.84%	10/28/2030	1,000	998	998		0.12%
Quartz Holding Company (Quickbase)	(4) (6) (14)	First Lien Term Loan	S + 3.50%	7.86%	10/2/2028	6,039	6,020	6,013		0.73%
Red Ventures, LLC (New Imagitas, Inc.)	(12) (13)	First Lien Term Loan	S + 2.75%	7.11%	3/3/2030	1,321	1,318	1,328		0.16%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (6) (7)	First Lien Term Loan	S + 4.50%	8.86%	9/30/2031	9,241	9,150	9,153		1.11%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (7) (11)	Revolving Loan	S + 4.50%	8.83%	3/31/2031	1,062	277	277		0.03%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Ridge Trail US Bidco, Inc. (Options IT)	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.86%	9/30/2031	$3,187	$(8)	$(30)	—%
Specialist Resources Global Inc.	(4) (6)	First Lien Term Loan	S + 5.00%	9.36%	9/23/2027	1,325	1,314	1,323	0.16%
Specialist Resources Global Inc.	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/23/2027	11,790	(23)	(14)	—%
Specialist Resources Global Inc.	(4) (6) (14)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/23/2027	6,805	6,805	6,797	0.82%
Stratix Holding Corporation	(4) (6) (15)	First Lien Term Loan	S + 5.75%	10.00%	9/15/2028	6,532	6,532	6,532	0.79%
UPC/Sunrise (UPC Financing Partnership)	(12)	First Lien Term Loan	S + 2.93%	7.44%	1/31/2029	1,825	1,818	1,837	0.22%
Validity, Inc.	(4) (6) (15)	First Lien Term Loan	S + 5.25%	9.71%	5/30/2026	7,320	7,317	7,320	0.89%
Venture Buyer, LLC (Velosio)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.25%	9.84%	3/1/2030	7,896	7,851	7,904	0.96%
Venture Buyer, LLC (Velosio)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.84%	3/1/2030	1,635	—	2	—%
Worldpay (GTCR W Merger Sub LLC)	(12) (13)	First Lien Term Loan	S + 3.00%	6.83%	1/31/2031	4,454	4,474	4,486	0.54%
Total High Tech Industries							141,649	142,305	17.22%

Hotel, Gaming & Leisure
Cinemark USA, Inc.	(12) (13)	First Lien Term Loan	S + 4.00%	7.10%	5/24/2030	3,590	3,610	3,617	0.44%
Davidson Hotel Company LLC	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.36%	10/31/2031	2,790	2,762	2,763	0.33%
Davidson Hotel Company LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	10/31/2031	930	(2)	(9)	—%
Total Hotel, Gaming & Leisure							6,370	6,371	0.77%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(4) (6) (15)	First Lien Term Loan	S + 5.75%	10.40%	10/23/2028	3,468	3,471	3,471	0.42%
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(12)	First Lien Term Loan	S + 2.75%	7.11%	1/31/2031	3,720	3,730	3,721	0.45%
Viking Buyer, LLC (Vanguard Packaging LLC)	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.47%	8/9/2026	5,821	5,815	5,792	0.70%
VS Professional Training Acquisitionco, LLC	(4) (6) (15)	First Lien Term Loan	S + 5.25%	9.61%	9/30/2026	4,408	4,408	4,408	0.53%
Total Media: Advertising, Printing & Publishing							17,424	17,392	2.10%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Media: Broadcasting & Subscription
Directv (AKA Directv Financing LLC)	(12)	First Lien Term Loan	S + 5.00%	9.85%	8/2/2027	$170	$169	$171	0.02%
Nexstar Broadcasting, Inc.	(12) (13)	First Lien Term Loan	S + 2.50%	6.96%	9/18/2026	3,479	3,483	3,495	0.42%
Virgin Media Investment Holdings Limited	(12) (13)	First Lien Term Loan	S + 3.25%	7.76%	1/31/2029	1,375	1,357	1,369	0.17%
Ziggo B.V.	(12) (13)	First Lien Term Loan	S + 2.50%	7.01%	4/30/2028	500	492	499	0.06%
Total Media: Media: Broadcasting & Subscription							5,501	5,534	0.67%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,775	2,737	2,672	0.32%
Creative Artists Agency, LLC	(12)	First Lien Term Loan	S + 2.75%	7.11%	10/1/2031	1,989	1,998	2,001	0.25%
Total Media: Diversified & Production							4,735	4,673	0.57%

Metals and Mining
Arsenal AIC Parent LLC(Arconic)	(12)	First Lien Term Loan	S + 3.00%	7.61%	8/18/2030	2,602	2,626	2,627	0.32%
Total Metals and Mining							2,626	2,627	0.32%

Retail
Syndigo LLC	(4) (6) (15)	First Lien Term Loan	S + 4.50%	9.28%	12/15/2027	2,724	2,720	2,724	0.33%
Total Retail							2,720	2,724	0.33%

Services: Business
AG Group Holdings, Inc. (Addison Group)	(6) (12) (15)	First Lien Term Loan	S + 4.25%	8.61%	12/29/2028	3,314	3,335	3,338	0.40%
ALKU Intermediate Holdings, LLC	(4) (6)	First Lien Term Loan	S + 6.25%	10.50%	5/23/2029	2,684	2,641	2,707	0.33%
Amex GBT	(12)	First Lien Term Loan	S + 3.00%	7.63%	7/25/2031	800	798	805	0.10%
Archer Acquisition, LLC (ARMstrong)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.43%	10/8/2029	10,467	10,356	10,367	1.25%
Archer Acquisition, LLC (ARMstrong)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.67%	10/8/2029	1,009	271	271	0.03%
Azalea TopCo, Inc. (Press Ganey)	(6) (7) (12) (14)	First Lien Term Loan	S + 3.25%	7.61%	4/30/2031	5,162	5,113	5,183	0.63%
Azorra	(10) (12) (13)	First Lien Term Loan	S + 3.50%	7.86%	10/18/2029	1,496	1,482	1,508	0.18%
Bounteous, Inc.	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.36%	8/2/2027	1,012	1,012	1,011	0.12%
Bounteous, Inc.	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.36%	8/2/2027	493	493	493	0.06%
Bounteous, Inc.	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.36%	8/2/2027	1,955	1,955	1,953	0.24%
Bounteous, Inc.	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.36%	8/2/2027	302	302	301	0.04%
Caldwell & Gregory LLC	(4)	Subordinated Debt	S + 9.25%	13.86% (PIK)	3/31/2031	5,177	5,079	5,168	0.63%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.75% (PIK)	3/26/2031	1,403	1,369	1,368	0.17%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	10.50% (Cash) 1.75% (PIK)	3/26/2031	536	(6)	(13)	—%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Cornerstone Advisors of Arizona, LLC	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.85%	9/24/2026	$116	$116	$116	0.01%
Cornerstone Advisors of Arizona, LLC	(4) (6) (15)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	1,262	1,262	1,262	0.15%
CV Holdco, LLC (Class Valuation)	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	440	432	0.05%
CV Holdco, LLC (Class Valuation)	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,919	9,712	1.18%
DISA Holdings Corp. (DISA Global Solutions)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.50%	9/9/2028	1,197	1,186	1,188	0.14%
DISA Holdings Corp. (DISA Global Solutions)	(4) (6) (15)	First Lien Term Loan	S + 5.00%	9.50%	9/9/2028	6,652	6,595	6,602	0.80%
Esquire Deposition Solutions, LLC	(4)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	1,800	1,760	1,765	0.21%
First Advantage Holdings LLC	(12)	First Lien Term Loan	S + 3.25%	7.61%	10/31/2031	1,335	1,328	1,351	0.16%
Garda World Security Corporation	(10) (12) (13)	First Lien Term Loan	S + 4.00%	7.90%	2/1/2029	1,990	2,015	2,001	0.24%
Genuine Financial Holdings LLC (HireRight)	(12)	First Lien Term Loan	S + 4.00%	8.36%	9/27/2030	5,954	5,899	6,029	0.73%
ICON LUXEMBOURG SARL	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.33%	7/3/2028	100	100	101	0.01%
ICON LUXEMBOURG SARL	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.33%	7/3/2028	25	25	25	—%
ImageFirst Holdings, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 4.25%	8.58%	4/27/2028	15,800	15,787	15,800	1.91%
Ingram Micro Inc	(12)	First Lien Term Loan	S + 3.00%	7.08%	9/22/2031	2,296	2,306	2,311	0.28%
Integrated Power Services Holdings, Inc.	(4) (14)	First Lien Term Loan	S + 4.50%	8.97%	11/22/2028	3,138	3,136	3,138	0.38%
Integrated Power Services Holdings, Inc.	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.97%	11/22/2028	3,180	(7)	—	—%
KENG Acquisition, Inc. (Engage PEO)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.00%	0.0936	8/1/2029	9,057	8,964	8,975	1.09%
KENG Acquisition, Inc. (Engage PEO)	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/1/2029	5,790	(13)	(53)	—%
KENG Acquisition, Inc. (Engage PEO)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/1/2029	7,739	3,400	3,384	0.41%
Kofile, Inc.	(4)	Subordinated Debt	N/A	13.25%	12/31/2027	6,603	6,603	6,251	0.76%
KRIV Acquisition, Inc. (Riveron)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.75%	10.08%	7/6/2029	6,891	6,754	6,827	0.83%
KRIV Acquisition, Inc. (Riveron)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.08%	7/6/2029	8,276	(39)	(78)	—%
KRIV Acquisition, Inc. (Riveron)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.08%	7/6/2029	1,034	1,023	1,024	0.12%
LRN Corporation (Lion Merger Sub, Inc.)	(4) (6) (7) (15)	First Lien Term Loan	S + 6.50%	10.93%	12/17/2025	3,254	3,208	3,230	0.39%
LRN Corporation (Lion Merger Sub, Inc.)	(4) (6) (7) (15)	First Lien Term Loan	S + 6.50%	10.93%	12/17/2025	624	615	619	0.07%
LSCS Holdings, Inc. (Dohmen)	(6) (12) (14)	First Lien Term Loan	S + 4.50%	8.97%	12/16/2028	8,708	8,664	8,778	1.06%
McKissock Investment Holdings, LLC (Colibri Group)	(6) (12) (15)	First Lien Term Loan	S + 5.00%	9.80%	3/12/2029	3,890	3,882	3,872	0.47%
McKissock Investment Holdings, LLC (Colibri Group)	(6) (7) (12) (14)	First Lien Term Loan	S + 5.00%	9.62%	3/12/2029	5,940	5,813	5,912	0.72%
NDC Acquisition Corp.	(4) (6) (15)	First Lien Term Loan	S + 5.50%	9.94%	3/9/2027	7,561	7,486	7,561	0.92%
OCM System One Buyer CTB, LLC (System One)	(4) (14)	First Lien Term Loan	S + 3.75%	8.08%	3/2/2028	1,082	1,082	1,082	0.13%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Olympus US Bidco LLC (Phaidon International)	(4) (6) (10) (13) (14) (15)	First Lien Term Loan	S + 5.50%	9.96%	8/22/2029	$19,450	$19,157	$19,105	2.31%
OMNIA Partners, LLC	(7) (12) (14)	First Lien Term Loan	S + 2.75%	7.37%	7/25/2030	2,490	2,476	2,505	0.30%
Open Text Corporation	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.11%	1/31/2030	4,413	4,435	4,419	0.53%
Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (14)	First Lien Term Loan	S + 6.25%	10.68%	6/15/2029	3,986	3,928	3,986	0.48%
Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (14)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.68%	6/15/2029	954	947	954	0.12%
Safety Infrastructure Services Intermediate LLC	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.08%	7/21/2028	6,278	6,220	6,203	0.75%
Sagebrush Buyer, LLC (Province)	(4) (14)	First Lien Term Loan	S + 5.00%	9.36%	7/1/2030	4,237	4,196	4,196	0.51%
Soliant Lower Intermediate, LLC	(4)	First Lien Term Loan	S + 3.75%	8.11%	7/18/2031	18,310	18,132	18,310	2.22%
Synechron	(12)	First Lien Term Loan	S + 4.00%	8.11%	10/3/2031	2,000	1,981	2,018	0.24%
Tempo Acquisition, LLC	(12)	First Lien Term Loan	S + 2.00%	6.61%	8/31/2028	3,645	3,659	3,663	0.44%
TouchTunes Music Group, LLC (TouchTunes Interactive Network)	(6) (12) (14)	First Lien Term Loan	S + 4.75%	9.08%	4/2/2029	7,654	7,654	7,686	0.93%
Transit Buyer, LLC (Propark Mobility)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.36%	1/31/2029	6,319	6,263	6,314	0.76%
Transit Buyer, LLC (Propark Mobility)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.37%	1/31/2029	3,605	3,086	3,112	0.38%
Transit Buyer, LLC (Propark Mobility)	(4)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.45%	1/31/2029	8,991	8,970	8,984	1.09%
Trilon Group, LLC	(4) (6) (14)	First Lien Term Loan	S + 5.50%	10.31%	5/25/2029	6,856	6,831	6,813	0.82%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S + 5.50%	10.31%	5/25/2029	2,999	2,972	2,980	0.36%
Trilon Group, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.12%	5/25/2029	10,071	2,175	2,113	0.26%
TSS Buyer, LLC (Technical Safety Services)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.05%	6/22/2029	616	549	549	0.07%
TSS Buyer, LLC (Technical Safety Services)	(4) (6) (15)	First Lien Term Loan	S + 5.50%	10.24%	6/22/2029	1,341	1,341	1,341	0.16%
Victors CCC Buyer LLC (CrossCountry Consulting)	(4) (7) (14)	First Lien Term Loan	S + 4.75%	9.13%	6/1/2029	1,365	1,346	1,372	0.17%
Victors CCC Buyer LLC (CrossCountry Consulting)	(4) (7)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.30%	6/1/2029	140	139	141	0.02%
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 4.75%	9.08%	7/13/2029	15,204	15,174	15,356	1.86%
Zelis	(12) (13)	First Lien Term Loan	S + 3.00%	7.84%	11/26/2031	2,000	1,990	2,010	0.24%
Total Services: Business							267,130	267,807	32.42%

Services: Consumer
360 Holdco, Inc. (360 Training)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.36%	8/2/2028	3,980	3,953	3,980	0.48%
360 Holdco, Inc. (360 Training)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/2/2028	3,580	—	—	—%
A Place For Mom, Inc.	(4) (6) (15)	First Lien Term Loan	S + 4.50%	8.97%	2/10/2026	16,443	16,443	16,443	2.00%
ADPD Holdings LLC (NearU)	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.03%	8/16/2028	5,426	5,376	5,167	0.63%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

ADPD Holdings LLC (NearU)	(4) (6) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 6.00%	11.03%	8/16/2028	$413	$—	$(20)	—%
ADPD Holdings LLC (NearU)	(4) (6) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 6.00%	11.03%	8/16/2028	832	—	(40)	—%
AMS Parent, LLC (All My Sons)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.47%	10/25/2028	5,510	5,486	5,479	0.66%
Apex Service Partners, LLC	(4) (7) (11)	Revolving Loan	S + 5.00%	9.51%	10/24/2029	1,101	738	739	0.09%
Apex Service Partners, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.00%	9.51%	10/24/2030	12,666	12,542	12,550	1.52%
Apex Service Partners, LLC	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.50%	10/24/2030	3,087	879	865	0.10%
Apex Service Partners, LLC	(4) (7)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.51%	10/24/2030	3,106	3,077	3,078	0.37%
Brightspring Health (aka Phoenix Gurantor Inc.)	(12) (13)	First Lien Term Loan	S + 3.00%	6.86%	2/21/2031	3,970	3,957	3,989	0.48%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	673	658	652	0.08%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	514	507	498	0.06%
Excel Fitness Holdings, Inc.	(4) (6) (14)	First Lien Term Loan	S + 5.25%	9.58%	4/27/2029	5,910	5,860	5,895	0.71%
Excel Fitness Holdings, Inc.	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	4/27/2029	2,096	405	419	0.05%
Legacy Service Partners, LLC	(4) (14)	First Lien Term Loan	S + 5.25%	9.73%	1/9/2029	4,024	3,963	4,006	0.48%
Legacy Service Partners, LLC	(4) (6) (14)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.77%	1/9/2029	1,875	1,868	1,867	0.23%
Legacy Service Partners, LLC	(4) (6)	First Lien Term Loan	S + 5.25%	9.75%	1/9/2029	2,593	2,567	2,581	0.31%
Norton Life Lock	(12) (13)	First Lien Term Loan	S + 2.00%	6.11%	9/12/2029	365	365	364	0.04%
NS412, LLC	(4) (6) (15)	First Lien Term Loan	S + 5.00%	9.43%	5/6/2025	5,083	5,004	5,038	0.61%
Perennial Services Group, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 5.50%	10.11%	9/7/2029	6,619	6,649	6,685	0.81%
Perennial Services Group, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.24%	9/7/2029	7,666	6,073	6,033	0.73%
Perennial Services Group, LLC	(4) (14)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.11%	9/7/2029	1,500	1,498	1,515	0.18%
Protection One (aka Prime Security Services)	(12) (13)	First Lien Term Loan	S + 2.00%	6.52%	10/13/2030	2,225	2,220	2,233	0.27%
Verscend Technologies	(12)	First Lien Term Loan	S + 3.00%	7.30%	5/1/2031	3,474	3,489	3,498	0.42%
Wrench Group LLC	(4) (7) (14)	First Lien Term Loan	S + 4.00%	8.59%	10/30/2028	3,948	3,940	3,941	0.48%
Total Services: Consumer							97,517	97,455	11.79%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.50%	9.88%	7/18/2028	8,971	8,884	8,993	1.09%
Total Sovereign & Public Finance							8,884	8,993	1.09%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Telecommunications
Arise Holdings, Inc.	(4) (6)	First Lien Term Loan	S + 4.50%	8.90%	12/9/2025	$6,804	$6,787	$5,414	0.66%
BCM One, Inc.	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.96%	11/17/2027	661	661	661	0.08%
BCM One, Inc.	(4) (6) (15)	First Lien Term Loan	S + 4.50%	8.89%	11/17/2027	2,090	2,090	2,090	0.25%
Greeneden U.S. Holdings II, LLC (Genesys Telecom Holdings U.S., Inc.)	(12)	First Lien Term Loan	S + 3.00%	7.36%	12/1/2027	1,741	1,754	1,758	0.21%
Iridium Satellite LLC	(12) (13)	First Lien Term Loan	S + 2.00%	6.61%	9/20/2030	2,297	2,299	2,292	0.28%
Mobile Communications America, Inc.	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.86%	10/16/2029	11,696	11,717	11,788	1.43%
Mobile Communications America, Inc.	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.86%	10/16/2029	5,324	1,046	1,058	0.13%
Sapphire Telecom, Inc.	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.33%	6/27/2029	16,832	16,676	16,958	2.05%
Total Telecommunications							43,030	42,019	5.09%

Transportation: Cargo
Armstrong Midco, LLC (Armstrong Transport Group)	(4)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,108	1,091	1,083	0.14%
Armstrong Transport Group, LLC	(4)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	5,844	5,749	5,715	0.69%
FSK Pallet Holding Corp. (Kamps Pallets)	(4) (6)	First Lien Term Loan	S + 6.00%	10.74%	12/23/2026	5,865	5,805	5,706	0.69%
Kenco PPC Buyer LLC	(4) (6) (14)	First Lien Term Loan	S + 4.25%	8.99%	11/15/2029	21,169	21,054	21,353	2.58%
Kenco PPC Buyer LLC	(4) (6) (11)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.99%	11/15/2029	3,749	(18)	33	—%
Kenco PPC Buyer LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.99%	11/15/2029	4,920	(44)	43	0.01%
Total Transportation: Cargo							33,637	33,933	4.11%

Transportation: Consumer
Air Canada	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.34%	3/21/2031	4,035	4,048	4,058	0.50%
American Student Transportation Partners, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/11/2029	1,747	1,711	1,707	0.21%
American Student Transportation Partners, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.50% (PIK)	9/24/2029	622	608	608	0.07%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.50%	9.86%	2/14/2031	7,124	7,059	7,059	0.85%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.86%	2/14/2031	2,051	(9)	(19)	—%
United AirLines, Inc.	(12) (13)	First Lien Term Loan	S + 2.00%	6.63%	2/22/2031	3,723	3,735	3,740	0.45%
WestJet Airlines	(10) (12) (13)	First Lien Term Loan	S + 3.00%	7.58%	2/14/2031	1,737	1,744	1,747	0.21%
Total Transportation: Consumer							18,896	18,900	2.29%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Utilities: Electric
AWP Group Holdings, Inc.	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.11%	12/23/2030	$16,243	$16,101	$16,090	1.95%
AWP Group Holdings, Inc.	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.11%	12/23/2030	3,077	1,085	1,070	0.13%
AWP Group Holdings, Inc.	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.11%	12/23/2030	635	630	629	0.08%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (6) (7)	First Lien Term Loan	S + 5.00%	9.36%	8/27/2031	13,947	13,811	13,984	1.69%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (7) (11)	Revolving Loan	S + 5.00%	9.36%	8/27/2031	2,567	1,131	1,162	0.14%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/27/2031	3,487	(17)	9	—%
DMC Holdco, LLC (DMC Power)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.15%	7/13/2029	450	3	3	—%
DMC Holdco, LLC (DMC Power)	(4) (6) (15)	First Lien Term Loan	S + 5.75%	10.15%	7/13/2029	1,335	1,342	1,342	0.16%
KENE Acquisition, Inc. (Entrust Solutions Group)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.59%	2/7/2031	867	88	92	0.01%
KENE Acquisition, Inc. (Entrust Solutions Group)	(4) (6) (15)	First Lien Term Loan	S + 5.25%	9.84%	2/7/2031	1,949	1,943	1,953	0.24%
Pinnacle Supply Partners, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 6.25%	10.81%	4/3/2030	5,908	5,847	5,813	0.70%
Pinnacle Supply Partners, LLC	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.94%	4/3/2030	3,482	1,308	1,273	0.15%
Vistra Operations Co	(12) (13)	First Lien Term Loan	S + 2.00%	6.36%	4/30/2031	3,582	3,597	3,595	0.44%
Total Utilities: Electric							46,869	47,015	5.69%

Utilities: Water
USA Water Intermediate Holdings, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 4.75%	9.34%	2/21/2031	9,030	8,969	9,030	1.09%
USA Water Intermediate Holdings, LLC	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.34%	2/21/2031	3,498	384	384	0.05%
Total Utilities: Water							9,353	9,414	1.14%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(4) (14)	First Lien Term Loan	S + 6.50%	11.24%	1/19/2029	4,537	4,471	4,543	0.55%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(4) (6) (11)	First Lien Term Loan (Delayed Draw)	S + 6.50%	11.24%	1/19/2029	1,139	(16)	1	—%
ISG Enterprises, LLC (Industrial Service Group)	(4) (14)	First Lien Term Loan	S + 5.75%	10.34%	12/7/2028	2,429	2,394	2,386	0.29%
ISG Enterprises, LLC (Industrial Service Group)	(4) (6) (14) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.34%	12/7/2028	12,007	11,895	11,793	1.43%
ISG Enterprises, LLC (Industrial Service Group)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.38%	12/7/2028	5,464	5,174	5,111	0.62%
Micronics Filtration Holdings, Inc.	(4)	Subordinated Debt	S + 5.50%	13.18%	2/17/2027	1,880	1,854	1,851	0.22%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

New Era Technology, Inc.	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.73%	10/31/2026	$6,349	$6,095	$6,131	0.74%
New Era Technology, Inc.	(4) (6) (7)	First Lien Term Loan	S + 6.25%	10.99%	10/31/2026	6,654	6,642	6,425	0.78%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S + 6.75%	11.21%	12/15/2025	6,456	6,456	6,117	0.74%
Total Wholesale							44,965	44,358	5.37%

Total Debt Investments							$1,668,263	$1,661,895	201.16%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(4) (8)	Class A-1 Units	9/1/2023	1,180,000	$1,180	$1,369	0.17%
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	(4) (8)	Partnership Interests	6/21/2024	383,427	383	413	0.05%
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	(4) (8)	Partnership Interests	12/8/2023	76,054	76	82	0.01%
Total Aerospace & Defense					1,639	1,864	0.23%

Automotive
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	(4) (8)	Holdings Subscription	10/31/2024	550,000	550	550	0.07%
Total Automotive					550	550	0.07%

Banking, Finance, Insurance, Real Estate
INS Co-Invest LP (Inszone)	(4) (8) (13)	Partnership Interests	11/29/2023	77,282	77	91	0.01%
R Arax Co-Invest UB, LP (Arax Investment Partners)	(4) (8) (13)	Limited Partnership Interest	2/28/2024	820,313	818	946	0.11%
R Chapel Avenue Holdings Co-Invest UB, LP	(4) (8) (13)	Partnership Interests	12/24/2024	534,752	547	535	0.06%
Total Banking, Finance, Insurance, Real Estate					1,442	1,572	0.18%

Beverage, Food & Tobacco
Marlin Coinvest LP (Fortune International LLC)	(4) (8) (13)	Limited Partnership Interests	5/8/2023	200,000	200	254	0.03%
MidOcean Partners QT Co-Invest, L.P. (QualiTech)	(4) (8)	Class A Units	8/20/2024	972	976	972	0.12%
Spice World	(4) (8)	Common Equity	3/31/2022	1,000	126	143	0.02%
Sugar PPC FT Investor LLC (Sugar Foods)	(4) (8) (13)	Parent Units	9/29/2023	2,000	200	233	0.03%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(4) (8)	Company Unit	10/5/2023	200	$200	$201	0.02%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(4) (8)	Class B Common Units	10/3/2022	464	1	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(4) (8)	Class A Preferred Units	10/3/2022	464	464	386	0.05%
Total Beverage, Food & Tobacco					2,167	2,189	0.27%

Capital Equipment
EFC Holdings, LLC (EFC International)	(4) (8) (13)	Class A Common Units	3/1/2023	114	46	100	0.01%
EFC Holdings, LLC (EFC International)	(4) (8) (13)	Class A Preferred Units	3/1/2023	114	114	132	0.02%
E-Tech Holdings partnership, L.P. (E-Technologies Group, Inc.)	(4) (8)	Partnership Interests	5/22/2024	1,000,000	1,010	715	0.09%
Total Capital Equipment					1,170	947	0.12%

Chemicals, Plastics & Rubber
Meyer Lab Aggregator LP	(4) (8) (13)	Units	2/27/2024	849,000	849	921	0.11%
Total Chemicals, Plastics & Rubber					849	921	0.11%

Construction & Building
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(4) (8)	Series F interests	5/26/2023	254,428	260	336	0.04%
OSP Gannett Aggregator, LP (Gannett Fleming)	(4) (8) (9)	Class A Interests	12/20/2022	178,922	179	236	0.03%
RPI Investments LP (Rose Paving)	(4) (8)	Class A Unit	11/27/2024	690	100	100	0.01%
Trench Plate Rental Co.	(4) (8)	Common Equity	3/31/2022	1,000	127	45	0.01%
Total Construction & Building					666	717	0.09%

Consumer Goods: Non-Durable
Hermod Co-Invest, LP	(4) (8)	Common Units	10/15/2024	500,000	512	500	0.06%
RVGD Aggregator LP (Revision Skincare)	(4) (8)	Common Equity	3/31/2022	100	98	95	0.01%
Showtime Co-Investors LLC (WCI Holdings, LLC)	(4) (8) (13)	Class A1 Units	2/6/2023	534,934	535	506	0.06%
Ultima Health Holdings, LLC	(4) (8)	Preferred units	9/12/2022	11	130	162	0.02%
Total Consumer Goods: Non-Durable					1,275	1,263	0.15%

Containers, Packaging & Glass
Oliver Investors, LP (Oliver Packaging)	(4) (8)	Common Equity	7/6/2022	7,816	742	441	0.06%
PG Aggregator, LLC (Pacur)	(4) (8) (13)	LLC Units	3/31/2022	100	109	106	0.01%
Total Containers, Packaging & Glass					851	547	0.07%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(4) (8)	Class A Common Units	3/30/2023	324,934	$356	$444	0.05%
KLC Fund 1222-CI LP (Spectrum Science)	(4) (8)	Limited Partner Interests	1/5/2024	241,975	260	151	0.02%
SSJA Bariatric Management LLC	(4) (8)	Class F Units	4/10/2024	442,712	—	—	—%
Total Healthcare & Pharmaceuticals					616	595	0.07%

High Tech Industries
GrowthCurve Capital Nexus Co-Invest LP (Netchex)	(4) (8)	Limited Partner Interest	3/28/2024	480,000	513	532	0.06%
Total High Tech Industries					513	532	0.06%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(4) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	511	0.06%
Total Media: Diversified & Production					655	511	0.06%

Services: Business
COP Village Green Investment, LLC (Village Green Holding)	(4) (8)	Class A Units	9/26/2024	954,000	954	1,125	0.14%
CV Holdco, LLC (Class Valuation)	(4) (8)	Class A Common Units	3/31/2022	1,145	116	121	0.01%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Class A Common Shares	9/11/2023	3,753,613	—	—	—%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Series A Preferred Shares	9/11/2023	10,256,410	389	474	0.06%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Series B Preferred Shares	9/11/2023	3,753,613	600	626	0.08%
Geds Equity Investors, LP (Esquire Deposition Services)	(4) (8)	Class A Limited Partnership Units	7/1/2024	2,424	320	300	0.04%
Kofile, Inc.	(4) (8)	Common Equity	3/31/2022	100	108	166	0.02%
KRIV Co-Invest Holdings, L.P. (Riveron)	(4) (8)	Class A Units	7/17/2023	200	200	176	0.02%
Kwol Co-Invest LP (Worldwide Clinical Trials)	(4) (8)	Class A Interests	12/12/2023	7	74	68	0.01%
KWOL Intermediate, Inc (Worldwide Clinical Trials)	(4) (8)	Series A Preferred Shares	12/12/2023	49	47	51	0.01%
Safety First Topco, L.P. (Smith System)	(4) (8)	Common Units	12/13/2023	84,000	84	95	0.01%
SkyKnight Financial Holdings LP	(4) (8)	Partnership Interests	12/24/2024	432,231	434	432	0.04%
Starlight Co-Invest LP (Sedgwick Claims Management Services)	(4) (8)	Common Equity	10/22/2024	1,000,000	1,003	1,000	0.12%
TL Voltron TopCo, L.P.	(4) (8) (13)	Class A-2 Units	12/27/2024	500,000	500	500	0.06%
Total Services: Business					4,829	5,134	0.62%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share / Unit	Cost	Fair Value	% of Net Assets (5)
Services: Consumer
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	(4) (8)	Partnership Interests	11/7/2023	77	$77	$106	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4) (8)	Class A Units	7/31/2023	770,000	862	793	0.10%
FS NU Investors, LP (NearU)	(4) (7) (8)	Class A Units	8/11/2022	1,419	142	93	0.01%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (8)	Class B Units	1/9/2023	1,963	196	259	0.03%
Perennial Services Investors LLC (Perennial Services Group)	(4) (8) (13)	Class A Unit	9/8/2023	1,957	196	225	0.03%
Total Services: Consumer					1,473	1,476	0.18%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(4) (8)	Equity Co-Invest	6/30/2022	106,984	107	186	0.02%
Total Sovereign & Public Finance					107	186	0.02%

Transportation: Consumer
ASTP Holdings Co-Investment LP (American Student Transportation Partners)	(4) (8)	Class A Units	9/11/2023	79,081	81	125	0.02%
Total Transportation: Consumer					81	125	0.02%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(4) (8)	Common Units	4/3/2023	111,875	112	85	0.01%
Total Utilities: Electric					112	85	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(4) (8) (13)	Common Units	2/21/2024	4,226	423	500	0.06%
Total Utilities: Water					423	500	0.06%

Total Equity Investments					$19,418	$19,714	2.39%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Interest Rate	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Class	4.34%	63,216,007	$63,216	$63,216	7.65%
First American Government Obligations Fund - Class Z	4.35%	7,226	7	7	—%
Total Cash Equivalents			$63,223	$63,223	7.65%

Total Investments and Cash Equivalents			$1,750,904	$1,744,832	211.20%
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
(2)Refer to Note 3 for the geographic composition of investments at cost and fair value.
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2024. As of December 31, 2024, effective rates for 1M S, 3M S, 6M S and 12M S are 4.33%, 4.31%, 4.25% and 4.18%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $826,140 as of December 31, 2024.
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
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2024, the Fund held fifty-six restricted securities with an aggregate fair value of $19,714, or 2.39% of the Fund’s net assets.
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
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of December 31, 2024, total non-qualifying assets at fair value represented 10.16% of the Fund's total assets calculated in accordance with the 1940 Act.
(14)Denotes that all or a portion of the assets are owned by CLO-I (as defined in Note 1 "Organization"), which serve as collateral for the 2024 Debt Securitization (as defined in the Notes). See Note 6 “Secured Borrowings".
(15)Denotes that all or a portion of the assets are owned by SPV IV (as defined in Note 1 "Organization". SPV IV has entered into a senior secured revolving credit facility (the “Scotiabank Credit Facility”). The lenders of the Scotiabank Credit Facility have a first lien security interest in substantially all of the assets of SPV IV. Accordingly, such assets are not available to creditors of the Fund. See Note 6 “Secured Borrowings” for more information.
(16)Loan was on non-accrual status as of December 31, 2024.

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Sunny Sky Products (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.25%	10.60%	12/23/2028	$464	$—	$(4)	—%
SW Ingredients Holdings, LLC	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2026	10,179	10,179	9,898	2.79%
Total Beverage, Food & Tobacco							52,250	51,892	14.62%

Capital Equipment
Clarios Global LP (f/k/a Johnson Controls Inc)	(6) (10)(12)(13)	First Lien Term Loan	S+ 3.75%	9.11%	5/6/2030	998	998	1,001	0.28%
EFC Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,436	2,372	2,413	0.68%
GenServe LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	11.21%	6/30/2024	6,878	6,865	6,843	1.93%
Hayward Industries, Inc.	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.22%	5/30/2028	747	741	748	0.21%
Motion & Control Enterprises	(4) (6)	First Lien Term Loan	S+ 5.50%	11.03%	6/1/2028	1,600	1,581	1,581	0.45%
Motion & Control Enterprises (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.50%	11.03%	6/1/2028	4,400	2,691	2,643	0.74%
Ovation Holdings, Inc.	(4) (6)	First Lien Term Loan	S+ 6.25%	11.78%	2/3/2029	2,973	2,914	2,941	0.83%
Ovation Holdings, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.78%	2/3/2029	703	568	568	0.16%
RTH Buyer LLC (dba Rhino Tool House)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.97%	4/4/2029	2,673	2,623	2,651	0.75%
RTH Buyer LLC (dba Rhino Tool House) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.97%	4/4/2029	626	317	315	0.09%
Total Capital Equipment							21,670	21,704	6.12%

Chemicals, Plastics, & Rubber
Chroma Color Corporation (dba Chroma Color)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.41%	4/21/2029	1,744	1,712	1,712	0.49%
Chroma Color Corporation (dba Chroma Color) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.41%	4/21/2029	381	(3)	(7)	—%
INEOS US Finance LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.75%	9.21%	11/8/2027	497	497	500	0.14%
INEOS US Petrochem LLC	(6) (12)(13)	First Lien Term Loan	S+ 4.25%	9.71%	4/3/2029	874	874	869	0.24%
Kraton Polymers LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.25%	8.90%	3/15/2029	497	491	488	0.14%
Nouryon Finance B.V.	(6) (12)(13)	First Lien Term Loan	S+ 4.00%	9.35%	4/3/2028	747	744	751	0.21%
Spartech	(4) (6) (7)	First Lien Term Loan	S+ 4.75%	10.16%	5/6/2028	3,930	3,930	3,166	0.89%
SupplyOne, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	2/1/2025	10,227	10,227	10,227	2.88%
Tronox Finance LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.50%	8.85%	8/16/2028	1,000	996	1,001	0.28%
Total Chemicals, Plastics, & Rubber							19,468	18,707	5.27%

Construction & Building
Gannett Fleming	(4) (6)	First Lien Term Loan	S+ 6.60%	11.95%	12/20/2028	1,980	1,946	1,982	0.55%
Hyphen Solutions, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.98%	10/27/2026	6,877	6,839	6,752	1.90%
MEI Rigging & Crating	(4) (6)	First Lien Term Loan	S+ 6.50%	11.86%	6/30/2029	3,158	3,097	3,130	0.88%
MEI Rigging & Crating (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.86%	6/30/2029	501	(2)	(4)	—%
Quikrete Holdings, Inc.	(6) (12)	First Lien Term Loan	S+ 2.75%	8.22%	3/19/2029	996	998	1,000	0.28%
SPI LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	10.46%	12/21/2027	6,878	6,800	6,878	1.94%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Summit Materials, LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.57%	12/14/2027	$996	$1,002	$999	0.28%
Vertex Service Partners	(4) (6)	First Lien Term Loan	S+ 5.50%	10.90%	11/8/2030	1,230	1,212	1,212	0.34%
Vertex Service Partners (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.50%	10.90%	11/8/2030	2,369	586	558	0.16%
WSB Engineering Holdings Inc.	(4) (6)	First Lien Term Loan	S+ 6.00%	11.39%	8/31/2029	1,639	1,616	1,616	0.46%
WSB Engineering Holdings Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.39%	8/31/2029	1,096	(8)	(16)	—%
Total Construction & Building							24,086	24,107	6.79%

Consumer Goods: Durable
Copeland (Emerson Climate Technologies)	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.36%	5/31/2030	1,247	1,250	1,253	0.35%
Freedom U.S. Acquisition Corporation	(4) (6)	First Lien Term Loan	S+ 5.75%	11.25%	9/30/2024	6,980	6,980	6,935	1.96%
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	10.44% (Cash) 1.00% (PIK)	10/31/2026	6,630	6,586	6,294	1.77%
SRAM LLC	(6) (12)	First Lien Term Loan	S+ 2.75%	6.00%	5/18/2028	750	751	750	0.21%
Topgolf Callaway Brands Corp	(6) (12)(13)	First Lien Term Loan	S+ 3.50%	8.96%	3/15/2030	497	499	498	0.14%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S+ 5.75%	11.22%	9/7/2028	1,531	1,503	1,518	0.43%
Xpressmyself.com LLC (a/k/a SmartSign)	(4) (6)	First Lien Term Loan	S+ 5.50%	10.98%	9/7/2028	2,024	2,008	1,989	0.56%
Total Consumer Goods: Durable							19,577	19,237	5.42%

Consumer Goods: Non-Durable
Accupac, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	11.52%	1/17/2026	6,875	6,859	6,625	1.87%
Elevation Labs	(4) (6)	First Lien Term Loan	S+ 5.75%	11.23%	6/30/2028	1,302	1,292	1,215	0.34%
Elevation Labs (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	11.23%	6/30/2028	599	(2)	(40)	(0.01)%
Image International Intermediate Holdco II, LLC (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	11.03%	7/10/2024	6,992	6,967	6,882	1.94%
Perrigo Company plc	(6) (12)(13)	First Lien Term Loan	S+ 2.25%	7.71%	4/20/2029	999	998	999	0.28%
Protective Industrial Products (“PIP”)	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	10.47%	12/29/2027	1,343	1,294	1,356	0.38%
Revision Buyer LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,176	10,013	10,176	2.87%
Ultima Health Holdings, LLC	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,326	1,304	1,303	0.37%
US Foods, Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.97%	11/22/2028	1,250	1,254	1,257	0.35%
Total Consumer Goods: Non-Durable							29,979	29,773	8.39%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Containers, Packaging & Glass
New ILC Dover, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 5.25%	10.70%	1/31/2026	$6,875	$6,868	$6,875	1.95%
Oliver Packaging	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	1,326	1,305	1,255	0.35%
Online Labels Group	(4) (6)	First Lien Term Loan	S+ 5.25%	10.61%	12/19/2029	979	969	969	0.27%
Online Labels Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.25%	10.61%	12/19/2029	119	—	(1)	—%
Online Labels Group (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.25%	10.61%	12/19/2029	119	—	(1)	—%
PG Buyer, LLC	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,215	8,215	8,215	2.32%
Total Containers, Packaging & Glass							17,357	17,312	4.89%

Energy: Electricity
Covanta Holding Corp	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.86%	11/30/2028	53	53	53	0.01%
Covanta Holding Corp	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.86%	11/30/2028	694	692	695	0.20%
National Power	(4) (6)	First Lien Term Loan	S+ 6.00%	11.36%	10/20/2029	1,485	1,463	1,464	0.41%
National Power (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.36%	10/20/2029	799	(2)	(11)	—%
Total Energy: Electricity							2,206	2,201	0.62%

Energy: Oil & Gas
Dresser Utility Solutions, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.71%	9/30/2025	3,438	3,438	3,438	0.97%
Dresser Utility Solutions, LLC (Incremental)	(4) (6)	First Lien Term Loan	S+ 4.00%	9.46%	10/1/2025	3,437	3,408	3,402	0.96%
Marco APE Opco Holdings, LLC	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	9,888	9,467	8,927	2.51%
Total Energy: Oil & Gas							16,313	15,767	4.44%

Environmental Industries
GFL Environmental	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.91%	5/31/2027	1,247	1,251	1,253	0.35%
Impact Environmental Group	(4) (6)	First Lien Term Loan	S+ 6.00%	11.28%	3/23/2029	2,076	2,037	2,059	0.58%
Impact Environmental Group (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.28%	3/23/2029	970	849	845	0.24%
Impact Environmental Group (Incremental)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.28%	3/23/2029	425	418	422	0.12%
Impact Environmental Group (Delayed Draw) (Incremental)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.28%	3/23/2029	1,716	(8)	(14)	—%
North Haven Stack Buyer, LLC	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	11.03%	7/16/2027	6,877	6,853	6,871	1.93%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(4) (6)	First Lien Term Loan	S+ 5.25%	10.73%	8/31/2028	816	810	800	0.23%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.65%	7/1/2029	3,420	3,370	3,371	0.95%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.65%	7/1/2029	2,571	(6)	(37)	(0.01)%
Total Environmental Industries							15,574	15,570	4.39%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value		% of Net Assets (5)
Healthcare & Pharmaceuticals
Grifols Worldwide Operations LTD	(6) (10)(12)(13)	First Lien Term Loan	S+ 2.00%	7.54%	11/15/2027	$499	$495	$499		0.14%
Health Management Associates	(4) (6)	First Lien Term Loan	S+ 6.50%	11.73%	3/31/2029	3,364	3,302	3,334		0.94%
Health Management Associates (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.73%	3/31/2029	607	180	186		0.05%
Heartland Veterinary Partners LLC (Incremental)	(4)	Subordinated Debt	S+ 7.50%	12.96%	12/10/2027	1,000	985	987		0.28%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(4)	Subordinated Debt	S+ 7.50%	12.96%	12/10/2027	5,000	5,000	4,936		1.39%
Jazz Pharmaceuticals plc	(6) (10)(12)(13)	First Lien Term Loan	S+ 3.50%	8.97%	5/5/2028	1,244	1,246	1,251		0.35%
New You Bariatric Group, LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.75%	8/26/2024	6,874	6,874	6,491		1.83%
Organon & Co	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.47%	6/2/2028	1,250	1,255	1,255		0.35%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(4) (6)	First Lien Term Loan	S+ 5.75%	11.21%	10/7/2029	2,242	2,199	2,215		0.62%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	11.21%	10/7/2029	733	467	459		0.13%
Select Medical Corporation	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.36%	3/6/2027	1,245	1,248	1,248		0.35%
Thorne HealthTech	(4) (6)	First Lien Term Loan	S+ 5.75%	11.10%	10/16/2030	2,788	2,761	2,763		0.78%
TIDI Products	(4) (6) (7)	First Lien Term Loan	S+ 5.50%	10.86%	12/19/2029	4,566	4,521	4,520		1.27%
TIDI Products (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S+ 5.50%	10.86%	12/19/2029	1,201	—	(12)		—%
US Radiology Specialists, Inc.	(4) (6) (7)	First Lien Term Loan	S+ 5.25%	10.75%	12/15/2027	1,863	1,793	1,851		0.52%
W2O Holdings, Inc.(Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 5.25%	10.82%	6/12/2026	6,877	6,877	6,877		1.94%
Wellspring Pharmaceutical	(4) (6)	First Lien Term Loan	S+ 5.75%	11.03%	8/22/2028	4,054	3,988	3,958		1.12%
Wellspring Pharmaceutical (Delayed Draw)	(4)	First Lien Term Loan	S+ 5.75%	11.03%	8/22/2028	1,885	1,873	1,841		0.52%
Young Innovations	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	11.09%	12/1/2029	6,867	6,799	6,801		1.92%
Young Innovations (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S+ 5.75%	11.09%	12/1/2029	1,431	—	(14)		—%
Total Healthcare & Pharmaceuticals							51,863	51,446	0	14.50%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.35%	6/13/2029	2,216	2,174	2,196		0.62%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.35%	6/13/2029	891	(4)	(8)		—%
Evergreen Services Group II	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	11.35%	10/4/2030	3,323	3,274	3,276		0.92%
Evergreen Services Group II (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	11.35%	10/4/2030	2,677	1,747	1,716		0.48%
GTCR W Merger Sub LLC (Worldpay)	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.33%	1/31/2031	340	338	342		0.10%
II-VI Inc.	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.22%	7/2/2029	726	728	730		0.21%
Infinite Electronics (Incremental)	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.88%	3/2/2028	1,967	1,917	1,901		0.54%
Infobase Acquisition, Inc.	(4) (6)	First Lien Term Loan	S+ 5.50%	10.93%	6/14/2028	731	725	725		0.20%
Infobase Acquisition, Inc. (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.50%	10.93%	6/14/2028	122	—	(1)		—%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Informatica LLC	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.22%	10/27/2028	$1,245	$1,250	$1,249	0.35%
Instructure Holdings Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.68%	10/30/2028	996	999	1,002	0.28%
ITSavvy LLC	(4) (6)	First Lien Term Loan	S+ 5.25%	10.89%	8/8/2028	1,775	1,761	1,775	0.50%
ITSavvy LLC (Delayed Draw)	(4) (11)	First Lien Term Loan	S+ 5.25%	10.89%	8/8/2028	239	201	203	0.06%
MKS Instruments Inc.	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.84%	8/17/2029	996	998	1,000	0.28%
Red Ventures LLC	(6) (12)	First Lien Term Loan	S+ 3.00%	8.36%	3/3/2030	872	870	871	0.25%
Specialist Resources Global Inc. (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 4.50%	10.46%	9/23/2027	6,876	6,876	6,876	1.94%
UPC Finance Partnership	(6) (10)(12)(13)	First Lien Term Loan	S+ 3.00%	8.48%	1/31/2029	500	489	499	0.14%
Total High Tech Industries							24,343	24,352	6.87%

Hotel, Gaming & Leisure
Cinemark USA Inc.	(6) (12)(13)	First Lien Term Loan	S+ 3.75%	9.14%	5/24/2030	996	997	998	0.28%
Delta 2	(6) (10)(12)(13)	First Lien Term Loan	S+ 2.25%	7.60%	1/15/2030	1,250	1,255	1,255	0.35%
Total Hotel, Gaming & Leisure							2,252	2,253	0.63%

Media: Advertising, Printing & Publishing
Getty Images Inc	(6) (12)	First Lien Term Loan	S+ 4.50%	9.95%	2/19/2026	496	498	499	0.14%
Viking Target, LLC	(4) (6)	First Lien Term Loan	S+ 5.00%	10.47%	8/9/2024	6,360	6,346	6,334	1.79%
Total Media: Advertising, Printing & Publishing							6,844	6,833	1.93%

Media: Broadcasting & Subscription
DIRECTV (AKA DIRECTV Financing LLC)	(6) (12)(13)	First Lien Term Loan	S+ 5.00%	10.65%	8/2/2027	379	375	379	0.11%
Gray Television, Inc.	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.96%	1/2/2026	500	498	500	0.14%
Nexstar Media Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.97%	9/18/2026	1,000	1,001	1,002	0.28%
Virgin Media Bristol LLC	(6) (10)(12)(13)	First Lien Term Loan	S+ 3.25%	8.73%	1/31/2029	1,250	1,230	1,250	0.35%
WideOpenWest Finance LLC	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.35%	12/20/2028	497	493	462	0.13%
Ziggo Financing Partnership	(6) (10)(12)(13)	First Lien Term Loan	S+ 2.50%	7.98%	4/30/2028	500	490	499	0.14%
Total Media: Media: Broadcasting & Subscription							4,087	4,092	1.15%

Metals and Mining
Arsenal AIC Parent LLC	(6) (12)	First Lien Term Loan	S+ 4.50%	9.86%	8/18/2030	499	501	502	0.14%
Total Metals and Mining							501	502	0.14%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Services: Business
ALKU Intermediate Holdings, LLC	(4) (6)	First Lien Term Loan	S+ 6.25%	11.61%	5/23/2029	$2,711	$2,660	$2,688	0.75%
Aramsco	(4) (6) (7)	First Lien Term Loan	S+ 4.75%	10.10%	10/10/2030	2,980	2,921	2,923	0.82%
Aramsco (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 4.75%	10.10%	10/10/2030	520	—	(10)	—%
ARMstrong	(4) (6)	First Lien Term Loan	S+ 6.25%	11.70%	10/6/2029	2,996	2,953	2,954	0.83%
ARMstrong (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.70%	10/6/2029	1,007	(7)	(14)	—%
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,673	2,627	2,587	0.73%
Class Valuation	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	438	412	0.12%
Colibri (McKissock LLC)	(4) (6) (7)	First Lien Term Loan	S+ 5.00%	10.38%	3/12/2029	6,000	5,853	6,007	1.69%
CrossCountry Consulting	(4) (6) (7)	First Lien Term Loan	S+ 5.75%	11.21%	6/1/2029	1,379	1,356	1,387	0.39%
CrossCountry Consulting (Delayed Draw)	(4) (7) (11)	First Lien Term Loan	S+ 5.75%	11.21%	6/1/2029	560	(5)	3	—%
CV Intermediate Holdco Corp.	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,882	9,278	2.61%
Evergreen Services Group	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.70%	6/15/2029	4,027	3,959	3,948	1.11%
Evergreen Services Group (Delayed Draw)	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.70%	6/15/2029	963	955	945	0.27%
ICON Publishing Ltd	(6) (10)(12)(13)	First Lien Term Loan	S+ 2.25%	7.86%	7/3/2028	342	343	344	0.10%
ICON Publishing Ltd	(6) (12)	First Lien Term Loan	S+ 2.25%	7.86%	7/3/2028	85	86	86	0.02%
Ingram Micro T/L (09/23) TARGET FACILITY	(6) (12)(13)	First Lien Term Loan	S+ 3.00%	8.61%	6/30/2028	875	876	879	0.25%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.60%	8/1/2029	2,431	2,395	2,396	0.68%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.25%	11.60%	8/1/2029	2,342	296	268	0.08%
Kofile, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.75% (PIK)	7/29/2026	10,308	10,308	9,720	2.74%
KRIV Acquisition, Inc	(4) (6)	First Lien Term Loan	S+ 6.50%	11.85%	7/6/2029	5,221	5,081	5,070	1.43%
KRIV Acquisition, Inc (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	11.85%	7/6/2029	779	(9)	(23)	(0.01)%
Micronics	(4)	Subordinated Debt	S+ 5.25%	10.00%	2/17/2027	1,880	1,842	1,843	0.52%
OMNIA Partners, LLC (Delayed Draw)	(6) (7) (11)(12)	First Lien Term Loan	S+ 4.25%	9.63%	7/25/2030	129	(1)	1	—%
OMNIA Partners, LLC	(6) (7) (12)	First Lien Term Loan	S+ 4.25%	9.63%	7/25/2030	1,371	1,358	1,381	0.39%
Open Text Corp	(6) (10)(12)(13)	First Lien Term Loan	S+ 2.75%	8.21%	1/31/2030	1,219	1,220	1,223	0.34%
Phaidon International	(4) (6) (10)(13)	First Lien Term Loan	S+ 5.50%	10.96%	8/22/2029	6,538	6,483	6,538	1.84%
Red Dawn SEI Buyer, Inc.	(4)	Subordinated Debt	S+ 8.25%	13.60%	11/26/2026	6,650	6,650	6,650	1.87%
Red Dawn SEI Buyer, Inc. (Incremental)	(4)	Subordinated Debt	S+ 8.50%	13.95%	11/26/2026	3,350	3,350	3,350	0.94%
Tempo Acquisition LLC	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.11%	8/31/2028	1,223	1,225	1,230	0.35%
Transit Buyer LLC (dba“Propark”)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.69%	1/31/2029	2,526	2,482	2,518	0.71%
Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.25%	11.69%	1/31/2029	1,157	472	488	0.14%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S+ 6.25%	11.78%	5/27/2029	$596	$592	$588	0.17%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S+ 6.25%	11.75%	5/27/2029	2,963	2,938	2,925	0.82%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.78%	5/27/2029	2,970	2,970	2,932	0.83%
Trilon Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.78%	5/27/2029	397	397	392	0.11%
Total Services: Business							84,946	83,907	23.64%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(4) (6) (7)	First Lien Term Loan	S+ 6.00%	11.68%	8/16/2028	4,941	4,904	4,618	1.30%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	11.68%	8/16/2028	920	—	(60)	(0.02)%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(4) (6) (7) (11)	First Lien Term Loan	S+ 6.00%	11.68%	8/16/2028	1,000	—	(65)	(0.02)%
A Place for Mom, Inc.	(4) (6)	First Lien Term Loan	S+ 4.50%	9.97%	2/10/2026	6,851	6,851	6,764	1.90%
COP Exterminators Acquisition, Inc.	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	647	630	630	0.18%
COP Exterminators Acquisition, Inc. (Delayed Draw)	(4) (11)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	503	(6)	(13)	—%
Excel Fitness	(4) (6)	First Lien Term Loan	S+ 5.25%	10.75%	4/29/2029	5,925	5,867	5,769	1.63%
Norton Lifelock Inc.	(6) (12)(13)	First Lien Term Loan	S+ 2.00%	7.46%	9/12/2029	467	467	468	0.13%
Legacy Service Partners, LLC (“LSP”)	(4) (6)	First Lien Term Loan	S+ 6.50%	12.00%	1/9/2029	4,065	3,993	4,122	1.16%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	12.00%	1/9/2029	1,894	1,579	1,615	0.46%
Perennial Services, Group, LLC	(4) (6)	First Lien Term Loan	S+ 6.00%	11.49%	9/8/2029	1,693	1,669	1,668	0.47%
Perennial Services, Group, LLC (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.49%	9/8/2029	1,515	1,512	1,493	0.42%
Prime Security Services	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.84%	10/14/2030	735	728	738	0.21%
Total Services: Consumer							28,194	27,747	7.82%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.90%	7/18/2028	734	722	737	0.21%
LMI Consulting, LLC (LMI) (Incremental)	(4) (6)	First Lien Term Loan	S+ 6.50%	11.89%	7/18/2028	2,955	2,874	2,968	0.83%
Total Sovereign & Public Finance							3,596	3,705	1.04%

Telecommunications
Arise Holdings Inc.	(4) (6)	First Lien Term Loan	S+ 4.25%	9.73%	12/9/2025	6,875	6,840	6,452	1.83%
Iridium Satellite LLC	(6) (12)(13)	First Lien Term Loan	S+ 2.50%	7.86%	9/20/2030	1,000	1,002	1,004	0.28%
Mobile Communications America Inc	(4) (6)	First Lien Term Loan	S+ 6.00%	11.35%	10/16/2029	4,537	4,470	4,472	1.26%
Mobile Communications America Inc (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.35%	10/16/2029	1,463	(11)	(21)	(0.01)%
Total Telecommunications							12,301	11,907	3.36%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(4) (6)	First Lien Term Loan	S+ 6.00%	11.53%	12/23/2026	$5,925	$5,835	$5,770	1.62%
Kenco Group, Inc.	(4) (6)	First Lien Term Loan	S+ 5.00%	10.39%	11/15/2029	5,099	5,010	5,099	1.44%
Kenco Group, Inc. (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.00%	10.39%	11/15/2029	850	(14)	—	—%
Uber Technologies Inc	(6) (12)(13)	First Lien Term Loan	S+ 2.75%	8.13%	3/3/2030	995	997	998	0.28%
Total Transportation: Cargo							11,828	11,867	3.34%

Transportation: Consumer
Air Canada	(6) (12)(13)	First Lien Term Loan	S+ 3.50%	9.14%	8/11/2028	996	999	1,001	0.28%
American Student Transportaton Partners, Inc	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.50% (PIK)	9/11/2029	1,606	1,564	1,564	0.44%
United Airlines Inc	(6) (12)(13)	First Lien Term Loan	S+ 3.75%	9.22%	4/21/2028	1,245	1,250	1,251	0.36%
Total Transportation: Consumer							3,813	3,816	1.08%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (6)	First Lien Term Loan	S+ 6.00%	11.47%	4/3/2030	2,533	2,486	2,515	0.71%
Pinnacle Supply Partners, LLC (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.00%	11.47%	4/3/2030	1,455	(12)	(10)	—%
Total Utilities: Electric							2,474	2,505	0.71%

Wholesale
CDI AcquisitionCo, Inc.	(4) (6)	First Lien Term Loan	S+ 4.25%	9.55%	12/24/2024	6,684	6,672	6,679	1.88%
Industrial Service Group (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 5.75%	11.11%	12/7/2028	2,259	238	213	0.06%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(4) (6)	First Lien Term Loan	S+ 6.50%	12.03%	1/20/2029	4,583	4,504	4,590	1.29%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(4) (6) (11)	First Lien Term Loan	S+ 6.50%	12.03%	1/20/2029	1,139	(19)	2	—%
ISG Merger Sub, LLC (dba Industrial Service Group)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.60%	12/7/2028	2,454	2,411	2,470	0.70%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(4) (6)	First Lien Term Loan	S+ 6.25%	11.60%	12/7/2028	1,277	1,272	1,286	0.36%
New Era Technology, Inc	(4) (6) (7)	First Lien Term Loan	S+ 6.25%	11.78%	10/31/2026	6,723	6,703	6,512	1.84%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S+ 6.50%	11.97%	12/15/2025	6,889	6,886	6,399	1.80%
Total Wholesale							28,667	28,151	7.93%

Total Debt Investments							$506,746	$501,812	141.42%

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)

Consumer Goods: Non-Durable
RVGD Aggregator LP (Revision Skincare)	(4) (8) (9)	Limited Partnership Interests	3/31/2022	100	$98	$108	0.03%
Ultima Health Holdings, LLC	(4) (8) (9)	Preferred Units	9/12/2022	11	130	121	0.03%
WCI Holdings LLC	(4) (8) (9)(13)	Class A1 Units	2/6/2023	534,934	535	581	0.16%
Total Consumer Goods: Non-Durable					763	810	0.22%

Containers, Packaging & Glass
Oliver Packaging	(4) (8) (9)	Class A Common Units	7/12/2022	6,710	671	420	0.12%
PG Aggregator, LLC	(4) (8) (9)(13)	LLC Units	3/31/2022	100	109	135	0.04%
Total Containers, Packaging & Glass					780	555	0.16%

Healthcare & Pharmaceuticals
Health Management Associates	(4) (8) (9)	Class A Common Units	3/31/2023	161,953	162	173	0.05%
Total Healthcare & Pharmaceuticals					162	173	0.05%

High Tech Industries
ITSavvy LLC	(4) (8) (9)	Class A Common Units	8/8/2022	119	119	285	0.08%
Total High Tech Industries					119	285	0.08%

Services: Business
BroadcastMed Holdco, LLC	(4) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	682	0.19%
Class Valuation	(4) (8) (9)	Class A Common Units	12/8/2023	1,038	105	34	0.01%
FCP-Cranium Holdings P/S A	(4) (8) (9)(10)(13)	Class A Common Shares	9/11/2023	375	—	—	—%
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (9)(10)(13)	Series A Preferred Shares	9/11/2023	1,026	389	407	0.11%
FCP-Cranium Holdings, LLC (Brain labs)	(4) (8) (9)(10)(13)	Series B Preferred Shares	9/11/2023	375	600	600	0.17%
Kofile, Inc.	(4) (8) (9)	Class A-2 Common Units	3/31/2022	100	108	57	0.02%
KRIV Acquisition, Inc	(4) (8) (9)	Class A Units	7/17/2023	200	200	236	0.07%
Smith System	(4) (8) (9)	Common Units	12/13/2023	84,000	84	84	0.03%
Worldwide Clinical Trials	(4) (8) (9)	Class A Interests	12/12/2023	7	74	74	0.02%
Worldwide Clinical Trials	(4) (8) (9)	Series A Preferred	12/12/2023	49	47	49	0.01%
Total Services: Business					2,262	2,223	0.63%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(4) (7) (8) (9)	Limited Partnership Interests	8/11/2022	1,419	$142	$91	0.03%
AirX Climate Solutions Company	(4) (8) (9)	Partnership Interests	11/7/2023	96	77	96	0.03%
COP Exterminators Investment, LLC	(4) (8) (9)	Class A Units	7/31/2023	770,000	862	898	0.25%
Legacy Service Partners, LLC (“LSP”)	(4) (8) (9)	Class B Units	1/9/2023	1,963	196	217	0.06%
Perennial Services Investors LLC	(4) (8) (9)(13)	Class A Units	9/8/2023	1,957	196	271	0.08%
Total Services: Consumer					1,473	1,573	0.45%

Sovereign & Public Finance
LMI Renaissance	(4) (8) (9)	Limited Partnership Interests	6/30/2022	109,456	107	237	0.07%
Total Sovereign & Public Finance					107	237	0.07%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(4) (8) (9)	Limited Partnership Interest	6/30/2022	160,609	137	175	0.05%
Total Transportation: Consumer					137	175	0.05%

Utilities: Electric
Pinnacle Supply Partners, LLC	(4) (8) (9)	Subject Partnership Units	4/3/2023	111,875	112	112	0.03%
Total Utilities: Electric					112	112	0.03%

Total Equity Investments					9,422	10,224	2.88%

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
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund primarily focuses on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which the Fund considers the core middle market. The Fund primarily invests in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. The portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). The Fund targets an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support the Fund’s share repurchase program (as discussed further in Note 5), the Fund also will generally invest 5% to 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
Churchill PCIF Advisor LLC (the “Adviser”), a wholly owned subsidiary of Churchill Asset Management LLC (“Churchill”), serves as the Fund’s investment adviser. The Adviser is responsible for the overall management of the Fund’s activities and has delegated substantially all of its daily portfolio management obligations to Churchill pursuant to a sub-advisory agreement. Churchill is an indirect subsidiary of Nuveen, LLC (“Nuveen”), the investment management division of TIAA (as defined below). The Adviser and Churchill also have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management”, and together with Churchill, “Sub-Advisers”), acting through its leveraged finance division, to manage certain of its Liquid Investments (as defined below), subject to the pace and amount of investment activity in the middle market investment program, pursuant to a sub-advisory agreement. See Note 5, Related Party Transactions.
The Fund was established by Teachers Insurance and Annuity Association of America (“TIAA”), the ultimate parent of Churchill and Nuveen, and operated as a wholly owned subsidiary of TIAA until the Escrow Break Date (as defined below). On March 30, 2022, TIAA purchased 40 shares of the Fund’s Class I shares at $25.00 per share.
NCPIF SPV I LLC (“SPV I”), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), and NCPCIF SPV III, LLC (“SPV III”) were formed on February 25, 2022, April 1, 2022, June 6, 2024, and July 8, 2024, respectively. Each of SPV I, Equity Holdings, SPV II, and SPV III is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation, in accordance with its consolidation policy discussed in Note 2 . On July 16, 2024, the Fund completed a term debt securitization and, in connection therewith, SPV I changed its name to Churchill NCPCIF CLO-I LLC (“CLO-I”). See Note 6. SPV III has not commenced investment operations as of December 31, 2024.
On December 11, 2024, the Fund acquired substantially all of the assets of Nuveen Churchill Private Credit Fund (“NCPCF”), including 100% of the limited liability interests of NCPCF’s wholly owned subsidiary, NCPCIF SPV IV LLC (f/k/a Nuveen Churchill PCF SPV I LLC) (“SPV IV”), pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”), dated October 23, 2024, by and between the Fund and NCPCF (the “NCPCF Acquisition”). SPV IV became a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the closing of the NCPCF Acquisition. See Note 11 for further details.

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

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Fund is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature and considered necessary for the fair statement of the consolidated financial statements for the period presented, have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value unless otherwise disclosed herein.
Consolidation
As provided under ASC 946, the Fund will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2024, the Fund did not hold any restricted cash.
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
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund's valuation designee (the “Valuation Designee”) to determine the fair value of the Fund's investments that do not have readily available market quotation. Pursuant to the Fund's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Fund's assets for which market quotations are not readily available, subject to the oversight of the Board.
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
iii.the Valuation Committee then reviews and discusses the valuations with any input, where appropriate, from the independent third-party valuation firm(s), and determine the fair value of each investment in good faith based on the Fund’s valuation policy, subject to the oversight of the Board; and
iv.the Valuation Designee provides the Board with the information relating to the fair value determination pursuant to the Fund's valuation policy in connection with each quarterly Board meeting, comply with the periodic board reporting requirements set forth in the Fund’s valuation policy, and discusses with the Board its determination of the fair value of each investment in good faith.
The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include each portfolio company’s credit ratings/risk, current and projected earnings, current and expected leverage, ability to make interest and principal payments, liquidity, compliance with applicable loan covenants, and price to earnings (or other financial) ratios and those of comparable companies, as well as the estimated remaining life of the investment and current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and credit markets that may affect the price at which similar investments would trade. The Valuation Designee also may base its valuation of an investment on recent transactions of investments and securities with similar structure and risk characteristics. The Valuation Designee obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed or are disclosed in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
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
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statements of assets and liabilities. Realized gains or losses are measured by the difference between the net proceeds received from repayments and sales and the cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized and are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period-to-period change in fair value and cost of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Fund accrues interest income if it expects that ultimately it will be able to collect such income.
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. For the years ended December 31, 2024, 2023, and for the the period from February 8, 2022 (inception) through December 31, 2022, the Fund earned $4,427, $2,333 and $1,275, respectively, in PIK income provisions, representing 4.56%, 4.88%, and 5.66% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the years ended December 31, 2024, 2023, and for the the period from February 8, 2022 (inception) through December 31, 2022, the Fund earned $65, $123 and $—respectively, in dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2024, 2023 and for the the period from February 8, 2022 (inception) through December 31, 2022, the Fund earned other income of $722, $178 and $504, respectively, primarily related to amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment, or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of December 31, 2024, the Fund had one portfolio company on non-accrual status with an aggregate fair value of $3,400 which represented approximately 0.20% of total investments at fair value. As of December 31, 2023, there were no loans in the Fund's portfolio on non-accrual status.
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
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Fund. Organization costs are expensed as incurred and are shown in the Fund's consolidated statements of operations. Refer to Note 5 for further details on the Expense Support Agreement. In connection with the NCPCF Acquisition, the Fund assumed organizational costs payable in the amount of $227, which is included in the accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the years ended December 31, 2024, 2023, and for the the period from February 8, 2022 (inception) through December 31, 2022, offering costs of $731, $775, $484, respectively, were incurred, and $600, $659, $228, respectively, were amortized and recognized as offering costs on the consolidated statements of operations, and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. Each of CLO-I (formerly SPV I), SPV II, SPV III and SPV IV is a disregarded entity for tax purposes and will be consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the years ended December 31, 2024, 2023 and for the the period from February 8, 2022 (inception) through December 31, 2022, the Fund incurred $202, $31 and $2 in excise tax expense.

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
Segment Reporting
The Fund is externally managed and has a single reportable segment in accordance with ASC Topic 280, Segment Reporting (“ASC 280”), which derives investment income from its portfolio of investments. The Fund's accounting policies are further described above in Note 2, Significant Accounting Policies. The chief operating decision makers assess performance for the Fund based on net investment income, net realized and unrealized gains (losses) from investments, and net increase (decrease) in net assets resulting from operations, which are reported on the consolidated statements of operations. The chief operating decision makers may also assess the Fund's performance by completing an industry benchmarking analysis using the metrics disclosed in Note 9, Consolidated Financial Highlights. The Fund's chief operating decision makers are the Fund's investment committee, which is comprised of senior investment personnel of the Churchill investment teams, and the chief executive officer and chief financial officer. Subject to the overall supervision of the Fund's Board of Trustees, Churchill manages the day-to-day operations of, and provides investment advisory and management services to, the Fund. All investment decisions for the Fund require the unanimous approval of the members of the investment committee. The information and operating expense categories included in the consolidated statements of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the chief operating decision makers.

Recent Accounting Pronouncement
In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Fund is currently evaluating the impact of adopting ASU 2024-03.

3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,563,049	$1,558,902	92.71%	$402,858	$399,882	78.10%
Subordinated Debt (1)	105,214	102,993	6.12%	103,888	101,930	19.90%
Equity Investments	19,418	19,714	1.17%	9,422	10,224	2.00%
Total	$1,687,681	$1,681,609	100.00%	$516,168	$512,036	100.00%
Largest portfolio company investment	$20,992	$21,429	1.27%	$10,731	$10,986	2.15%
Average portfolio company investment	$6,137	$6,115	0.36%	$3,246	$3,220	0.63%
_______________
(1)As of December 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014 and structured debt of $1,083 at fair value, and second lien term loans and/or second lien notes of $51,588, mezzanine debt of $52,535 and structured debt of $1,091 at amortized cost. As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760 at fair value, and second lien term loans and/or second lien notes of $53,365 and mezzanine debt of $50,523 at amortized cost.
The industry composition of our portfolio as a percentage of fair value as of December 31, 2024 and December 31, 2023 was as follows:

Industry	December 31, 2024	December 31, 2023
Aerospace & Defense	1.93%	2.07%
Automotive	1.72%	1.10%
Banking, Finance, Insurance & Real Estate	3.90%	1.49%
Beverage, Food & Tobacco	5.40%	10.39%
Capital Equipment	7.45%	4.28%
Chemicals, Plastics & Rubber	2.64%	3.80%
Construction & Building	7.12%	4.78%
Consumer Goods: Durable	1.27%	3.76%
Consumer Goods: Non-durable	3.56%	5.97%
Containers, Packaging & Glass	1.14%	3.49%
Energy: Electricity	1.60%	0.43%
Energy: Oil & Gas	0.57%	3.08%
Environmental Industries	4.38%	3.04%
Healthcare & Pharmaceuticals	12.13%	10.08%
High Tech Industries	8.49%	4.81%
Hotel, Gaming & Leisure	0.38%	0.44%
Media: Advertising, Printing & Publishing	1.03%	1.33%
Media: Broadcasting & Subscription	0.33%	0.80%
Media: Diversified & Production	0.31%	—%
Metals & Mining	0.16%	0.10%
Retail	0.16%	—%
Services: Business	16.22%	16.82%
Services: Consumer	5.88%	5.73%
Sovereign & Public Finance	0.55%	0.77%
Telecommunications	2.50%	2.33%
Transportation: Cargo	2.02%	2.32%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Transportation: Consumer	1.13%	0.78%
Utilities: Electric	2.80%	0.51%
Utilities: Water	0.59%	—%
Wholesale	2.64%	5.50%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,607,181	$1,600,998	95.21%	193.79%
Canada	26,895	26,913	1.60%	3.26%
United Kingdom	20,146	20,205	1.20%	2.45%
Germany	19,571	19,535	1.16%	2.36%
Luxembourg	8,224	8,243	0.49%	1.00%
Netherlands	2,766	2,784	0.17%	0.34%
Cayman Islands	1,482	1,508	0.09%	0.18%
Ireland	1,416	1,423	0.08%	0.17%
	$1,687,681	$1,681,609	100.00%	203.55%

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$496,774	$492,518	96.19%	138.80%
Canada	6,374	6,376	1.25%	1.80%
United Kingdom	9,045	9,139	1.78%	2.58%
Ireland	1,741	1,750	0.34%	0.49%
Luxembourg	1,255	1,255	0.25%	0.35%
Netherlands	979	998	0.19%	0.28%
	$516,168	$512,036	100.00%	144.30%
As of December 31, 2024 and December 31, 2023, on a fair value basis, 94.53% and 84.74%, respectively, of the Fund’s debt investments bore interest at a floating rate and 5.47% and 15.26%, respectively, of the Fund’s debt investments bore interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of December 31, 2024 and December 31, 2023, according to the fair value hierarchy:

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$288,818	$1,270,084	$1,558,902
Subordinated Debt (1)	—	—	102,993	102,993
Equity Investments	—	—	19,714	19,714
Cash Equivalents	63,223	—	—	63,223
Total	$63,223	$288,818	$1,392,791	$1,744,832
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014, and structured debt of $1,083.

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$45,486	$354,396	$399,882
Subordinated Debt (1)	—	—	101,930	101,930
Equity Investments	—	—	10,224	10,224
Cash Equivalents	7,590	—	—	7,590
Total	$7,590	$45,486	$466,550	$519,626
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $52,170 and mezzanine debt of $49,760.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	For the Year Ended December 31, 2024
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2023	$354,396	$101,930	$10,224	$466,550
Purchase of investments	1,043,167	24,163	10,923	1,078,253
Proceeds from principal repayments and sales of investments	(114,773)	(27,056)	(1,214)	(143,043)
Payment-in-kind interest	587	3,840	—	4,427
Amortization of premium/accretion of discount, net	(910)	303	—	(607)
Net realized gain (loss) on investments	635	74	288	997
Net change in unrealized appreciation (depreciation) on investments	(1,988)	(261)	(507)	(2,756)
Transfers out of Level 3 (1)	(11,030)	—	—	(11,030)
Transfers to Level 3 (1)	—	—	—	—
Balance as of December 31, 2024	$1,270,084	$102,993	$19,714	$1,392,791

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2024	$(2,500)	$(235)	$(51)	$(2,786)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, transfers between Level 3 and Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

	For the Year Ended December 31, 2023
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
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,153,845	Yield Method	Implied Discount Rate	5.83%	19.20%	9.80%
First-Lien Debt	8,969	Market Approach	EBITDA Multiple	8.00x	15.50x	12.59x
Subordinated Debt	95,793	Yield Method	Implied Discount Rate	11.82%	25.00%	15.20%
Subordinated Debt	1,765	Market Approach	EBITDA Multiple	14.00x	14.00x	14.00x
Equity Investments	15,272	Market Approach	EBITDA Multiple	8.00x	22.00x	12.98x
Equity Investments	166	Market Approach	ARR Multiple	5.00x	5.00x	5.00x
Equity Investments	657	Yield Method	Implied Discount Rate	8.00%	16.06%	13.79%
Total	$1,276,467
First Lien Debt in the amount of $107,270, Subordinated Debt in the amount of $5,435, and equity investments in the amount of $3,619 at December 31, 2024 have been excluded from the table above as the investments are valued using recent transaction price.

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
Financial Instruments disclosed but not carried at fair value
The fair value of the Fund’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, approximates their carrying values. Such fair value measurement was based on significant inputs not observable and thus represent Level 3 measurements. The fair value of the 2024 Debt (as defined in Note 6) were based on market quotation(s) received from broker/dealer(s). The fair value measurement was based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and thus represent Level 2 measurements. The carrying value and fair value of the Fund’s debt obligations were as follows:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value		Fair Value
Bank of America Credit Facility	$325,000	$325,000	$165,750		$165,750
Scotiabank Credit Facility	278,500	278,500	—	0	—
2024 Debt	306,000	307,609	—		—
Total	$909,500	$911,109	$165,750		$165,750
5. RELATED PARTY TRANSACTIONS
Advisory Agreement
On March 31, 2022, the Fund entered into an investment advisory agreement with Churchill (which was amended on August 3, 2022, January 10, 2023, and August 2, 2023, the “Prior Advisory Agreement”). In connection with an internal reorganization of Churchill with respect to the advisory services being provided to the Fund, the Adviser serves as the Fund’s investment adviser pursuant to the Advisory Agreement, rather than Churchill. On February 20, 2024, the Board, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), approved the Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. The Advisory Agreement was approved by the Fund’s shareholders on May 28, 2024, and became effective on such date.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Adviser is responsible for the overall management of the Fund’s activities under the Advisory Agreement, and has delegated substantially all of its daily portfolio management obligations as set forth in the Advisory Agreement to Churchill pursuant to the CAM Sub-Advisory Agreement (as described below). The Advisory Agreement is identical to the Prior Advisory Agreement except the initial term began on May 28, 2024, the effective date of the Advisory Agreement.
The Advisory Agreement will remain in effect for a period of two years from its effective date, May 28, 2024, and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. The Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by the Adviser without penalty upon not less than 120 days’ written notice to the Fund, or by the Fund without penalty upon not less than 60 days’ written notice to the Adviser.
Base Management Fee
The management fee is payable monthly in arrears at an annual rate of 0.75% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has operations, net assets will be measured using the beginning net assets as of the Escrow Break Date. In addition, the Adviser has agreed to waive 100% of its management fee until June 1, 2024, the expiry of twelve months from the Escrow Break Date, and 50% of the management fee for the period from June 1, 2024 through May 31, 2025.
For the year ended December 31, 2024, base management fees earned were $4,667, of which $3,001 were waived by the Adviser. As of December 31, 2024, $745 was payable to the Adviser related to management fees. For the year ended December 31, 2023, base management fees earned were $1,292, all of which were waived by the Adviser. As of December 31, 2023, no amounts were payable to the Adviser related to management fees. For the the period from February 8, 2022 (inception) through December 31, 2022, no management fees were earned.
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
Subject to the fee waiver described below, the Fund will pay the Adviser an incentive fee quarterly in arrears with respect to Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
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
The Adviser has agreed to waive the incentive fee based on income until the period ending May 31, 2025. For the year ended December 31, 2024, income based incentive fees were $10,089, which were waived by the Adviser. As of December 31, 2024, no amounts were payable to the Adviser related to income based incentive fees. For the year ended December 31, 2023, income based incentive fees were $3,108, which were waived by the Adviser. As of December 31, 2023, no amounts were payable to the Adviser related to income based incentive fees. For the the period from February 8, 2022 (inception) through December 31, 2022, no income based incentive fees were earned.
Incentive Fee Based on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:
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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the years ended December 31, 2024, 2023, and for the period from February 8, 2022 (inception) through December 31, 2022, the Fund did not incur any incentive fee based on capital gains.
Sub-Advisory Agreements
CAM Sub-Advisory Agreement
On February 20, 2024, the Board, including all of the Independent Trustees, approved a sub-advisory agreement by and between the Adviser and Churchill (the “CAM Sub-Advisory Agreement”) in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. The CAM Sub-Advisory Agreement was approved on May 28, 2024, and became effective on such date. Pursuant to the CAM Sub-Advisory Agreement, the Adviser will pay Churchill 70% of the aggregate amount of the management fee, the incentive fee on income, and the incentive fee on capital gains as set forth in the Advisory Agreement. The management fee and the incentive fee on income will be payable quarterly in arrears and the incentive fee on capital gains will be payable annually pursuant to the terms of the Advisory Agreement. Fees payable to Churchill will be borne entirely by the Adviser, and will not be directly incurred by the Fund.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

NAM Sub-Advisory Agreement
On March 31, 2022, Churchill entered into a sub-advisory agreement with Nuveen Asset Management (as amended on August 3, 2022, the “Prior NAM Sub-Advisory Agreement”). On February 20, 2024, the Board, including all of the Independent Trustees, also approved a new NAM Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by the 1940 Act. The NAM Sub-Advisory Agreement was approved by the Fund’s shareholders on May 28, 2024, and became effective on such date. Nuveen Asset Management may manage certain of the Liquid Investments pursuant to the NAM Sub-Advisory Agreement. Nuveen Asset Management may manage certain of the Liquid Investments pursuant to the Prior NAM Sub-Advisory Agreement. Churchill has general oversight over the investment process on behalf of the Fund and manages the capital structure of the Fund, including, but not limited to, asset and liability management. The only changes to the NAM Sub-Advisory Agreement relate to the internal reorganization described above, and are as follows: (i) adding the Adviser as a party to the agreement to satisfy a technical requirement under the 1940 Act that requires the Fund or the investment adviser to be in privity of contract with a sub-adviser; and (ii) changing the calculation of the compensation payable by the Adviser to Nuveen Asset Management. Under the Prior NAM Sub-Advisory Agreement, Churchill paid, monthly in arrears, 0.375% of the daily weighted average principal amount of the liquid investments managed by Nuveen Asset Management. Under the NAM Sub-Advisory Agreement, the Adviser will pay, monthly in arrears, 50% of the aggregate amount of the management fee payable to the Adviser under the Advisory Agreement associated with the Liquid Investments managed by Nuveen Asset Management at the direction of Churchill. Fees payable to Nuveen Asset Management will be borne entirely by the Adviser, and will not be directly incurred by the Fund.
The NAM Sub-Advisory Agreement will remain in effect for a period of two years from its effective date, May 28, 2024, and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.
Administration Agreement
On March 31, 2022, the Fund entered into an administration agreement with the Administrator (as amended on January 10, 2023 and October 30, 2024, the “Administration Agreement”), which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Fund with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, assisting the Fund with the preparation of the financial records that the Fund is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or Churchill, the Administrator also may provide significant managerial assistance on the Fund’s behalf to those portfolio companies that have accepted the Fund’s offer to provide such assistance. U.S. Bancorp Fund Services, LLC provides the Fund with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
For the years ended December 31, 2024 and 2023, and for the the period from February 8, 2022 (inception) through December 31, 2022, the Fund incurred $825, $517 and $299, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of December 31, 2024 and December 31, 2023, $383 and $614, respectively, was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
For the year ended December 31, 2024, the Fund accrued distribution and shareholder servicing fee of $108 and $35 that were attributable to Class S and Class D shares, respectively. As of December 31, 2024, $26 shareholder servicing fee remains payable and is included in the accounts payable and accrued expenses in the consolidated statements of assets and liabilities. For the year ended December 31, 2023, the Fund accrued distribution and shareholder servicing fee of $5 and $1 that were attributable to Class S and Class D shares, respectively. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund did not incur any distribution and shareholder servicing fees.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$983	—%	March 31, 2025	0.08%
June 30, 2022	677	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	333	9.68%	December 31, 2027	0.21%
Total	$3,624	$—	$3,624
__________
(1)The effective rate of distribution per share is expressed as a percentage equal to the projected annualized regular distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding), divided by the Fund’s gross offering price per share as of each quarter ended.
(2)The operating expense ratio is calculated by dividing the quarterly operating expenses, less organizational and offering expenses, base management fee and incentive fees owed to the Adviser, and interest expense, by the Fund’s net assets as of each quarter end.

Board of Trustees’ Fees

The Board consists of seven members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee (formerly, the “Special Transactions Committee”), each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the years ended December 31, 2024, 2023, and for the the period from February 8, 2022 (inception) through December 31, 2022, the Fund incurred $508, $508 and $385, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of December 31, 2024 and December 31, 2023, $325 and $128, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Sub-Adviser and Adviser may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Sub-Adviser and Adviser for such amounts paid on its behalf. Amounts payable to the Sub-Adviser and Adviser are settled in the normal course of business without formal payment terms. As of December 31, 2024 and December 31, 2023, the Fund owed the Sub-Adviser and Adviser $886 and $361, respectively, for reimbursements including the Fund’s allocable portion of overhead, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
Promissory Note
On March 31, 2022, the Fund entered into the Note with TIAA as the lender. The Note was issued under the purchase and sales agreement, dated as of March 31, 2022, by and among the Fund, a wholly owned subsidiary, and TIAA in connection with the contribution of portfolio investments by TIAA to the Fund (as discussed further in Note 8). The principal amount of the Note equaled (i) the fair value of portfolio investments contributed as of March 31, 2022, minus (ii) $263,500. The Note was due to mature on March 30, 2023, with an interest rate of 4% per annum on the unpaid principal amount, compounded quarterly.
On June 3, 2022, the Fund fully repaid the balance on the Note which was comprised of $32,731 and $226 of principal and interest, respectively.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

6. SECURED BORROWINGS
CLO-I, SPV II, and SPV IV are parties to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of December 31, 2024 and December 31, 2023, the Fund’s asset coverage was 190.83% and 314.08%, respectively.
Bank of America Credit Facility
On April 19, 2022, a wholly owned subsidiary of the Fund, entered into a credit agreement with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (the “Bank of America Credit Facility Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”). The Bank of America Credit Facility was amended on October 4, 2022, March 21, 2023, July 16, 2024 and September 19, 2024. The most recent amendment on September 19, 2024, among other things: (i) increased the maximum amount available under the Bank of America Credit Facility from $150,000 to $250,000 and provides for a further increase to $350,000; (ii) extended the availability period to September 19, 2027; and (iii) extended the maturity date to September 19, 2029. On December 9, 2024, the Fund increased the maximum amount available to $350,000.

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

As of December 31, 2024, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.93% per annum.

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

For the years ended December 31, 2024, 2023, and for the the period from February 8, 2022 (inception) through December 31, 2022, the components of interest expense related to the Bank of America Credit Facility were as follows:

	For the Years Ended December 31,
	2024	2023	2022 (2)
Borrowing interest expense	$6,912	$10,144	$3,697
Unused fees	516	434	312
Amortization of deferred financing costs (1)	621	174	74
Total interest and debt financing expenses	$8,049	$10,752	$4,083
_______________
(1)For the years ended December 31, 2024, 2023, and for the the period from February 8, 2022 (inception) through December 31, 2022, $0, $2, and $462, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(2)For the period February 8, 2022 (inception) through December 31, 2022.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

CLO-I
On July 16, 2024, the Fund completed a $398,700 term debt securitization (the “2024 Debt Securitization”). The term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Fund.
The notes offered in the 2024 Debt Securitization (the “2024 Notes”) were issued by CLO-I (formerly known as SPV I) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to an indenture and security agreement, dated as of July 16, 2024 (the “Indenture”). The 2024 Notes consist of $197,000 of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 1.70%; $48,000 of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 1.95%; $26,000 of A Class C 2024 Notes, which bear interest at the three-month Term SOFR plus 2.55%; and $92,700 of Subordinated 2024 Notes, which do not bear interest. The Fund directly owns all of the Subordinated 2024 Notes and as such, these notes are eliminated in consolidation.
As part of the 2024 Debt Securitization, CLO-I also entered into a loan agreement, dated July 16, 2024 (the “CLO-I Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “Lenders”) committed to make $35,000 of AAA Class A-L 2024 Loans to CLO-I (the “2024 Loans” and, together with the 2024 Notes, the “2024 Debt”). The 2024 Loans bear interest at the three-month Term SOFR plus 1.70% (the “2024 Class A-L Loans”) and were fully drawn upon the closing of the transaction. Any lender may elect to convert all of the Class A-L 2024 Loans held by such Lenders into Class A 2024 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
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
For the year ended December 31, 2024, the components of interest expense related to the 2024 Notes were as follows:

For the Year Ended December 31, 2024
Borrowing interest expense	$10,009
Unused fees	—
Amortization of deferred financing costs	—
Total interest and debt financing expenses	$10,009

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Scotiabank Credit Facility
On July 19, 2024, SPV IV entered into a credit agreement (as amended on August 1, 2024, the “Scotiabank Credit Facility Agreement”) with the lenders from time to time parties thereto, NCPCF, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. Effective December 11, 2024, as a result of the Fund’s acquisition of substantially all of NCPCF’s assets and liabilities, the Fund became a party to the Scotiabank Credit Facility Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility. The Scotiabank Credit Facility Agreement provides for borrowings in an aggregate amount up to $450,000 (the “Scotiabank Credit Facility”).
Borrowings under the Scotiabank Credit Facility Agreement are secured by all of the assets held by SPV IV and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus an applicable spread, or (y) the greater of (i) zero, and (ii) the greater of (a) the Federal Funds Rate in effect for any day plus 0.5% per annum plus an applicable spread, (ii) the Prime Rate in effect for any day plus an applicable spread. As of December 31, 2024, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily plus 2.25% per annum. Interest is payable quarterly. Any amounts borrowed under the Scotiabank Credit Facility Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 19, 2033.
For the period from December 11, 2024 through December 31, 2024, the components of interest expense related to the Scotiabank Credit Facility were as follows:

For the period from December 11, 2024 through December 31, 2024
Borrowing interest expense	$1,157
Unused fees	52
Amortization of deferred financing costs	2
Total interest and debt financing expenses	$1,211
Summary of Secured Borrowings
The Fund’s debt obligations consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Bank of America Credit Facility	CLO-I	Scotiabank Credit Facility	Total
Total Commitment	$350,000	$306,000	$450,000	$1,106,000
Borrowings Outstanding (1)	325,000	306,000	278,500	909,500
Unused Portion (2)	25,000	—	171,500	196,500
Amount Available (3)	12,003	—	145,347	157,350
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
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For the years ended December 31, 2024, 2023, and for the period from February 8, 2022 (inception) through December 31, 2022, the components of interest expense and debt financing expenses were as follows:

	For the Years Ended December 31,
	2024	2023	2022 (1)
Borrowing interest expense	$18,078	$10,144	$3,697
Unused fees	568	434	312
Amortization of deferred financing costs (2)	623	174	74
Total interest and debt financing expenses	$19,269	$10,752	$4,083
Average interest rate (3)	7.43%	7.73%	4.90%
Average daily borrowings	$250,978	$136,894	$116,212
______________
(1)For the the period from February 8, 2022 (inception) through December 31, 2022
(2)For the years ended December 31, 2024, 2023, and for the the period from February 8, 2022 (inception) through December 31, 2022, $0, $2 and $462, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.
(3)Average interest rate includes borrowing interest expense and unused fees.

Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of December 31, 2024 and December 31, 2023:

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$325,000	$—	$—	$325,000	$—
Scotiabank Credit Facility	278,500	—	—	—	278,500
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$909,500	$—	$—	$325,000	$584,500

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$165,750	$—	$—	$165,750	$—
Total debt obligations	$165,750	$—	$—	$165,750	$—
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2024 and December 31, 2023 for any such exposure.
As of December 31, 2024 and December 31, 2023, the Fund had the following unfunded investment commitments:

Portfolio Company	December 31, 2024	December 31, 2023
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$3,580	$—
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	2,346	—
Acclaim Midco, LLC (dba ClaimLogiQ) - Delayed Draw Loan	—	891
ADPD Holdings LLC (NearU) - Delayed Draw Loan	1,246	1,919
All Star Recruiting Locums, LLC (All Star Healthcare Solutions) - Delayed Draw Loan	1,063	—
AmerCareRoyal, LLC - Delayed Draw Loan	3,307	—

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Portfolio Company	December 31, 2024	December 31, 2023
Apex Service Partners, LLC - Delayed Draw Loan	$2,194	$—
Apex Service Partners, LLC - Revolving Loan	352	—
Aramsco - Delayed Draw Loan	—	520
R Arax Co-Invest UB, LP (Arax Investment Partners)	533	—
Archer Acquisition, LLC (ARMstrong) -Delayed Draw Loan	729	1,007
Ascend Partner Services LLC - Delayed Draw Loan	12,642	—
ASTP Holdings Co-Investment LP (American Student Transportation Partners)	82	26
AWP Group Holdings, Inc. - Delayed Draw Loan	1,978	—
Big Apple Advisory, LLC - Delayed Draw Loan	4,305	—
Big Apple Advisory, LLC - Revolving Loan	1,740	—
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	2,439	—
Cedar Services Group, LLC (Evergreen Services Group II) - Delayed Draw Loan	—	923
Chroma Color Corporation - Delayed Draw Loan	—	381
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	4,418	—
CMP Ren Partners I-A LP (LMI Consulting, LLC)	2	2
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	6	—
Cobalt Service Partners, LLC - Delayed Draw Loan	12,048	—
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	1,655	—
Coding Solutions Acquisition, Inc. - Revolving Loan	138	—
Cohen Advisory, LLC - Delayed Draw Loan	4,265	—
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	550	—
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.) - Delayed Draw Loan	1,000	—
COP Village Green Acquisitions, Inc. (Village Green Holding) - Delayed Draw Loan	536	—
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	3,487	—
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	1,411	—
Davidson Hotel Company LLC - Delayed Draw Loan	930	—
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	2,553	—
DMC Holdco, LLC (DMC Power) - Delayed Draw Loan	450	—
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators) - Delayed Draw Loan	—	503
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	135	—
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	2,051	—
Excel Fitness Holdings, Inc. - Delayed Draw Loan	1,677	—
EyeSouth Eye Care Holdco LLC - Delayed Draw Loan	—	266
FirstCall Mechanical Group, LLC - Delayed Draw Loan	13,600	—
FoodScience, LLC - Delayed Draw Loan	5,588	—
Gannett Fleming, Inc. - Revolving Loan	2,131	—
Health Management Associates, Inc. - Delayed Draw Loan	773	415
Heartland Paving Partners, LLC - Delayed Draw Loan	11,429	—
Heartland Veterinary Partners LLC - Delayed Draw Loan	1,966	—
HMN Acquirer Corp. - Delayed Draw Loan	2,144	—
INS Co-Invest LP (Inszone)	3	—
Impact Environmental Group - Delayed Draw Loan	—	1,832
Infobase Acquisition, Inc. - Delayed Draw Loan	—	122

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Portfolio Company	December 31, 2024	December 31, 2023
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions) - Delayed Draw Loan	$1,139	$1,139
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	3,180	—
ISG Enterprises, LLC (Industrial Service Group) - Delayed Draw Loan	256	2,019
ITSavvy LLC - Delayed Draw Loan	—	36
Kenco PPC Buyer LLC - Delayed Draw Loan	8,669	850
KENE Acquisition, Inc. (Entrust Solutions Group) - Delayed Draw Loan	777	—
KENG Acquisition, Inc. (Engage PEO) - Delayed Draw Loan	10,074	2,040
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	1,708	599
KRIV Acquisition, Inc. (Riveron) - Delayed Draw Loan	8,276	779
Legacy Service Partners - Delayed Draw Loan	—	306
Matador US Buyer, LLC (Insulation Technology Group) - Delayed Draw Loan	5,226	—
MEI Buyer LLC - Delayed Draw Loan	—	501
Mobile Communications America, Inc. - Delayed Draw Loan	4,308	1,463
Motion & Control Enterprises - Delayed Draw Loan	—	1,704
MPG Parent Holdings, LLC (Market Performance Group) - Delayed Darw Loan	4,397	—
National Power - Delayed Draw Loan	—	799
NFM & J, L.P. (The Facilities Group) - Delayed Draw Loan	1,375	—
North Haven Stack Buyer, LLC - Delayed Draw Loan	2,839	—
OMNIA Partners, LLC - Delayed Draw Loan	—	129
Online Labels Group, LLC - Delayed Draw Loan	771	237
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	20,481	2,571
Ovation Holdings, Inc - Delayed Draw Loan	6,983	127
PAG Holding Corp. (Precision Aviation Group) - Delayed Draw Loan	—	2,480
Palmetto Acquisitionco, Inc. (Tech24) - Delayed Draw Loan	431	919
Perennial Services Group, LLC - Delayed Draw Loan	1,560	—
Pinnacle Supply Partners, LLC - Delayed Draw Loan	2,153	1,455
PT Intermediate Holdings III, LLC - Delayed Draw Loan	196	—
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	2,903	1,332
Refresh Buyer, LLC (Sunny Sky Products) - Delayed Draw Loan	1,289	464
Rhino Intermediate Holding Company LLC (Rhino Tool House) - Delayed Draw Loan	—	306
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	3,187	—
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	775	—
Rose Paving, LLC - Delayed Draw Loan	146	—
SI Solutions, LLC - Delayed Draw Loan	4,951	—
Signia Aerospace, LLC - Delayed Draw Loan	108	—
SkyKnight Financial Holdings LP	50	—
Smith & Howard Advisory LLC - Delayed Draw Loan	2,078	—
Specialist Resources Global Inc. - Delayed Draw Loan	11,790	—
Sugar PPC Buyer LLC (Sugar Foods) - Delayed Draw Loan	4,348	1,173
TBRS, Inc. - Delayed Draw Loan	1,953	—
TBRS, Inc. - Revolving Loan	1,168	—
Thermostat Purchaser III, Inc. - Delayed Draw Loan	3,284	—
Tidi Legacy Products, Inc. - Delayed Draw Loan	4,183	1,201
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	489	665

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Portfolio Company	December 31, 2024	December 31, 2023
Trilon Group, LLC - Delayed Draw Loan	$7,896	$—
TSS Buyer, LLC (Technical Safety Services) - Delayed Draw Loan	68	—
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	3,114	—
USALCO - Delayed Draw Loan	131	—
Vensure Employer Services, Inc. - Delayed Draw Loan	2,751	—
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,635	—
Vertex Service Partners, LLC - Delayed Draw Loan	8,760	1,777
Vessco Midco Holdings, LLC - Delayed Draw Loan	3,365	—
Vessco Midco Holdings, LLC - Revolving Loan	1,726	—
Victors CCC Buyer (CrossCountry Consulting) - Delayed Draw Loan	—	560
WSB Engineering Holdings Inc. - Delayed Draw Loan	361	1,096
YI, LLC (Young Innovations) - Delayed Draw Loan	3,335	1,431
Total unfunded commitments	$274,125	$38,965
The Fund seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of December 31, 2024, the Fund had adequate financial resources to satisfy its unfunded investment commitments.
8. NET ASSETS
In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares for each class.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share.
On March 31, 2022, TIAA contributed certain portfolio investments to the Fund in the amount of $296,231 (fair value as of March 31, 2022). In connection therewith, the Fund entered into the Note with TIAA as the lender (as described in Note 5), and issued to TIAA shares of the Fund’s Class I shares of beneficial interest. The Fund fully repaid the balance of the Note to TIAA on June 3, 2022. As of December 31, 2024, TIAA owned 4,315,409 shares of the Fund’s Class I shares of beneficial interest both directly and indirectly through private funds TIAA controls.
On the Escrow Break Date, the Fund had satisfied the minimum offering requirement and the Board authorized the release of proceeds from escrow.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The following table presents transactions in common shares during the year ended December 31, 2024 (dollars in thousands except share amounts):

	December 31, 2024
	Shares	Amount
CLASS S
Subscriptions	588,317	$14,498
Share transfers between classes	(4,107)	(101)
Distributions reinvested	15,443	381
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	599,653	$14,778
CLASS D
Subscriptions	687,471	$16,976
Share transfers between classes	—	—
Distributions reinvested	32,300	798
Share repurchases, net of early repurchase deduction	(12,686)	(314)
Net increase (decrease)	707,085	$17,460
CLASS I
Subscriptions	16,956,717	$418,484
Share transfers between classes	4,104	101
Distributions reinvested	806,467	19,936
Share repurchases, net of early repurchase deduction	(108,531)	(2,672)
Net increase (decrease)	17,658,757	$435,849

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The following table presents transactions in common shares during the For the year ended December 31, 2023 (dollars in thousands except share amounts):

	December 31, 2023
	Shares	Amount
CLASS S
Subscriptions	149,441	$3,671
Share transfers between classes	—	—
Distributions reinvested	397	10
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	149,838	$3,681
CLASS D
Subscriptions	106,881	$2,629
Share transfers between classes	—	—
Distributions reinvested	385	9
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	107,266	$2,638
CLASS I
Subscriptions	3,517,694	$86,550
Share transfers between classes	—	—
Distributions reinvested	33,652	828
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	3,551,346	$87,378
The following table presents transactions in common shares during the year ended December 31, 2022 (dollars in thousands except share amounts):

	December 31, 2022
	Shares	Amount
CLASS I
Subscriptions	10,540,040	$263,501
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	10,540,040	$263,501
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The following table presents each month-end net offering price for Class S, Class D, and Class I common shares, which approximately equals their respective NAV per share, for the years ended December 31, 2024 and 2023:

	Net Offering Price Per Share
For the Months Ended	Class S	Class D	Class I
January 31, 2023	$—	$—	$24.70
February 28, 2023	$—	$—	$24.70
March 31, 2023	$—	$—	$24.65
April 30, 2023	$—	$—	$24.68
May 31, 2023	$—	$—	$24.66
June 30. 2023	$—	$—	$24.63
July 31, 2023	$—	$—	$24.60
August 31, 2023	$—	$—	$24.56
September 30, 2023	$—	$—	$24.61
October 31, 2023	$24.58	$24.59	$24.60
November 30, 2023	$24.59	$24.60	$24.60
December 31, 2023	$24.69	$24.73	$24.73
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
April 30, 2024	$24.59	$24.63	$24.63
May 31, 2024	$24.60	$24.64	$24.65
June 30, 2024	$24.64	$24.68	$24.69
July 31, 2024	$24.67	$24.71	$24.71
August 31, 2024	$24.70	$24.74	$24.75
September 30, 2024	$24.70	$24.74	$24.75
October 31, 2024	$24.71	$24.76	$24.77
November 30, 2024	$24.73	$24.78	$24.79
December 31, 2024	$24.74	$24.79	$24.80
Distributions
The following table summarizes the Fund’s distributions declared from inception through December 31, 2024:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.233	$9
November 27, 2023	November 30, 2023	December 28, 2023	$0.233	$17
December 28, 2023	December 31, 2023	January 29, 2024	$0.233	$35
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91
July 29, 2024	July 31, 2024	August 28, 2024	$0.183	$96
August 28, 2024	August 31, 2024	September 27, 2024	$0.183	$111
September 27, 2024	September 30, 2024	October 28, 2024	$0.183	$128
October 28, 2024	October 31, 2024	November 26, 2024	$0.183	$134
November 26, 2024	November 30, 2024	December 27, 2024	$0.183	$137
December 26, 2024	December 31, 2024	January 28, 2025	$0.202 (2)	$151

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.245	$2
November 27, 2023	November 30, 2023	December 28, 2023	$0.245	$11
December 28, 2023	December 31, 2023	January 29, 2024	$0.245	$26
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112
July 29, 2024	July 31, 2024	August 28, 2024	$0.195	$127
August 28, 2024	August 31, 2024	September 27, 2024	$0.195	$140
September 27, 2024	September 30, 2024	October 28, 2024	$0.195	$149
October 28, 2024	October 31, 2024	November 26, 2024	$0.195	$151
November 26, 2024	November 30, 2024	December 27, 2024	$0.195	$157
December 26, 2024	December 31, 2024	January 28, 2025	$0.215 (3)	$179
_____________
(1)Distributions are net of distribution and servicing fees.
(2)Comprised of $0.182 regular distribution and $0.020 supplemental distribution attributable to accrued net investment income.
(3)Comprised of $0.195 regular distribution and $0.020 supplemental distribution attributable to accrued net investment income.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
September 30, 2022	September 30, 2022	October 28, 2022	$0.870 (1)	$9,170
October 31, 2022	October 31, 2022	November 28, 2022	$0.180	$1,897
November 30, 2022	November 30, 2022	December 28, 2022	$0.190	$2,003
December 31, 2022	December 31, 2022	January 28, 2023	$0.295 (2)	$3,109
January 31, 2023	January 31, 2023	February 28, 2023	$0.200	$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200	$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230	$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240	$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240	$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240	$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270 (3)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270 (3)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250	$3,070
October 27, 2023	October 31, 2023	November 28, 2023	$0.250	$3,244
November 27, 2023	November 30, 2023	December 28, 2023	$0.250	$3,435
December 28, 2023	December 31, 2023	January 29, 2024	$0.250	$3,523
January 26, 2024	January 31, 2024	February 28, 2024	$0.250	$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250	$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250	$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200	$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200	$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200	$5,685
July 29, 2024	July 31, 2024	August 28, 2024	$0.200	$5,795
August 28, 2024	August 31, 2024	September 27, 2024	$0.200	$5,887
September 27, 2024	September 30, 2024	October 28, 2024	$0.200	$5,985
October 28, 2024	October 31, 2024	November 26, 2024	$0.200	$6,066
November 26, 2024	November 30, 2024	December 27, 2024	$0.200	$6,167
December 26, 2024	December 31, 2024	January 28, 2025	$0.220 (4)	$7,000
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
(4)Comprised of $0.200 regular distribution and $0.020 supplemental distribution attributable to accrued net investment income.

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
Through December 31, 2024, a portion of the Fund’s distributions resulted from expense support from an affiliate of the Adviser, and future distributions may result from expense support from an affiliate of the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or an affiliate of the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its common shares for the for the year ended December 31, 2024:

	Class S		Class D		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.365	$1,195	$2.510	$1,397	$2.570	$64,566
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$2.365	$1,195	$2.510	$1,397	$2.570	$64,566

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
Payment for repurchased shares may require the Fund to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase the Fund’s investment-related expenses as a result of higher portfolio turnover rates. The Adviser intends to take measures, subject to policies as may be established by the Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions. TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of the Fund’s aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the Share Repurchase Plan limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall share repurchase program limits. Notwithstanding the foregoing, TIAA may sell a portion of its Class I shares to unaffiliated investors in reliance upon an exemption from registration under the Securities Act.
For the year ended December 31, 2024, approximately 108,531 Class I shares and 12,686 Class D shares were repurchased. For the year ended December 31, 2023, no Common Shares were repurchased.
The following table presents the share repurchases completed for the year ended December 31, 2024:

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
August 29, 2024	Class I	September 27, 2024	$24.75	$383	15,531
November 27, 2024	Class I	December 27, 2024	$24.80	$1,692	68,293
November 27, 2024	Class D	December 27, 2024	$24.79	$314	12,686
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the year ended December 31, 2024:

	For the Year Ended December 31, 2024
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.69	$24.73	$24.73
Net investment income (loss) (1)	2.46	2.60	2.68
Net realized gains (losses) (1)	0.03	0.03	0.03
Net change in unrealized appreciation (depreciation) (1)	(0.07)	(0.06)	(0.07)
Net increase (decrease) in net assets resulting from operations	2.42	2.57	2.64
Shareholder distributions (2)	(2.37)	(2.51)	(2.57)
Early repurchase deduction fees (8)	—	—	—
Other (3)	—	—	—
Net asset value, end of period	$24.74	$24.79	$24.80

Supplemental Data:
Net assets, end of period	$18,546	$20,188	$787,406
Shares outstanding, end of period	749,491	814,351	31,750,143
Total return (4)	10.23%	10.91%	11.22%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	7.43%	6.97%	6.19%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	5.20%	4.66%	4.01%
Ratio of net investment income (loss) to average net assets (5)	10.63%	11.53%	11.32%
Portfolio turnover rate (7)	20.75%	20.75%	20.75%
Asset coverage ratio (9)	190.83%	190.83%	190.83%
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Fund’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any.
(5)Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support and waived management fee and income based incentive fees.
(6)The ratio of interest and debt financing expenses to average net assets for the year ended December 31, 2024 was 3.28%, 3.33% and 3.04% for Class S, Class D, and Class I shares, respectively, and are annualized for periods less than one year. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(8)The per share amount rounds to less than $0.01 per share in connection with Class I and Class D repurchased shares during the period. There are no shares repurchased for Class S shares.
(9)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The following is a schedule of consolidated financial highlights for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Class S (8)	Class D (8)	Class I
Per share data:
Net asset value, beginning of period	$—	$—	$24.70
Net investment income (loss) (1)	0.73	0.76	2.97
Net realized gains (losses) (1)	—	—	0.07
Net change in unrealized appreciation (depreciation) (1)	0.17	0.22	(0.06)
Net increase (decrease) in net assets resulting from operations	0.90	0.98	2.98
Shareholder distributions (2)	(0.70)	(0.74)	(2.89)
Issuance of common shares	24.61	24.61	—
Other (3)	(0.12)	(0.12)	(0.06)
Net asset value at end of period	$24.69	$24.73	$24.73

Supplemental Data:
Net assets at end of period	$3,699	$2,652	$348,480
Shares outstanding at end of period	149,838	107,266	14,091,386
Total return (4)	3.21%	3.53%	12.52%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	8.30%	6.55%	6.34%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	5.58%	3.96%	4.56%
Ratio of net investment income (loss) to average net assets (5)	13.82%	12.18%	12.02%
Portfolio turnover rate (7)	11.44%	11.44%	11.44%
Asset Coverage Ratio (9)	314.08%	314.08%	314.08%
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Fund’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any.
(5)Ratios are annualized except for management fees and incentive fees which were calculated from the Escrow Break Date and were fully waived for the year ended December 31, 2023 (Refer to Note 5). Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support and waived management fee and incentive fee.
(6)The ratio of interest and debt financing expenses to average net assets for the year ended December 31, 2023 was 3.96%, 3.21% and 3.73% for Class S, Class D, and Class I shares, respectively, and are annualized for period (s) less than one year. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(8)Class S and Class D shares were first issued and sold in October 2023.
(9)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The following is a schedule of consolidated financial highlights for the period February 8, 2022 (inception) through December 31, 2022:

For the period February 8, 2022 (inception) through December 31, 2022
Class I
Per share data:
Net asset value, beginning of period	$—
Net investment income (loss) (1)	1.60
Net realized gains (losses) (1)	(0.02)
Net change in unrealized appreciation (depreciation) (1)	(0.34)
Net increase (decrease) in net assets resulting from operations	1.24
Shareholder distributions (2)	(1.54)
Issuance of common shares	25.00
Other (3)	—
Net asset value at end of period	$24.70

Supplemental Data:
Net assets at end of period	$260,301
Shares outstanding at end of period	10,540,040
Total return (4)	4.91%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	2.41%
Ratio of net investment income (loss) to average net assets (5)	7.13%
Portfolio turnover rate (7)	12.11%
Asset Coverage Ratio (8)	267.94%
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Fund’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any.
(5)Ratios are annualized except for expense support amounts relating to organizational costs and interest expense on the Note. The ratio of total expenses to average net assets was 3.02% for the period February 8, 2022 (inception) through December 31, 2022 on an annualized basis, excluding the effect of expense support which represented (0.61)% of average net assets. Average net assets is calculated utilizing quarterly net assets.
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
(8)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

10. INCOME TAX
The Fund intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the fiscal year ended December 31, 2024. As a result, the Fund generally must timely distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to the timing of temporary and permanent differences in the recognition of gains and losses on investment transactions. Temporary differences do not require reclassification. As of December 31, 2024, permanent differences that resulted in reclassifications among the components of net assets resulting from operations relate primarily to paydowns, amendment fees, investments in partnerships, and non-deductible excise tax. Temporary and permanent differences have no impact on the Fund’s net assets.
As of December 31, 2024, 2023, and 2022, the Fund’s cost of investments for U.S. federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Tax cost of investments	$1,687,581	$516,168	$352,998
Gross unrealized appreciation on investments	8,216	3,128	1,389
Gross unrealized depreciation on investments	(14,188)	(7,260)	(4,869)
Net unrealized appreciation (depreciation) on investments	$(5,972)	$(4,132)	$(3,480)
For the taxable years ended December 31, 2024, 2023, and 2022, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Undistributed ordinary income, net	$5,889	$884	$370
Undistributed long-term income, net	975	634	—
Total undistributed earnings	$6,864	$1,518	$370
Capital loss carryforward	$—	$—	$(88)
Unrealized appreciation (depreciation), net	(5,972)	(4,194)	(3,480)
Other book-to-tax differences	(30)	123	—
Total accumulated earnings (losses), net	$863	$(2,553)	$(3,198)
Capital losses in excess of capital gains earned in a tax year generally may be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2024, the Fund did not have a capital loss carryforward available for use in future tax years.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For income tax purposes, dividends paid and distributions made to the Fund's shareholders are reported by the Fund to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of the distributions paid for the years ended December 31, 2024, 2023, and for the the period from February 8, 2022 (inception) through December 31, 2022 was as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Distributions paid from:
Ordinary income	$66,503	$33,890	$16,179
Net long-term capital gains	655	—	—
Total taxable distributions	$67,158	$33,890	$16,179
The Fund is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Fund distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2024, 2023, and for the the period from February 8, 2022 (inception) through December 31, 2022, the Fund incurred $202, $31, and $2, respectively, in excise tax expense.
The Fund’s wholly owned subsidiary, Equity Holdings, is subject to U.S. federal and state corporate-level income taxes. As a result the Fund recorded a net deferred tax liability related to US GAAP to tax outside basis differences in Equity Holdings’ investments in certain partnership interests of $29 as of December 31, 2024, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities. For the year ended December 31, 2024, the Fund recorded a net tax benefit of $32. For the year ended December 31, 2023, the Fund recorded a net tax provision of $61. For the period from February 8, 2022 (inception) through December 31, 2022, the Fund did not record net tax benefit (provision).
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
11. NCPCF Acquisition
On December 11, 2024, the Fund completed its acquisition of substantially all of the assets of NCPCF, a Delaware statutory trust and an affiliated business development company externally managed by Churchill (the “NCPCF Acquisition”). The NCPCF Acquisition was completed pursuant to a Purchase and Sale Agreement, dated October 23, 2024 (the “Purchase Agreement”), by and between the Fund and NCPCF.
Pursuant to the Purchase Agreement, the aggregate purchase price of $220,977 (the “Purchase Price”) was equal to the net asset value of NCPCF as of December 9, 2024 (the “Closing Date”). Upon closing, NCPCF sold, transferred, assigned and conveyed to the Fund substantially all of its assets, and the Fund assumed all of NCPCF’s liabilities, including indebtedness outstanding under NCPCF’s Scotiabank Credit Facility (defined in Note 6). The Fund borrowed $217,571 under its Bank of America Credit Facility to fund the Purchase Price.
The NCPCF Acquisition was accounted for as asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations - Related Issues (“ASC 805”). Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values as of the Closing Date of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill.
The following table summarizes the assets and liabilities of NCPCF acquired and assumed by the Fund in connection with the transaction:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

As of December 9, 2024
(Unaudited)
Assets acquired
Non-controlled/non-affiliated investments, at fair value	$486,933
Cash and cash equivalents	14,448
Other assets	5,592
Total assets acquired	$506,973

Liabilities assumed
Secured borrowings (net of $349 deferred financing costs)	$281,151
Other liabilities	4,845
Total liabilities assumed	$285,996

Net Assets acquired	$220,977
12. SUBSEQUENT EVENTS
The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2024, except as discussed below.
Distributions
On January 29, 2025, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below. The distributions for each class of Common Shares are payable on February 28, 2025 to shareholders of record as of January 31, 2025.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.200	$—	$0.200
Class S Common Shares	$0.200	$0.017	$0.183
Class D Common Shares	$0.200	$0.005	$0.195
On February 27, 2025, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below. The distributions for each class of Common Shares are payable on March 28, 2025 to shareholders of record as of February 28, 2025.

	Gross Distribution	Shareholder Servicing Fee	Net Distribution
Class I Common Shares	$0.200	$—	$0.200
Class S Common Shares	$0.200	$0.017	$0.183
Class D Common Shares	$0.200	$0.005	$0.195

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Subscriptions
The Fund received approximately $91.7 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares during the period subsequent to the quarter ended December 31, 2024 through March 4, 2025.
Scotiabank Credit Facility Agreement Amendment
On February 4, 2025, SPV IV entered into the Second Amendment (the “Second Amendment”) to the Scotiabank Credit Facility Agreement by and among SPV IV, as borrower, the Fund (as successor in interest to NCPCF), as servicer, the lenders from time to time party thereto, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. The Second Amendment amends the Scotiabank Credit Agreement to, among other things, add broadly syndicated loans to the definition of collateral loan to permit advances thereon pursuant to the Scotiabank Credit Agreement. The other material terms of the Scotiabank Credit Agreement were unchanged.
Bank of America Credit Agreement Amendment
On February 6, 2025, SPV II entered into Amendment No. 5 (the “Fifth Amendment”) to the Bank of America Credit Agreement by and among SPV II, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the Fund, as servicer. The Fifth Amendment amends the Bank of America Credit Agreement to, among other things: (i) reduces the portion of the applicable rate calculation attributable to qualifying syndicated loans from 1.75% to 1.60%; and (ii) extends the period in which a fee is payable by the Fund in the event that the commitments under the Bank of America Credit Agreement are terminated in whole or in part (such fee, the “Make-Whole Fee”) such that the rate upon which the Make-Whole Fee is calculated will equal (a) 2.00% prior to December 19, 2025, (b) 0.50% during the period beginning on December 19, 2025 through but excluding December 19, 2026 and (c) 0.0% thereafter.
Trustee Resignation
On February 10, 2025, Michael Perry notified the Board that he was resigning as a trustee of the Board, effective immediately. In submitting his resignation, Mr. Perry did not express any disagreement on any matter relating to the Fund's operations, policies or practices. In connection with Mr. Perry's resignation, the Board reduced the size of the Board from seven (7) trustees to six (6) trustees.
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
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Fund’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Fund’s board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.
The Fund’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Fund’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management and the trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Fund’s internal control over financial reporting as of December 31, 2024 was effective. This Annual Report on Form 10-K does not include an attestation report of the Fund’s independent registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2024. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2025 Proxy Statement relating to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2025 Proxy Statement relating to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.

ITEM 15. Exhibits and Financial Statement Schedules
a.Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
Nuveen Churchill Private Capital Income Fund

Page
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	88
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and for the Period from February 8, 2022 (inception) through December 31, 2022	90
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2024, 2023, and for the Period from February 8, 2022 (inception) through December 31, 2022	91
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and for the Period from February 8, 2022 (inception) through December 31, 2022	92
Consolidated Schedules of Investments as of December 31, 2024 and 2023	94
Notes to Consolidated Financial Statements	129
b.Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission.

3.1	Sixth Amended and Restated Declaration of Trust of the Registrant(11)
3.2	Third Amended and Restated Bylaws of the Registrant(6)
4.1	Form of Subscription Agreement(7)
4.2	Distribution Reinvestment Plan(1)
4.3	Description of Securities(5)
10.1	Investment Advisory Agreement, dated as of May 28, 2024, by and between Nuveen Churchill Private Capital Income Fund and Churchill PCIF Advisor LLC(8)
10.2	Amendment No. 1 to the Management and Incentive Fee Waiver Agreement, dated as of November 27, 2024, by and between Nuveen Churchill Private Capital Income Fund and Churchill PCIF Advisor LLC(12)
10.3	Investment Sub-Advisory Agreement, dated as of May 28, 2024, by and between Churchill PCIF Advisor LLC and Churchill Asset Management LLC(8)
10.4	Investment Sub-Advisory Agreement, dated as of May 28, 2024, by and between Churchill PCIF Advisor LLC, Churchill Asset Management LLC, and Nuveen Asset Management, LLC(8)
10.5	Intermediary Manager Agreement by and between Nuveen Churchill Private Capital Income Fund and Nuveen Securities, LLC(2)
10.6	Form of Participating Dealer Agreement (included as Exhibit A to the Intermediary Manager Agreement attached hereto as Exhibit 10.5)
10.7	Distribution and Shareholder Servicing Plan of Nuveen Churchill Private Capital Income Fund(1)
10.8	Custody Agreement by and between Nuveen Churchill Private Capital Income Fund and U.S. Bank Trust Company, National Association(1)
10.9	Administration Agreement between Nuveen Churchill Private Capital Income Fund and Nuveen Churchill Administration LLC(1)
10.10	Amendment No. 1, dated as of January 10, 2023, to the Administration Agreement between Nuveen Churchill Private Capital Income Fund and Nuveen Churchill Administration LLC(4)
10.11
Amendment No. 2, dated as of October 31, 2024, to the Administration Agreement between Nuveen Churchill Private Capital Income Fund and Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC)(11)

10.12	Form of Escrow Agreement by and among Nuveen Churchill Private Capital Income Fund, Nuveen Securities, LLC, and UMB Bank, N.A.(2)
10.13	Services Agreement between Nuveen Churchill Private Capital Income Fund and DST Systems, Inc.(1)
10.14	Expense Support and Conditional Reimbursement Agreement by and between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC(1)
10.15
Credit Agreement, dated April 19, 2022, among NCPIF SPV I LLC, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Nuveen Churchill Private Capital Income Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, U.S. Bank National Association, as a collateral custodian, and Bank of America, N.A., as sole lead arranger and sole book manager(1)

10.16
Amendment No. 1 to Credit Agreement, dated as of October 4, 2022, by and among NCPIF SPV I LLC, as the borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Nuveen Churchill Private Capital Income Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator and U.S. Bank National Association, as collateral custodian(3)

10.17
Amendment No. 3 to the Credit Agreement, dated as of July 16, 2024, by and among Churchill NCPCIF CLO-I LLC, as the borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and Nuveen Churchill Private Capital Income Fund, as servicer(9)

10.18
Joinder Agreement, dated as of July 16, 2024, to that certain Credit Agreement, dated as of April 19, 2022 (as amended from time to time) among NCPCIF SPV II, LLC and Bank of America, N.A., as administrative agent(9)

10.19
Amendment No. 4 to the Credit Agreement, dated as of September 19, 2024, by and among NCPCIF SPV II, LLC, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and Nuveen Churchill Private Capital Income Fund, as servicer(10)

10.20
Amendment No. 5 to the Credit Agreement, dated as of February 6, 2025, by and among NCPCIF SPV II, LLC as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Nuveen Churchill Private Capital Income Fund, as servicer, U.S. Bank Trust Company, N.A., as collateral administrator, and U.S. Bank, N.A., as collateral custodian(14)

10.21	Multi-Class Plan(1)
10.22	Purchase and Sale Agreement, dated as of July 16, 2024, by and between Nuveen Churchill Private Capital Income Fund, as seller, and NCPCIF SPV II, LLC,a as purchaser(9)
10.23	Indenture and Security Agreement, dated as of July 16, 2024, by and between Churchill NCPCIF CLO-I LLC, as issuer, and Nuveen Churchill Private Capital Income Fund, as collateral manager(9)
10.24
Class A-L Loan Agreement, dated as of July 16, 2024, by and among Churchill NCPCIF CLO-I LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the Indenture and Security Agreement, and each of the Class A-L lenders party thereto(9)

10.25	Collateral Management Agreement, dated as of July 16, 2024, by and between Churchill NCPCIF CLO-I LLC, as issuer, and Nuveen Churchill Private Capital Income Fund, as collateral manager(9)
10.26
Amendment No. 2 to the Credit Agreement, dated as of February 4, 2025, by and among NCPCIF SPV IV, LLC, as borrower, Nuveen Churchill Private Capital Income Fund, as servicer, the lenders party thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, N.A., as collateral agent and collateral administrator, and U.S. Bank, N.A., as custodian(13)

14.1	Independent Director Code of Ethics of Nuveen Churchill Private Capital Income Fund*
14.2	Code of Ethics of Nuveen, LLC*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith
(1)Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-262771) filed on June 6, 2022.
(2)Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-262771) filed on July 8, 2022.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 6, 2022.
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 13, 2023.
(5)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 9, 2023.
(6)Incorporated by reference to the Registrant’s Current Report on 8-K filed on May 1, 2023.
(7)Incorporated by reference to the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-262771) filed on April 29, 2024.
(8)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 3, 2024.

(9)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 19, 2024.
(10)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 25, 2024.
(11)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 5, 2024.
(12)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 2, 2024.
(13)Incorporated by reference to the Registrant’s Current Report No. 1 on Form 8-K filed on February 7, 2025.
(14)Incorporated by reference to the Registrant’s Current Report No. 2 on Form 8-K filed on February 7, 2025.

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

Dated: March 4, 2025

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Kencel	Chief Executive Officer, President, Trustee, and Chairman	March 4, 2025
Kenneth Kencel

/s/ Shaul Vichness	Chief Financial Officer and Treasurer	March 4, 2025
Shaul Vichness

/s/ William Huffman	Trustee	March 4, 2025
William Huffman

/s/ Stephen Potter	Trustee	March 4, 2025
Stephen Potter

/s/ James Ritchie	Trustee	March 4, 2025
James Ritchie

/s/ Dee Dee Sklar	Trustee	March 4, 2025
Dee Dee Sklar

/s/ Sarah Smith	Trustee	March 4, 2025
Sarah Smith