Form 10-Q
period 2025-03-31
Nuveen Churchill Private Capital Income Fund
filed 2025-05-09
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 38,111,798 Class I shares, 888,223 Class D shares, and 1,001,043 Class S shares as of May 9, 2025.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on our current expectations and estimates, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the impact of increased competition;
•an economic downturn or recession and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us;
•the impact of interest rate volatility on our business, our financial condition and our portfolio companies;
•the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;
•the level of inflation and its impact on our portfolio companies and on the industries in which we invest;
•the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policies and its impact on our portfolio companies and the global economy;
•the impact of geopolitical conditions, including the conflict between Ukraine and Russia and in the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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
•the ability of the Advisers to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Advisers or their respective affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) for U.S. federal income tax purposes and operate as a business development company (“BDC”);
•the impact of future legislation and regulation on our business and our portfolio companies; and
•our ability to successfully invest capital raised in our offering.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as otherwise provided by law.

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $1,842,488 and $1,687,681, respectively)	$1,825,985	$1,681,609
Cash and cash equivalents	68,940	66,944
Interest receivable	12,224	10,794
Due from affiliate for expense support (See Note 5)	2,641	3,624
Receivable for investments sold	750	13,454
Deferred offering costs	46	67
Prepaid expenses	23	44
Other assets	52	—
Total assets	$1,910,661	$1,776,536

Liabilities
Secured borrowings (net of $6,472 and $3,853 deferred financing costs, respectively) (See Note 6)	$936,528	$905,647
Management fees payable	801	745
Distributions payable	7,417	7,329
Payable for investments purchased	35,242	12,061
Interest payable	8,637	15,671
Due to affiliate for expense support (See Note 5)	2,641	3,624
Payable for share repurchases	6,100	2,006
Board of Trustees' fees payable	125	325
Offering costs payable	75	75
Accounts payable and accrued expenses	3,030	2,913
Total liabilities	$1,000,596	$950,396

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 940,627 and 749,491 Class S shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$9	$7
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 861,696 and 814,351 Class D shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	9	8
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 35,134,307 and 31,750,143 Class I shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	351	318
Paid-in-capital in excess of par value	914,690	824,944
Total distributable earnings (loss)	(4,994)	863
Total net assets	$910,065	$826,140

Total liabilities and net assets	$1,910,661	$1,776,536

The accompanying notes are an integral part of these consolidated financial statements.

	March 31, 2025	December 31, 2024
Net Asset Value per Share
Class S Shares:
Net assets	$23,121	$18,546
Net asset value per share	$24.58	$24.74
Class D Shares:
Net assets	$21,226	$20,188
Net asset value per share	$24.63	$24.79
Class I Shares:
Net assets	$865,718	$787,406
Net asset value per share	$24.64	$24.80
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$40,913	$14,971
Payment-in-kind interest income	1,544	872
Dividend income	—	49
Other income	176	163
Total investment income	42,633	16,055

Expenses:
Interest and debt financing expenses	14,240	3,026
Professional fees	480	96
Management fees (Note 5)	1,602	689
Income based incentive fees (Note 5)	3,876	1,755
Board of Trustees’ fees	131	125
Administration fees (See Note 5)	429	166
Other general and administrative expenses	410	178
Distribution and shareholder servicing fees
Class S	46	14
Class D	10	4
Offering costs	187	172
Total expenses	21,411	6,225
Expense support (See Note 5)	(162)	(195)
Management fees waived (Note 5)	(801)	(689)
Incentive fees waived (Note 5)	(3,876)	(1,755)
Net expenses	16,572	3,586
Net investment income (loss)	26,061	12,469

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	212	53
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(10,431)	(2,338)
Income tax (provision) benefit	6	(71)
Total net change in unrealized gain (loss)	(10,425)	(2,409)
Total net realized and unrealized gain (loss) on investments	(10,213)	(2,356)

Net increase (decrease) in net assets resulting from operations	$15,848	$10,113

The accompanying notes are an integral part of these consolidated financial statements.

Per share data:
Net investment income (loss) per share - Class S common share	$0.67	$0.70
Net investment income (loss) per share - Class D common share	$0.71	$0.73
Net investment income (loss) per share - Class I common share	$0.72	$0.75
Net increase (decrease) in net assets resulting from operations per share - Class S common share	$0.39	$0.55
Net increase (decrease) in net assets resulting from operations per share - Class D common share	$0.43	$0.56
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$0.44	$0.61
Weighted average common shares outstanding - Class S common share	892,880	272,234
Weighted average common shares outstanding - Class D common share	849,066	254,640
Weighted average common shares outstanding - Class I common share	34,528,300	16,053,500
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$26,061	$12,469
Net realized gain (loss) on investments	212	53
Net change in unrealized appreciation (depreciation) on investments	(10,425)	(2,409)
Net increase (decrease) in net assets resulting from operations	15,848	10,113
Shareholder Distributions:
Class S	(490)	(190)
Class D	(497)	(187)
Class I	(20,718)	(12,022)
Net increase (decrease) in net assets resulting from shareholder distributions	(21,705)	(12,399)
Capital share transactions:
Class S:
Issuance of common shares, net	4,685	4,698
Reinvestment of shareholder distributions	137	48
Share transfer between classes	(100)	(101)
Net increase (decrease) in net assets resulting from capital share transactions - Class S	4,722	4,645
Class D:
Issuance of common shares, net	1,137	6,215
Reinvestment of shareholder distributions	311	77
Share transfer between classes	(141)	—
Repurchased shares, net of early repurchase deduction	(135)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class D	1,172	6,292
Class I:
Issuance of common shares, net	80,612	111,348
Reinvestment of shareholder distributions	9,000	1,314
Share transfer between classes	241	101
Repurchased shares, net of early repurchase deduction	(5,965)	(273)
Net increase (decrease) in net assets resulting from capital share transactions - Class I	83,888	112,490
Total increase (decrease) in net assets	$83,925	$121,141
Net assets, beginning of period	$826,140	$354,831
Net assets, end of period	$910,065	$475,972

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,848	$10,113

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(216,122)	(141,229)
Proceeds from principal repayments and sales of investments	64,403	25,402
Payment-in-kind interest	(1,544)	(872)
Amortization of premium/accretion of discount, net	(1,332)	(337)
Net realized (gain) loss on investments	(212)	(53)
Net change in unrealized (appreciation) depreciation on investments	10,431	2,338
Amortization of deferred financing costs	279	43
Amortization of offering costs	21	—
Changes in operating assets and liabilities:
Due from affiliate for expense support	983	(31)
Receivable for investments sold	12,704	(306)
Interest receivable	(1,430)	1,031
Other assets	(52)	—
Prepaid expenses	21	(15)
Payable for investments purchased	23,181	29,058
Interest payable	(7,034)	(123)
Management fee payable	56	—
Due to affiliate for expense support	(983)	31
Board of Trustees' fees payable	(200)	(3)
Accounts payable and accrued expenses	117	(291)
Net cash provided by (used in) operating activities	(100,865)	(75,244)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	86,434	122,261
Repurchased shares, net of early repurchase deduction	(2,006)	—
Proceeds from secured borrowings	188,000	87,500
Repayments of secured borrowings	(154,500)	(120,000)
Distributions paid	(12,169)	(9,715)
Payments of deferred financing costs	(2,898)	—
Net cash provided by (used in) financing activities	102,861	80,046

Net increase (decrease) in cash and cash equivalents	1,996	4,802
Cash and cash equivalents, beginning of period	66,944	8,679
Cash and cash equivalents, end of period	$68,940	$13,481

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,995	$3,107
Cash paid during the period for excise taxes	$—	$31
Supplemental disclosure of non-cash flow financing activities:
Reinvestment of shareholder distributions	$9,448	$1,439
Payable for share repurchases	$6,100	$273
The accompanying notes are an integral part of these consolidated financial statements.

The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2025	March 31, 2024
Cash	$1,667	$6,630
Cash Equivalents	67,273	6,851
Total Cash and Cash Equivalents Shown on the Consolidated Statements of Cash Flows	$68,940	$13,481
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AIM Acquisition, LLC	(4) (7) (15)	First Lien Debt	S + 4.75%	9.28%	12/2/2027	$5,471	$5,435	$5,468	0.60%
ERA Industries, LLC (BTX Precision)	(4) (14)	First Lien Debt	S + 5.00%	9.32%	7/25/2030	1,382	1,366	1,368	0.15%
ERA Industries, LLC (BTX Precision)	(4)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	7/25/2030	791	790	784	0.09%
ERA Industries, LLC (BTX Precision)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	7/25/2030	1,042	(5)	(10)	—%
ERA Industries, LLC (BTX Precision)	(4) (6)	First Lien Debt	S + 5.00%	9.32%	7/25/2030	740	731	732	0.08%
PAG Holding Corp. (Precision Aviation Group)	(4) (6) (14) (15)	First Lien Debt	S + 4.75%	9.05%	12/21/2029	14,514	14,345	14,485	1.59%
PAG Holding Corp. (Precision Aviation Group)	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	12/21/2029	5,335	5,297	5,324	0.59%
Signia Aerospace, LLC	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 3.00%	7.32%	12/11/2031	108	—	—	—%
Signia Aerospace, LLC	(4) (6) (7)	First Lien Debt	S + 3.00%	7.32%	12/11/2031	1,299	1,297	1,296	0.14%
Turbine Engine Specialists, Inc.	(4)	Subordinated Debt	S + 9.50%	13.92%	3/1/2029	1,948	1,910	1,956	0.21%
Total Aerospace & Defense							31,166	31,403	3.45%

Automotive
Adient Global Holdings	(6) (12) (13)	First Lien Debt	S + 2.25%	6.57%	1/31/2031	2,475	2,489	2,448	0.27%
Belron Finance US LLC	(6) (12) (13)	First Lien Debt	S + 2.75%	7.05%	10/16/2031	1,317	1,314	1,317	0.14%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	1,000	(12)	(24)	—%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(4)	Subordinated Debt	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	3,338	3,260	3,258	0.36%
Driven Holdings LLC	(6) (12) (13)	First Lien Debt	S + 3.00%	7.44%	12/17/2028	2,433	2,432	2,432	0.27%
Mitchell International Inc.	(6) (12)	First Lien Debt	S + 3.25%	7.57%	6/17/2031	5,453	5,429	5,395	0.59%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(4) (7) (14) (15)	First Lien Debt	S + 5.00%	9.29%	11/1/2029	12,072	11,938	11,918	1.31%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(4) (6) (7) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	11/1/2029	4,120	2,325	2,301	0.25%
Total Automotive							29,175	29,045	3.19%

Banking, Finance, Insurance, Real Estate
Alliant Holdings Intermediate, LLC	(6) (12)	First Lien Debt	S + 3.25%	7.07%	9/19/2031	4,062	4,075	4,042	0.44%
Ascend Partner Services LLC	(4) (6)	First Lien Debt	S + 4.50%	8.75%	8/11/2031	7,339	7,273	7,360	0.81%
Ascend Partner Services LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.75%	8/11/2031	12,642	3,510	3,601	0.40%
Asurion, LLC (fka Asurion Corporation)	(6) (12)	First Lien Debt	S + 3.25%	7.69%	12/23/2026	1,501	1,499	1,499	0.16%
Big Apple Advisory, LLC	(4) (11)	Revolving Loan	S + 4.50%	8.79%	11/18/2031	1,740	(16)	(17)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Big Apple Advisory, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.79%	11/18/2031	$4,305	$(20)	$(43)	—%
Big Apple Advisory, LLC	(4) (6)	First Lien Debt	S + 4.50%	8.79%	11/18/2031	8,955	8,870	8,866	0.97%
Broadstreet Partners, Inc.	(6) (12)	First Lien Debt	S + 3.00%	7.32%	6/13/2031	2,978	2,991	2,955	0.32%
Cohen Advisory, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	12/31/2031	4,265	172	160	0.02%
Cohen Advisory, LLC	(4) (6)	First Lien Debt	S + 4.50%	8.80%	12/31/2031	7,658	7,586	7,600	0.84%
Cohnreznick Advisory LLC	(4) (6) (11) (15)	First Lien Debt (Delayed Draw)	S + 4.00%	8.30%	3/31/2032	2,350	(12)	(12)	—%
Cohnreznick Advisory LLC	(4) (6) (15)	First Lien Debt	S + 4.00%	8.30%	3/31/2032	10,150	10,100	10,100	1.11%
Patriot Growth Insurance Services, LLC	(4) (6) (7) (14) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.45%	10/16/2028	7,869	7,820	7,869	0.86%
Ryan Specialty Group, LLC	(6) (12) (13)	First Lien Debt	S + 2.25%	6.57%	9/15/2031	4,434	4,454	4,429	0.49%
Sedgwick Claims Management Services, Inc.	(6) (12)	First Lien Debt	S + 3.00%	7.31%	7/31/2031	2,239	2,234	2,234	0.25%
Smith & Howard Advisory LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	11/26/2030	2,078	977	962	0.11%
Smith & Howard Advisory LLC	(4) (6)	First Lien Debt	S + 4.75%	9.07%	11/26/2030	2,577	2,553	2,552	0.28%
Truist Insurance Holdings LLC	(6) (12)	First Lien Debt	S + 2.75%	7.05%	5/6/2031	1,494	1,499	1,486	0.16%
Vensure Employer Services, Inc.	(4) (6) (7) (14)	First Lien Debt	S + 5.00%	9.30%	9/27/2031	13,341	13,228	13,263	1.46%
Vensure Employer Services, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	9/27/2031	2,626	(12)	(15)	—%
Total Banking, Finance, Insurance, Real Estate							78,781	78,891	8.68%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(4) (6) (14)	First Lien Debt	S + 5.00%	9.32%	9/10/2030	14,364	14,235	14,232	1.57%
AmerCareRoyal, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	9/10/2030	3,307	—	(30)	—%
AmerCareRoyal, LLC	(4)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	9/10/2030	2,288	2,278	2,267	0.25%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (12)	First Lien Debt	S + 4.00%	8.44%	6/9/2028	4,876	4,771	4,771	0.52%
Commercial Bakeries Corp.	(4) (10) (13) (14) (15)	First Lien Debt	S + 5.50%	9.80%	9/25/2029	9,166	9,046	9,060	1.00%
Commercial Bakeries Corp.	(4) (6) (10) (13) (14)	First Lien Debt	S + 5.50%	9.82%	9/25/2029	1,785	1,773	1,764	0.19%
FoodScience, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97%	11/14/2031	5,588	(13)	(12)	—%
FoodScience, LLC	(4) (6)	First Lien Debt	S + 4.75%	8.97%	11/14/2031	5,225	5,177	5,214	0.57%
Fortune International, LLC	(4) (6) (14)	First Lien Debt	S + 5.00%	9.40%	7/17/2027	6,785	6,770	6,767	0.75%
IF&P Holding Company, LLC (Fresh Edge)	(4) (6)	Subordinated Debt	S + 4.50%	8.90% (Cash) 5.13% (PIK)	4/3/2029	3,166	3,113	3,081	0.34%
Palmetto Acquisitionco, Inc. (Tech24)	(4) (14)	First Lien Debt	S + 5.75%	10.05%	9/18/2029	3,306	3,261	3,230	0.35%
Palmetto Acquisitionco, Inc. (Tech24)	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	9/18/2029	1,210	776	751	0.08%
Refresco (Pegasus Bidco BV)	(6) (10) (12) (13)	First Lien Debt	S + 3.25%	7.57%	7/12/2029	2,748	2,759	2,748	0.30%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Refresh Buyer, LLC (Sunny Sky Products)	(4) (14) (15)	First Lien Debt	S + 4.75%	9.05%	12/23/2028	$5,093	$5,054	$5,036	0.55%
Refresh Buyer, LLC (Sunny Sky Products)	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	12/23/2028	1,289	1,283	1,275	0.14%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (7) (14) (15)	First Lien Debt	S + 5.25%	9.50%	10/2/2030	7,030	6,951	7,030	0.77%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	10/2/2030	4,348	(19)	—	—%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (6) (7) (14) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	10/2/2030	2,405	2,395	2,405	0.26%
SW Ingredients Holdings, LLC (Spice World)	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2028	10,309	10,309	10,309	1.14%
Watermill Express, LLC	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.70%	7/5/2029	120	120	120	0.01%
Watermill Express, LLC	(4) (7) (15)	First Lien Debt	S + 5.25%	9.70%	7/5/2029	1,241	1,241	1,241	0.14%
Total Beverage, Food & Tobacco							81,280	81,259	8.93%

Capital Equipment
Clean Solutions Buyer, Inc.	(4) (6)	First Lien Debt	S + 4.50%	8.82%	9/9/2030	8,713	8,635	8,633	0.95%
Engineered Fastener Company, LLC (EFC International)	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,530	2,481	2,528	0.28%
FirstCall Mechanical Group, LLC	(4) (6) (14)	First Lien Debt	S + 4.75%	9.05%	6/27/2030	9,925	9,838	9,834	1.08%
FirstCall Mechanical Group, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	6/27/2030	19,961	9,142	8,977	0.99%
Hayward Industries, Inc.	(6) (12) (13)	First Lien Debt	S + 2.75%	6.94%	5/30/2028	4,200	4,209	4,195	0.46%
Hyperion Materials & Technologies, Inc.	(4) (14)	First Lien Debt	S + 4.50%	9.01%	8/30/2028	2,316	2,315	2,244	0.25%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(4) (6) (14) (15)	First Lien Debt	S + 5.50%	9.82%	4/9/2030	10,870	10,732	10,616	1.17%
Johnson Controls Inc (aka Power Solutions)	(6) (12) (13)	First Lien Debt	S + 2.75%	7.07%	1/14/2032	500	500	493	0.05%
Johnson Controls Inc (aka Power Solutions)	(6) (12) (13)	First Lien Debt	S + 2.50%	6.82%	5/6/2030	995	996	983	0.11%
Johnstone Supply	(6) (12)	First Lien Debt	S + 2.50%	6.82%	6/9/2031	1,468	1,472	1,458	0.16%
Madison Safety & Flow LLC	(6) (12)	First Lien Debt	S + 2.75%	7.07%	9/26/2031	537	536	537	0.06%
Motion & Control Enterprises LLC	(4) (6) (14)	First Lien Debt	S + 6.00%	10.32%	6/1/2028	1,576	1,563	1,572	0.17%
Motion & Control Enterprises LLC	(4) (6)	First Lien Debt	S + 6.00%	10.32%	6/1/2028	1,683	1,670	1,678	0.18%
Motion & Control Enterprises LLC	(4) (14)	First Lien Debt (Delayed Draw)	S + 6.00%	10.32%	6/1/2028	4,339	4,337	4,326	0.48%
Motion & Control Enterprises LLC	(4)	First Lien Debt (Delayed Draw)	S + 6.00%	10.32%	6/1/2028	12,205	12,205	12,170	1.33%
Ovation Holdings, Inc	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	2/4/2030	6,974	3,650	3,708	0.41%
Ovation Holdings, Inc	(4) (6)	First Lien Debt	S + 5.00%	9.29%	2/4/2030	836	828	835	0.09%
Ovation Holdings, Inc	(4) (14) (15)	First Lien Debt	S + 5.00%	9.29%	2/4/2030	13,469	13,420	13,456	1.48%
Ovation Holdings, Inc	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.29%	2/4/2030	3,091	3,084	3,088	0.34%
PT Intermediate Holdings III, LLC	(4) (7) (11) (15)	First Lien Debt (Delayed Draw)	S + 3.25%	7.55% (Cash) 1.75% (PIK)	4/9/2030	196	1	(1)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

PT Intermediate Holdings III, LLC	(4) (7) (15)	First Lien Debt	S + 3.25%	7.55% (Cash) 1.75% (PIK)	4/9/2030	$3,651	$3,665	$3,633	0.40%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(4) (6) (14) (15)	First Lien Debt	S + 5.25%	9.72%	4/4/2029	9,295	9,215	9,231	1.01%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.78%	4/4/2029	2,328	2,314	2,312	0.25%
Service Logic Acquisition, Inc.	(4) (6) (7) (15)	First Lien Debt	S + 3.00%	7.32%	10/29/2027	11,630	11,630	11,658	1.28%
Southern Air & Heat Holdings, LLC	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	9.30%	10/1/2027	1,365	1,354	1,361	0.15%
Southern Air & Heat Holdings, LLC	(4) (15)	First Lien Debt	S + 4.75%	9.20%	10/1/2027	1,308	1,297	1,305	0.14%
Thermostat Purchaser III, Inc.	(4) (7) (14)	First Lien Debt	S + 4.25%	8.55%	8/31/2028	4,545	4,544	4,551	0.50%
Thermostat Purchaser III, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.25%	8.55%	8/31/2028	2,003	—	3	—%
Vessco Midco Holdings, LLC	(4) (6) (7) (14)	First Lien Debt	S + 4.75%	9.05%	7/24/2031	13,706	13,579	13,575	1.49%
Vessco Midco Holdings, LLC	(4) (7) (11)	Revolving Loan	S + 4.75%	9.07%	7/24/2031	1,726	(16)	(16)	—%
Vessco Midco Holdings, LLC	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.06%	7/24/2031	4,569	1,183	1,160	0.13%
Total Capital Equipment							140,379	140,103	15.39%

Chemicals, Plastics, & Rubber
Akzo Nobel Speciality (aka Starfruit US Holdco LLC)	(6) (12) (13)	First Lien Debt	S + 3.25%	7.55%	4/3/2028	3,724	3,743	3,721	0.41%
Anchor Packaging	(6) (12)	First Lien Debt	S + 3.25%	7.57%	7/18/2029	3,723	3,725	3,725	0.41%
Austin Powder (A-AP Buyer Inc)	(6) (12)	First Lien Debt	S + 2.50%	7.07%	9/9/2031	499	498	498	0.05%
Chroma Color Corporation	(4) (14) (15)	First Lien Debt	S + 4.25%	8.54%	4/23/2029	6,368	6,312	6,323	0.70%
Chroma Color Corporation	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	8.55%	4/23/2029	1,405	1,396	1,396	0.15%
Ineos Composites (Fortis 333 Inc)	(6) (12)	First Lien Debt	S + 3.50%	7.80%	2/6/2032	1,100	1,097	1,095	0.12%
Ineos US Finance LLC	(6) (10) (12) (13)	First Lien Debt	S + 3.00%	7.32%	2/7/2031	2,020	2,016	1,936	0.21%
Ineos US Finance LLC	(6) (10) (12) (13)	First Lien Debt	S + 3.25%	7.57%	2/18/2030	2,209	2,220	2,128	0.23%
INEOS US Petrochem LLC	(6) (12)	First Lien Debt	S + 4.25%	8.57%	10/1/2031	915	907	860	0.09%
INEOS US Petrochem LLC	(6) (12)	First Lien Debt	S + 4.25%	8.67%	4/2/2029	865	865	833	0.09%
Tangent Technologies Acquisition, LLC	(4) (15)	First Lien Debt	S + 4.75%	9.31%	11/30/2027	12,313	12,253	12,124	1.34%
TJC Spartech Acquisition Corp.	(4) (6) (7) (16)	First Lien Debt	S + 4.75%	9.04%	5/6/2028	3,879	3,879	1,272	0.14%
Tronox Limited	(6) (12) (13)	First Lien Debt	S + 2.25%	6.60%	4/4/2029	3,345	3,354	3,265	0.36%
Univar Solutions USA Inc.	(6) (12)	First Lien Debt	S + 2.75%	7.07%	8/1/2030	1,882	1,892	1,866	0.21%
USALCO	(6) (12)	First Lien Debt	S + 4.00%	8.30%	9/30/2031	1,266	1,260	1,268	0.14%
USALCO	(6) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.00%	8.30%	9/30/2031	131	—	—	—%
Total Chemicals, Plastics, & Rubber							45,417	42,310	4.65%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Construction & Building
APi Group DE Inc.	(6) (12) (13)	First Lien Debt	S + 1.75%	6.07%	1/3/2029	$1,672	$1,672	$1,669	0.18%
Cobalt Service Partners, LLC	(4) (6) (7) (14)	First Lien Debt	S + 4.75%	9.05%	10/13/2031	7,342	7,273	7,272	0.80%
Cobalt Service Partners, LLC	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	10/13/2031	12,658	2,906	2,844	0.31%
Gannett Fleming, Inc.	(4) (6) (7)	First Lien Debt	S + 4.75%	9.04%	8/5/2030	17,779	17,538	17,610	1.94%
Gannett Fleming, Inc.	(4) (7) (11)	Revolving Loan	S + 4.75%	9.07%	8/5/2030	2,131	(29)	(20)	—%
Gulfside Supply	(6) (12)	First Lien Debt	S + 3.00%	7.30%	6/17/2031	1,076	1,074	1,068	0.12%
Heartland Paving Partners, LLC	(4) (6) (14)	First Lien Debt	S + 4.50%	8.72%	8/9/2030	8,529	8,451	8,450	0.93%
Heartland Paving Partners, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.81%	8/9/2030	5,714	(13)	(53)	(0.01)%
Heartland Paving Partners, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.81%	8/9/2030	5,714	2,273	2,233	0.25%
Hyphen Solutions, LLC	(4) (6) (7) (15)	First Lien Debt	S + 5.50%	9.92%	10/27/2026	15,874	15,855	15,874	1.74%
ICE USA Infrastructure, Inc.	(4) (6) (14) (15)	First Lien Debt	S + 5.75%	10.05%	3/15/2030	9,029	8,953	8,950	0.98%
ICE USA Infrastructure, Inc.	(4) (6)	First Lien Debt	S + 5.75%	10.05%	3/15/2030	1,614	1,600	1,600	0.18%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	12/15/2027	1,344	1,344	1,338	0.15%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(4) (7) (15)	First Lien Debt	S + 5.00%	9.30%	12/15/2027	2,545	2,545	2,533	0.28%
MEI Buyer LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	6/29/2029	1,855	—	—	—%
MEI Buyer LLC	(4) (14) (15)	First Lien Debt	S + 5.00%	9.32%	6/29/2029	10,222	10,174	10,223	1.12%
MEI Buyer LLC	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	6/29/2029	1,635	1,633	1,635	0.18%
Quikrete Holdings, Inc.	(6) (12)	First Lien Debt	S + 2.25%	6.57%	2/10/2032	1,074	1,071	1,063	0.12%
Quikrete Holdings, Inc.	(6) (12)	First Lien Debt	S + 2.25%	6.57%	3/19/2029	1,477	1,479	1,465	0.16%
Rose Paving, LLC	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	146	(1)	(2)	—%
Rose Paving, LLC	(4)	Subordinated Debt	N/A	12.00%	5/7/2030	2,253	2,228	2,230	0.25%
SCIC Buyer, Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	3/14/2031	2,745	(7)	(27)	—%
SCIC Buyer, Inc.	(4) (6) (15)	First Lien Debt	S + 5.00%	9.30%	3/14/2031	13,093	12,962	12,964	1.42%
SPI LLC	(4) (6) (7)	First Lien Debt	S + 4.50%	8.95%	12/21/2027	3,613	3,596	3,644	0.40%
SPI LLC	(4) (6) (7) (14)	First Lien Debt	S + 4.50%	8.95%	12/21/2027	6,790	6,737	6,847	0.75%
Thyssenkrupp Elevator (Vertical US Newco Inc)	(6) (12) (13)	First Lien Debt	S + 3.00%	7.74%	4/30/2030	3,960	3,985	3,954	0.43%
Touchdown Acquirer Inc. (Tencate)	(6) (7) (12) (14) (15)	First Lien Debt	S + 2.75%	7.08%	2/21/2031	9,827	9,829	9,722	1.07%
Vertex Service Partners, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 6.00%	10.30%	11/8/2030	8,949	1,714	1,673	0.18%
Vertex Service Partners, LLC	(4) (14) (15)	First Lien Debt	S + 6.00%	10.30%	11/8/2030	3,174	3,146	3,206	0.35%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Vertex Service Partners, LLC	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	10.30%	11/8/2030	$5,723	$5,698	$5,780	0.64%
WSB Engineering Holdings Inc.	(4) (14) (15)	First Lien Debt	S + 6.00%	10.31%	8/31/2029	4,162	4,114	4,148	0.46%
WSB Engineering Holdings Inc.	(4) (6) (11) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	10.29%	8/31/2029	2,751	2,392	2,409	0.26%
Total Construction & Building							142,192	142,302	15.64%

Consumer Goods: Durable
Callaway Golf Company	(6) (12) (13)	First Lien Debt	S + 3.00%	7.32%	3/15/2030	1,399	1,400	1,327	0.15%
Culligan (AKA Osmosis Debt Merger Sub Inc)	(6) (12)	First Lien Debt	S + 3.00%	7.32%	7/31/2028	2,985	3,000	2,961	0.33%
DRS Holdings III, Inc.	(4) (7) (15)	First Lien Debt	S + 5.25%	9.55%	11/1/2028	2,651	2,651	2,638	0.29%
MITER Brands (MIWD Holdco II LLC)	(6) (12)	First Lien Debt	S + 3.00%	7.32%	3/28/2031	3,474	3,494	3,420	0.38%
Momentum Textiles, LLC	(4)	Subordinated Debt	N/A	8.00% (Cash) 5.50% (PIK)	3/28/2029	5,000	4,913	4,913	0.53%
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7)	First Lien Debt	S + 5.00%	9.45% (Cash) 1.00% (PIK)	11/2/2026	6,614	6,582	6,127	0.66%
SRAM LLC	(6) (12)	First Lien Debt	S + 2.25%	6.57%	2/27/2032	3,635	3,644	3,610	0.40%
XpressMyself.com LLC (SmartSign)	(4) (14)	First Lien Debt	S + 5.50%	9.89%	9/7/2028	1,999	1,988	1,999	0.22%
XpressMyself.com LLC (SmartSign)	(4) (14)	First Lien Debt	S + 5.75%	10.14%	9/7/2028	1,512	1,491	1,512	0.17%
Total Consumer Goods: Durable							29,163	28,507	3.13%

Consumer Goods: Non-Durable
Gloves Buyer, Inc. (PIP)	(4) (6) (14) (15)	First Lien Debt	S + 4.00%	8.44%	12/29/2027	7,154	7,142	7,154	0.79%
Image International Intermediate Holdco II, LLC	(4) (7) (15)	First Lien Debt	S + 5.50%	9.94%	7/10/2025	7,556	7,460	7,292	0.80%
Image International Intermediate Holdco II, LLC	(4) (6) (7) (15)	First Lien Debt	S + 5.50%	9.94%	7/10/2025	10,655	10,598	10,283	1.13%
KL Bronco Acquisition, Inc. (Elevation Labs)	(4) (6) (15)	First Lien Debt	S + 5.25%	9.64%	6/30/2028	4,986	4,974	4,986	0.55%
KL Bronco Acquisition, Inc. (Elevation Labs)	(4) (6) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	6/30/2028	2,432	720	725	0.08%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	1/8/2030	4,397	(10)	36	—%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (14) (15)	First Lien Debt	S + 5.00%	9.30%	1/8/2030	11,964	12,015	12,062	1.32%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	1/8/2030	2,899	2,919	2,923	0.32%
Perrigo Investments	(6) (10) (12) (13)	First Lien Debt	S + 2.00%	6.32%	4/20/2029	1,413	1,413	1,413	0.16%
Revision Buyer LLC (Revision Skincare)	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,304	10,178	10,248	1.13%
Ultima Health Holdings, Inc.	(4)	Subordinated Debt	N/A	12.50%	3/12/2029	1,351	1,333	1,351	0.15%
Total Consumer Goods: Non-Durable							58,742	58,473	6.43%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Containers, Packaging & Glass
Novolex (Clydesdale Acquisition Holdings Inc)	(6) (12)	First Lien Debt	S + 3.25%	7.50%	4/13/2029	$1,656	$1,666	$1,650	0.18%
Oliver Packaging, LLC	(4)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	1,350	1,335	1,258	0.14%
Oliver Packaging, LLC	(4)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	251	246	245	0.03%
Online Labels Group, LLC	(4) (14) (15)	First Lien Debt	S + 5.25%	9.55%	12/19/2029	3,140	3,132	3,140	0.35%
Online Labels Group, LLC	(4) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	12/19/2029	543	272	272	0.03%
Online Labels Group, LLC	(4) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	12/19/2029	227	—	—	—%
PG Buyer, LLC (Pacur)	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,373	8,373	8,373	0.91%
ProAmpac PG Borrower LLC	(4) (7) (14)	First Lien Debt	S + 4.00%	8.31%	9/15/2028	3,950	3,950	3,926	0.43%
Total Containers, Packaging & Glass							18,974	18,864	2.07%

Energy: Electricity
Covanta Energy Corp	(6) (12)	First Lien Debt	S + 2.25%	6.57%	11/30/2028	687	685	686	0.08%
Covanta Energy Corp	(6) (12)	First Lien Debt	S + 2.25%	6.57%	11/30/2028	53	53	53	0.01%
Matador US Buyer, LLC (Insulation Technology Group)	(4) (6) (10) (13) (14)	First Lien Debt	S + 5.00%	9.32%	6/25/2030	19,708	19,535	19,512	2.14%
Matador US Buyer, LLC (Insulation Technology Group)	(4) (10) (11) (13)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	6/25/2030	5,213	4,965	4,913	0.54%
Tinicum Voltage Acquisition Corp.	(4) (15)	First Lien Debt	S + 4.75%	9.21%	12/15/2028	6,796	6,635	6,670	0.73%
Total Energy: Electricity							31,873	31,834	3.50%

Energy: Oil & Gas
Allredi, LLC (Abrasive Products and Equipment)	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	933	933	757	0.08%
Allredi, LLC (Abrasive Products and Equipment)	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	12,028	11,787	9,753	1.07%
Total Energy: Oil & Gas							12,720	10,510	1.15%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(4) (6) (14) (15)	First Lien Debt	S + 5.00%	9.30%	3/27/2030	8,668	8,594	8,592	0.94%
CLS Management Services, LLC (Contract Land Staff)	(4) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	3/27/2030	3,485	3,473	3,454	0.38%
CLS Management Services, LLC (Contract Land Staff)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	3/27/2030	4,418	(10)	(39)	—%
Impact Parent Corporation (Impact Environmental Group)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	283	36	35	—%
Impact Parent Corporation (Impact Environmental Group)	(4) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	3,152	3,157	3,131	0.34%
Impact Parent Corporation (Impact Environmental Group)	(4) (15)	First Lien Debt	S + 5.25%	9.65%	3/23/2029	10,331	10,347	10,261	1.13%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Impact Parent Corporation (Impact Environmental Group)	(4) (14)	First Lien Debt	S + 5.25%	9.65%	3/23/2029	$2,050	$2,019	$2,036	0.22%
Impact Parent Corporation (Impact Environmental Group)	(4) (14)	First Lien Debt	S + 5.25%	9.65%	3/23/2029	420	414	417	0.05%
Impact Parent Corporation (Impact Environmental Group)	(4) (14) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	2,011	2,009	1,998	0.22%
Impact Parent Corporation (Impact Environmental Group)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	1,704	1,698	1,692	0.19%
NFM & J, L.P. (The Facilities Group)	(4) (7) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	10.16%	11/30/2027	1,547	163	164	0.02%
NFM & J, L.P. (The Facilities Group)	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	10.16%	11/30/2027	1,956	1,945	1,945	0.21%
NFM & J, L.P. (The Facilities Group)	(4) (7) (15)	First Lien Debt	S + 5.75%	10.13%	11/30/2027	2,748	2,732	2,733	0.30%
NFM & J, L.P. (The Facilities Group)	(4) (7) (15)	First Lien Debt	S + 5.75%	10.09%	11/30/2027	1,924	1,913	1,914	0.21%
North Haven Stack Buyer, LLC	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	7/16/2027	657	657	660	0.07%
North Haven Stack Buyer, LLC	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	7/16/2027	136	136	137	0.02%
North Haven Stack Buyer, LLC	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	7/16/2027	634	638	640	0.07%
North Haven Stack Buyer, LLC	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	7/16/2027	1,286	1,295	1,299	0.14%
North Haven Stack Buyer, LLC	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	7/16/2027	372	375	376	0.04%
North Haven Stack Buyer, LLC	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.56%	7/16/2027	2,047	2,060	2,068	0.23%
North Haven Stack Buyer, LLC	(4) (6) (7) (14)	First Lien Debt	S + 5.25%	9.54%	7/16/2027	6,789	6,776	6,857	0.75%
North Haven Stack Buyer, LLC	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	7/16/2027	783	784	788	0.09%
North Haven Stack Buyer, LLC	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	7/16/2027	593	593	596	0.07%
North Haven Stack Buyer, LLC	(4) (7) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	7/16/2027	2,628	274	302	0.03%
Nutrition 101 Buyer, LLC (101 Inc)	(4) (6)	First Lien Debt	S + 5.25%	9.64%	8/31/2028	806	801	754	0.08%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (6) (14)	First Lien Debt	S + 5.50%	9.80%	7/3/2029	2,335	2,313	2,327	0.26%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (14)	First Lien Debt	S + 5.50%	9.80%	7/3/2029	3,377	3,348	3,366	0.37%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.50%	9.80%	7/3/2029	19,812	—	(67)	(0.01)%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.50%	9.79%	7/3/2029	2,557	1,884	1,880	0.21%
SI Solutions, LLC	(4) (6) (14)	First Lien Debt	S + 4.75%	9.04%	8/15/2030	10,467	10,373	10,480	1.15%
SI Solutions, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	8/15/2030	4,951	(11)	6	—%
Total Environmental Industries							70,786	70,802	7.78%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (6) (14)	First Lien Debt	S + 5.00%	9.32%	7/2/2031	$13,818	$13,693	$14,095	1.55%
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	7/2/2031	2,517	762	817	0.09%
AB Centers Acquisition Corporation (Action Behavior Centers)	(4)	First Lien Debt	S + 5.00%	9.32%	7/2/2031	3,387	3,373	3,455	0.38%
ACP Maverick Holdings, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	3/18/2031	3,636	(18)	(36)	—%
ACP Maverick Holdings, Inc.	(4) (6) (7) (15)	First Lien Debt	S + 4.75%	9.05%	3/18/2031	16,364	16,201	16,202	1.78%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (7) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.82%	5/1/2030	1,063	1	5	—%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (7) (15)	First Lien Debt	S + 5.50%	9.82%	5/1/2030	4,220	4,224	4,240	0.47%
Bluebird PM Buyer, Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	2/3/2032	1,019	(2)	(10)	—%
Bluebird PM Buyer, Inc.	(4) (6)	First Lien Debt	S + 4.75%	9.05%	2/3/2032	7,474	7,404	7,403	0.81%
Bridges Consumer Healthcare Intermediate LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	12/22/2031	4,262	(21)	(42)	—%
Bridges Consumer Healthcare Intermediate LLC	(4) (6) (14)	First Lien Debt	S + 5.25%	9.47%	12/22/2031	5,126	5,078	5,075	0.56%
Bridges Consumer Healthcare Intermediate LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.49%	12/22/2031	2,439	1,940	1,927	0.21%
Coding Solutions Acquisition, Inc.	(4) (6) (7) (14)	First Lien Debt	S + 5.00%	9.32%	8/7/2031	10,834	10,767	10,803	1.19%
Coding Solutions Acquisition, Inc.	(4) (7) (11)	Revolving Loan	S + 5.00%	9.32%	8/7/2031	1,101	954	961	0.11%
Coding Solutions Acquisition, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.43%	8/7/2031	1,655	(4)	(5)	—%
Eyesouth Eye Care Holdco LLC	(4) (14) (15)	First Lien Debt	S + 5.50%	9.92%	10/5/2029	10,611	10,430	10,426	1.15%
Eyesouth Eye Care Holdco LLC	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.92%	10/5/2029	3,423	3,376	3,363	0.37%
Health Management Associates, Inc.	(4) (14) (15)	First Lien Debt	S + 6.25%	10.57%	3/30/2029	8,733	8,673	8,670	0.95%
Health Management Associates, Inc.	(4) (6) (11) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.56%	3/30/2029	1,533	1,088	1,090	0.12%
Healthspan Buyer, LLC (Thorne HealthTech)	(4) (6) (14)	First Lien Debt	S + 5.25%	9.55%	10/16/2030	5,477	5,453	5,452	0.60%
Healthspan Buyer, LLC (Thorne HealthTech)	(4) (14) (15)	First Lien Debt	S + 5.25%	9.55%	10/16/2030	12,019	11,956	11,963	1.31%
Heartland Veterinary Partners LLC	(4)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	1,072	1,064	1,071	0.12%
Heartland Veterinary Partners LLC	(4)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	5,136	5,136	5,131	0.56%
Heartland Veterinary Partners LLC	(4)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	5,362	5,362	5,356	0.59%
HMN Acquirer Corp.	(4) (14)	First Lien Debt	S + 4.75%	9.05%	11/5/2031	5,817	5,763	5,761	0.63%
HMN Acquirer Corp.	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	11/5/2031	2,144	(5)	(21)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Impact Advisors, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.06%	3/19/2032	$7,143	$(36)	$(71)	(0.01)%
Impact Advisors, LLC	(4) (6) (14) (15)	First Lien Debt	S + 4.75%	9.06%	3/19/2032	12,857	12,729	12,730	1.40%
Jazz Pharmaceuticals (AKA FINANCING LUX SARL)	(6) (10) (12) (13)	First Lien Debt	S + 2.25%	6.57%	5/5/2028	2,753	2,768	2,755	0.30%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	2/13/2032	1,858	(9)	(18)	—%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(4) (14)	First Lien Debt	S + 5.00%	9.32%	2/13/2032	5,368	5,318	5,317	0.58%
Lavie Group, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.59%	10/10/2029	651	(2)	(6)	—%
Lavie Group, Inc.	(4) (7) (15)	First Lien Debt	S + 5.25%	9.59%	10/10/2029	2,441	2,417	2,417	0.27%
Medline (AKA Mozart Borrower LP)	(6) (12)	First Lien Debt	S + 2.25%	6.57%	10/23/2028	2,744	2,747	2,742	0.30%
New You Bariatric Group, LLC (SSJA Bariatric Management LLC)	(4) (6) (16)	First Lien Debt	S + 5.25%	9.70%	4/30/2025	7,455	7,455	2,555	0.28%
Organon & Co	(6) (12) (13)	First Lien Debt	S + 2.25%	6.57%	5/19/2031	1,418	1,416	1,400	0.15%
Performance Health Holdings, Inc	(4) (6) (15)	First Lien Debt	S + 3.75%	7.95%	2/27/2032	15,000	14,850	14,854	1.63%
Promptcare Infusion Buyer, Inc.	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	10.42%	9/1/2027	317	317	317	0.03%
Promptcare Infusion Buyer, Inc.	(4) (7) (15)	First Lien Debt	S + 6.00%	10.42%	9/1/2027	2,034	2,033	2,034	0.22%
Select Medical Corporation	(6) (12) (13)	First Lien Debt	S + 2.00%	6.32%	12/3/2031	822	825	822	0.09%
Southern Veterinary Partners, LLC	(6) (7) (12) (14)	First Lien Debt	S + 3.25%	7.57%	12/4/2031	8,329	8,322	8,316	0.91%
TBRS, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.08%	11/22/2031	1,953	(9)	(19)	—%
TBRS, Inc.	(4) (7) (11)	Revolving Loan	S + 4.75%	9.08%	11/22/2030	1,243	63	63	0.01%
TBRS, Inc.	(4) (6) (7)	First Lien Debt	S + 4.75%	9.08%	11/22/2031	7,142	7,074	7,073	0.78%
Tidi Legacy Products, Inc.	(4) (7) (14) (15)	First Lien Debt	S + 5.25%	9.57%	12/19/2029	15,698	15,697	15,826	1.74%
Tidi Legacy Products, Inc.	(4) (7) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.57%	12/19/2029	4,183	10	34	—%
VMG Holdings LLC (VMG Health)	(4) (6) (14) (15)	First Lien Debt	S + 4.75%	9.05%	4/16/2030	19,900	19,726	19,721	2.17%
W2O Holdings, Inc.	(4) (6)	First Lien Debt	S + 4.75%	8.97%	6/12/2028	2,492	2,481	2,492	0.27%
W2O Holdings, Inc.	(4) (6) (14)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97%	6/12/2028	6,788	6,788	6,788	0.75%
Wellspring Pharmaceutical Corporation	(4) (14)	First Lien Debt	S + 5.00%	9.40%	8/22/2028	6,447	6,411	6,437	0.71%
Wellspring Pharmaceutical Corporation	(4)	First Lien Debt	S + 5.00%	9.40%	8/22/2028	4,003	3,967	3,997	0.44%
Wellspring Pharmaceutical Corporation	(4)	First Lien Debt (Delayed Draw)	S + 5.00%	9.40%	8/22/2028	1,862	1,853	1,859	0.20%
YI, LLC (Young Innovations)	(4) (6) (7) (14) (15)	First Lien Debt	S + 5.75%	10.05%	12/3/2029	15,808	15,678	15,602	1.71%
YI, LLC (Young Innovations)	(4) (7) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	12/3/2029	3,335	(16)	(43)	—%
Total Healthcare & Pharmaceuticals							263,521	259,146	28.48%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

High Tech Industries
Ahead DB Holdings, LLC (Ahead Data Blue LLC)	(6) (12) (14) (15)	First Lien Debt	S + 3.00%	7.30%	2/1/2031	$7,950	$7,914	$7,945	0.87%
BMC Software, Inc.	(6) (12)	First Lien Debt	S + 3.00%	7.29%	7/30/2031	5,000	4,989	4,920	0.54%
CLEARWATER ANALYTICS LLC	(6) (12) (13)	First Lien Debt	S + 2.75%	6.56%	2/10/2032	1,500	1,500	1,496	0.16%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7)	First Lien Debt	S + 5.00%	9.31%	8/2/2030	2,553	2,542	2,540	0.28%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7) (14)	First Lien Debt	S + 5.00%	9.31%	8/2/2030	14,894	14,830	14,819	1.63%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	8/2/2030	2,553	(11)	(13)	—%
Dragon Buyer, Inc. (NCR Voyix)	(6) (12)	First Lien Debt	S + 3.00%	7.30%	9/30/2031	6,983	6,952	6,939	0.76%
Eliassen Group, LLC	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	4/14/2028	229	229	228	0.03%
Eliassen Group, LLC	(4) (7) (15)	First Lien Debt	S + 5.75%	10.05%	4/14/2028	3,178	3,178	3,167	0.35%
Ensono, Inc.	(6) (12) (14)	First Lien Debt	S + 4.00%	8.44%	5/26/2028	14,923	14,870	14,726	1.62%
GS AcquisitionCo, Inc.	(4) (7) (15)	First Lien Debt	S + 5.25%	9.55%	5/25/2028	5,769	5,751	5,748	0.63%
Icon Parent I Inc. (Instructure)	(6) (7) (12)	First Lien Debt	S + 3.00%	7.32%	11/13/2031	2,000	1,991	1,987	0.22%
II-VI INCORPORATED	(6) (12) (13)	First Lien Debt	S + 2.00%	6.32%	7/2/2029	2,175	2,183	2,174	0.24%
Infobase Acquisition, Inc.	(4) (14) (15)	First Lien Debt	S + 5.50%	10.03%	6/14/2028	3,489	3,485	3,489	0.38%
Informatica LLC	(6) (12) (13)	First Lien Debt	S + 2.25%	6.57%	10/27/2028	4,444	4,462	4,448	0.49%
Javelin Buyer, Inc.	(6) (7) (12) (14)	First Lien Debt	S + 3.25%	7.56%	12/5/2031	7,000	6,991	6,976	0.77%
MKS INSTRUMENTS INC	(6) (12) (13)	First Lien Debt	S + 2.00%	6.32%	8/17/2029	3,264	3,406	3,265	0.36%
PointClickCare Technologies	(6) (10) (12) (13)	First Lien Debt	S + 3.25%	7.55%	10/11/2031	449	448	448	0.05%
Project Alpha Intermediate Holding, Inc.	(6) (7) (12)	First Lien Debt	S + 4.25%	8.56%	10/28/2030	1,000	998	999	0.11%
Quartz Holding Company (Quickbase)	(4) (6) (14) (15)	First Lien Debt	S + 3.50%	7.82%	10/2/2028	12,007	11,982	11,981	1.32%
Red Ventures, LLC (New Imagitas, Inc.)	(6) (12)	First Lien Debt	S + 2.75%	7.07%	3/3/2030	1,317	1,315	1,295	0.14%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (6) (7)	First Lien Debt	S + 4.50%	8.80%	9/30/2031	9,218	9,133	9,132	1.00%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (7) (11)	Revolving Loan	S + 4.50%	8.80%	3/31/2031	1,062	277	277	0.03%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	9/30/2031	3,187	(7)	(30)	—%
Specialist Resources Global Inc.	(4) (6)	First Lien Debt	S + 5.00%	9.32%	9/23/2027	1,321	1,312	1,321	0.15%
Specialist Resources Global Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	9/23/2027	11,790	(21)	—	—%
Specialist Resources Global Inc.	(4) (6) (14)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	9/23/2027	6,787	6,787	6,787	0.75%
Stratix Holding Corporation	(4) (15)	First Lien Debt	S + 5.50%	9.72%	9/15/2028	6,515	6,515	6,515	0.72%
UPC/Sunrise (UPC Financing Partnership)	(6) (12) (13)	First Lien Debt	S + 2.50%	6.79%	2/29/2032	1,825	1,818	1,810	0.20%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Validity, Inc.	(4) (15)	First Lien Debt	S + 5.25%	9.60%	5/29/2026	$7,320	$7,320	$7,320	0.80%
Venture Buyer, LLC (Velosio)	(4) (6) (7) (14) (15)	First Lien Debt	S + 5.25%	9.54%	3/1/2030	7,876	7,834	7,884	0.87%
Venture Buyer, LLC (Velosio)	(4) (7) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.57%	3/1/2030	1,635	—	2	—%
Worldpay (GTCR W Merger Sub LLC)	(6) (12) (13)	First Lien Debt	S + 2.00%	6.30%	1/31/2031	4,454	4,474	4,430	0.49%
Total High Tech Industries							145,447	145,025	15.96%

Hotel, Gaming & Leisure
Cinemark USA, Inc.	(6) (12) (13)	First Lien Debt	S + 3.50%	7.07%	5/24/2030	3,581	3,601	3,596	0.40%
Davidson Hotel Company LLC	(4) (6) (14)	First Lien Debt	S + 5.00%	9.32%	10/31/2031	2,790	2,764	2,765	0.30%
Davidson Hotel Company LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	10/31/2031	930	(2)	(8)	—%
Total Hotel, Gaming & Leisure							6,363	6,353	0.70%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(4) (15)	First Lien Debt	S + 5.75%	10.17%	10/23/2028	3,459	3,462	3,437	0.38%
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(6) (12)	First Lien Debt	S + 2.75%	7.07%	1/31/2031	3,720	3,729	3,674	0.40%
Viking Buyer, LLC (Vanguard Packaging LLC)	(4) (6) (14)	First Lien Debt	S + 5.25%	9.69%	8/9/2026	5,802	5,800	5,667	0.62%
VS Professional Training Acquisitionco, LLC	(4) (15)	First Lien Debt	S + 5.25%	9.57%	9/30/2026	4,292	4,292	4,292	0.47%
Total Media: Advertising, Printing & Publishing							17,283	17,070	1.87%

Media: Broadcasting & Subscription
Directv (AKA Directv Financing LLC)	(6) (12)	First Lien Debt	S + 5.00%	9.55%	8/2/2027	53	53	53	0.01%
Nexstar Broadcasting, Inc.	(6) (12) (13)	First Lien Debt	S + 2.50%	6.94%	9/18/2026	3,479	3,482	3,480	0.38%
Virgin Media Investment Holdings Limited	(6) (12) (13)	First Lien Debt	S + 3.25%	7.68%	1/31/2029	1,375	1,359	1,350	0.15%
Ziggo B.V.	(6) (12) (13)	First Lien Debt	S + 2.50%	6.93%	4/30/2028	500	492	488	0.05%
Total Media: Media: Broadcasting & Subscription							5,386	5,371	0.59%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,881	2,845	2,756	0.30%
Creative Artists Agency, LLC	(6) (12)	First Lien Debt	S + 2.75%	7.07%	10/1/2031	1,984	1,993	1,981	0.22%
Total Media: Diversified & Production							4,838	4,737	0.52%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Metals & Mining
Arsenal AIC Parent LLC(Arconic)	(6) (12)	First Lien Debt	S + 2.75%	7.07%	8/18/2030	$2,595	$2,618	$2,581	0.28%
Total Metals & Mining							2,618	2,581	0.28%

Retail
Syndigo LLC	(4) (15)	First Lien Debt	S + 4.50%	9.07%	12/15/2027	2,717	2,714	2,719	0.30%
Total Retail							2,714	2,719	0.30%

Services: Business
AG Group Holdings, Inc. (Addison Group)	(12) (15)	First Lien Debt	S + 4.25%	8.57%	12/29/2028	1,947	1,959	1,915	0.21%
Air Transport (Stonepeak Nile Parent LLC)	(6) (12)	First Lien Debt	S + 2.75%	7.06%	2/4/2032	1,250	1,247	1,247	0.14%
ALKU Intermediate Holdings, LLC	(4) (6)	First Lien Debt	S + 6.25%	10.47%	5/23/2029	2,677	2,637	2,677	0.29%
All4 Buyer, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.89%	1/23/2032	2,108	(10)	(20)	—%
All4 Buyer, LLC	(4) (14)	First Lien Debt	S + 4.50%	8.79%	1/23/2032	2,529	2,505	2,506	0.28%
Amex GBT	(6) (12) (13)	First Lien Debt	S + 2.50%	6.80%	7/25/2031	798	797	795	0.09%
Archer Acquisition, LLC (ARMstrong)	(4) (14) (15)	First Lien Debt	S + 5.00%	9.40%	10/8/2029	10,440	10,338	10,344	1.15%
Archer Acquisition, LLC (ARMstrong)	(4) (6) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.41%	10/8/2029	1,009	271	270	0.03%
Azalea TopCo, Inc. (Press Ganey)	(6) (7) (12) (14)	First Lien Debt	S + 3.25%	7.57%	4/30/2031	5,149	5,103	5,127	0.56%
Azorra	(6) (10) (12) (13)	First Lien Debt	S + 3.50%	7.80%	10/18/2029	1,493	1,479	1,500	0.16%
Bounteous, Inc.	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	9.17%	8/2/2027	1,009	1,009	1,008	0.11%
Bounteous, Inc.	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	9.17%	8/2/2027	492	492	491	0.05%
Bounteous, Inc.	(4) (15)	First Lien Debt	S + 4.75%	9.17%	8/2/2027	1,950	1,950	1,947	0.21%
Bounteous, Inc.	(4) (15)	First Lien Debt	S + 4.75%	9.17%	8/2/2027	301	301	300	0.03%
Caldwell & Gregory LLC	(4)	Subordinated Debt	S + 9.25%	13.55% (PIK)	3/31/2031	5,353	5,260	5,409	0.59%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.75% (PIK)	3/26/2031	1,403	1,371	1,378	0.15%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	10.50% (Cash) 1.75% (PIK)	3/26/2031	536	(6)	(10)	—%
Cornerstone Advisors of Arizona, LLC	(4) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.82%	9/24/2026	115	115	115	0.01%
Cornerstone Advisors of Arizona, LLC	(4) (15)	First Lien Debt	S + 5.50%	9.82%	9/24/2026	1,259	1,259	1,259	0.14%
CV Holdco, LLC (Class Valuation)	(4)	Subordinated Debt	N/A	11.00%	3/31/2028	444	441	431	0.05%
CV Holdco, LLC (Class Valuation)	(4)	Subordinated Debt	N/A	11.00%	3/31/2028	10,000	9,934	9,689	1.06%
DISA Holdings Corp. (DISA Global Solutions)	(4) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	9/9/2028	1,194	1,184	1,192	0.13%
DISA Holdings Corp. (DISA Global Solutions)	(4) (15)	First Lien Debt	S + 5.00%	9.32%	9/9/2028	6,635	6,584	6,624	0.73%
Esquire Deposition Solutions, LLC	(4)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	1,862	1,825	1,844	0.20%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

First Advantage Holdings LLC	(6) (12)	First Lien Debt	S + 3.25%	7.57%	10/31/2031	$1,332	$1,326	$1,326	0.15%
Garda World Security Corporation	(6) (10) (12) (13)	First Lien Debt	S + 2.75%	7.32%	2/1/2029	1,985	2,009	1,980	0.22%
Genuine Financial Holdings LLC (HireRight)	(12)	First Lien Debt	S + 3.25%	7.55%	9/27/2030	5,939	5,886	5,845	0.64%
ICON LUXEMBOURG SARL	(6) (10) (12) (13)	First Lien Debt	S + 2.00%	6.30%	7/3/2028	99	99	99	0.01%
ICON LUXEMBOURG SARL	(6) (10) (12) (13)	First Lien Debt	S + 2.00%	6.30%	7/3/2028	25	25	25	—%
ImageFirst Holdings, LLC	(4) (6) (15)	First Lien Debt	S + 3.25%	7.55%	3/12/2032	13,699	13,664	13,667	1.51%
Ingram Micro Inc	(6) (12) (13)	First Lien Debt	S + 2.75%	0.0705	9/22/2031	1,986	1,995	1,995	0.22%
Integrated Power Services Holdings, Inc.	(4) (14)	First Lien Debt	S + 4.50%	8.94%	11/22/2028	3,512	3,509	3,512	0.39%
Integrated Power Services Holdings, Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.94%	11/22/2028	2,798	(6)	—	—%
KENG Acquisition, Inc. (Enagage PEO)	(4) (7) (14) (15)	First Lien Debt	S + 5.00%	9.32%	8/1/2029	9,034	8,948	8,955	0.98%
KENG Acquisition, Inc. (Enagage PEO)	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	8/1/2029	5,790	(12)	(51)	(0.01)%
KENG Acquisition, Inc. (Enagage PEO)	(4) (6) (7) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	8/1/2029	7,727	4,758	4,741	0.52%
Kofile, Inc.	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.25% (PIK)	12/31/2027	6,673	6,673	6,309	0.69%
KRIV Acquisition, Inc. (Riveron)	(4) (6) (14) (15)	First Lien Debt	S + 5.75%	10.05%	7/6/2029	6,874	6,747	6,841	0.75%
KRIV Acquisition, Inc. (Riveron)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	7/6/2029	8,276	(37)	(40)	—%
KRIV Acquisition, Inc. (Riveron)	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	7/6/2029	1,031	1,022	1,026	0.11%
LRN Corporation (Lion Merger Sub, Inc.)	(4) (7) (15)	First Lien Debt	S + 6.50%	10.90%	12/17/2025	3,245	3,212	3,215	0.35%
LRN Corporation (Lion Merger Sub, Inc.)	(4) (7) (15)	First Lien Debt	S + 6.50%	10.90%	12/17/2025	622	616	617	0.07%
LSCS Holdings, Inc. (Dohmen)	(6) (7) (12) (14)	First Lien Debt	S + 4.50%	8.80%	3/4/2032	8,708	8,666	8,705	0.96%
McKissock Investment Holdings, LLC (Colibri Group)	(12) (15)	First Lien Debt	S + 5.00%	9.46%	3/12/2029	3,880	3,873	3,867	0.42%
McKissock Investment Holdings, LLC (Colibri Group)	(6) (7) (12) (14)	First Lien Debt	S + 5.00%	9.29%	3/12/2029	5,925	5,805	5,905	0.65%
OCM System One Buyer CTB, LLC (System One)	(4) (14)	First Lien Debt	S + 3.75%	8.05%	3/2/2028	1,079	1,079	1,077	0.12%
Olympus US Bidco LLC (Phaidon International)	(4) (6) (10) (13) (14) (15)	First Lien Debt	S + 5.50%	9.92%	8/22/2029	19,450	19,176	19,058	2.09%
OMNIA Partners, LLC	(7) (12) (14)	First Lien Debt	S + 2.75%	7.05%	7/25/2030	2,484	2,470	2,470	0.27%
Open Text Corporation	(6) (10) (12) (13)	First Lien Debt	S + 1.75%	6.07%	1/31/2030	4,395	4,416	4,390	0.48%
Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	6/15/2029	5,625	(27)	(50)	(0.01)%
Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (14) (15)	First Lien Debt	S + 5.25%	9.55%	6/15/2029	8,388	8,293	8,313	0.91%
Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (14)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	6/15/2029	951	945	943	0.10%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Safety Infrastructure Services Intermediate LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	7/21/2028	$3,508	$623	$529	0.06%
Safety Infrastructure Services Intermediate LLC	(4) (6) (14)	First Lien Debt	S + 4.75%	9.05%	7/21/2028	6,263	6,210	6,080	0.67%
Sagebrush Buyer, LLC (Province)	(4) (14)	First Lien Debt	S + 5.00%	9.32%	7/1/2030	4,237	4,199	4,197	0.46%
Secretariat Advisors LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.00%	8.31%	2/24/2032	804	—	(4)	—%
Secretariat Advisors LLC	(4) (15)	First Lien Debt	S + 4.00%	8.31%	2/24/2032	6,673	6,640	6,641	0.73%
Soliant Lower Intermediate, LLC	(4)	First Lien Debt	S + 3.75%	8.00%	7/18/2031	18,264	18,094	18,168	2.00%
Synechron	(6) (12)	First Lien Debt	S + 3.50%	8.04%	10/3/2031	2,000	1,981	1,998	0.22%
Tau Buyer, LLC	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	2/2/2032	3,427	120	105	0.01%
Tau Buyer, LLC	(4) (7) (11)	Revolving Loan	S + 4.75%	9.05%	2/2/2032	1,720	(17)	(16)	—%
Tau Buyer, LLC	(4) (6) (7)	First Lien Debt	S + 4.75%	9.05%	2/2/2032	9,853	9,759	9,760	1.07%
Tempo Acquisition, LLC	(6) (12) (13)	First Lien Debt	S + 1.75%	6.07%	8/31/2028	3,636	3,648	3,612	0.40%
TouchTunes Music Group, LLC (TouchTunes Interactive Network)	(4) (6) (14)	First Lien Debt	S + 4.75%	9.05%	4/2/2029	7,635	7,635	7,635	0.84%
Transit Buyer, LLC (Propark Mobility)	(4) (14) (15)	First Lien Debt	S + 5.00%	9.32%	1/31/2029	6,303	6,253	6,324	0.69%
Transit Buyer, LLC (Propark Mobility)	(4) (6) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	1/31/2029	3,597	3,081	3,119	0.34%
Transit Buyer, LLC (Propark Mobility)	(4)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	1/31/2029	8,969	8,952	8,998	0.99%
Trilon Group, LLC	(4) (6) (14)	First Lien Debt	S + 5.50%	9.80%	5/25/2029	6,838	6,816	6,887	0.76%
Trilon Group, LLC	(4)	First Lien Debt	S + 5.50%	9.80%	5/25/2029	2,991	2,966	3,012	0.33%
Trilon Group, LLC	(4) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.81%	5/29/2029	10,066	10,066	10,137	1.11%
TSS Buyer, LLC (Technical Safety Services)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.50%	9.94%	6/22/2029	615	559	559	0.06%
TSS Buyer, LLC (Technical Safety Services)	(4) (15)	First Lien Debt	S + 5.50%	9.94%	6/22/2029	1,337	1,337	1,337	0.15%
Victors CCC Buyer LLC (CrossCountry Consulting)	(4) (7) (14)	First Lien Debt	S + 4.75%	9.07%	6/1/2029	1,362	1,344	1,376	0.15%
Victors CCC Buyer LLC (CrossCountry Consulting)	(4) (7)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	6/1/2029	140	139	141	0.02%
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(4) (7) (14) (15)	First Lien Debt	S + 3.75%	8.05%	7/13/2029	15,165	15,139	15,128	1.66%
Zelis	(6) (12)	First Lien Debt	S + 3.25%	7.57%	11/26/2031	1,995	1,986	1,993	0.22%
Total Services: Business							290,705	290,494	31.90%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Services: Consumer
360 Holdco, Inc. (360 Training)	(4) (14) (15)	First Lien Debt	S + 5.00%	9.32%	8/2/2028	$3,969	$3,946	$3,969	0.44%
360 Holdco, Inc. (360 Training)	(4) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	8/2/2028	3,580	—	—	—%
A Place For Mom, Inc.	(4) (6) (15)	First Lien Debt	S + 4.50%	8.94%	2/10/2026	16,389	16,389	16,389	1.80%
ADPD Holdings LLC (NearU)	(4) (6) (7)	First Lien Debt	S + 6.00%	10.47%	8/16/2028	5,678	5,633	5,425	0.60%
ADPD Holdings LLC (NearU)	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 6.00%	10.70%	8/16/2028	148	—	(7)	—%
ADPD Holdings LLC (NearU)	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 6.00%	10.70%	8/16/2028	832	—	(37)	—%
AMS Parent, LLC (All My Sons)	(4) (14) (15)	First Lien Debt	S + 5.00%	9.44%	10/25/2028	5,495	5,474	5,470	0.60%
Apex Service Partners, LLC	(4) (7) (11)	Revolving Loan	S + 5.00%	9.31%	10/24/2029	1,101	922	926	0.10%
Apex Service Partners, LLC	(4) (6) (7)	First Lien Debt	S + 5.00%	9.31%	10/24/2030	12,634	12,517	12,567	1.38%
Apex Service Partners, LLC	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	10/24/2030	3,082	1,952	1,949	0.21%
Apex Service Partners, LLC	(4) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	10/24/2030	3,099	3,070	3,082	0.34%
Brightspring Health (aka Phoenix Gurantor Inc.)	(6) (12) (13)	First Lien Debt	S + 2.50%	6.82%	2/21/2031	3,960	3,948	3,949	0.43%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	680	666	648	0.07%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	519	512	495	0.05%
Excel Fitness Holdings, Inc.	(4) (6) (14)	First Lien Debt	S + 5.25%	9.55%	4/27/2029	5,895	5,849	5,895	0.65%
Excel Fitness Holdings, Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.50%	9.80%	4/27/2029	2,095	405	418	0.05%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (14)	First Lien Debt	S + 5.25%	9.70%	1/9/2029	4,013	3,958	3,996	0.44%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (6) (14)	First Lien Debt (Delayed Draw)	S + 5.25%	9.70%	1/9/2029	1,871	1,865	1,863	0.20%
Legacy Service Partners, LLC	(4) (6)	First Lien Debt	S + 5.25%	9.70%	1/9/2029	2,586	2,564	2,576	0.28%
Norton Life Lock	(6) (12) (13)	First Lien Debt	S + 1.75%	6.07%	9/12/2029	363	363	362	0.04%
NS412, LLC	(4) (15)	First Lien Debt	S + 4.75%	9.15%	5/6/2025	5,069	5,047	5,053	0.56%
Perennial Services Group, LLC	(4) (14) (15)	First Lien Debt	S + 5.50%	9.91%	9/7/2029	6,602	6,632	6,668	0.73%
Perennial Services Group, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.15%	9/7/2029	7,648	7,079	7,038	0.77%
Perennial Services Group, LLC	(4) (14)	First Lien Debt (Delayed Draw)	S + 5.50%	9.91%	9/7/2029	1,496	1,495	1,511	0.17%
Protection One (aka Prime Security Services)	(6) (12) (13)	First Lien Debt	S + 2.00%	6.32%	10/13/2030	2,220	2,215	2,213	0.24%
Verscend Technologies	(6) (12)	First Lien Debt	S + 2.75%	7.07%	5/1/2031	3,465	3,479	3,396	0.37%
Wrench Group LLC	(4) (7) (14)	First Lien Debt	S + 4.00%	8.56%	10/30/2028	3,938	3,933	3,844	0.42%
Total Services: Consumer							99,913	99,658	10.94%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(4) (6) (14) (15)	First Lien Debt	S + 5.50%	9.79%	7/18/2028	$8,949	$8,869	$9,024	0.99%
Total Sovereign & Public Finance							8,869	9,024	0.99%

Telecommunications
Arise Holdings, Inc.	(4) (6)	First Lien Debt	S + 4.50%	8.79%	12/9/2025	6,786	6,775	5,450	0.60%
BCM One, Inc.	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.84%	11/17/2027	660	660	660	0.07%
BCM One, Inc.	(4) (15)	First Lien Debt	S + 4.50%	8.87%	11/17/2027	2,084	2,084	2,084	0.23%
Greeneden U.S. Holdings II, LLC (Genesys Telecom Holdings U.S., Inc.)	(6) (12)	First Lien Debt	S + 2.50%	6.82%	1/23/2032	1,733	1,729	1,717	0.19%
Iridium Satellite LLC	(6) (12) (13)	First Lien Debt	S + 2.25%	6.57%	9/20/2030	2,292	2,293	2,258	0.25%
Mobile Communications America, Inc.	(4) (14) (15)	First Lien Debt	S + 5.25%	9.55%	10/16/2029	11,666	11,689	11,724	1.29%
Mobile Communications America, Inc.	(4) (6) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	10/16/2029	5,320	1,556	1,553	0.17%
Sapphire Telecom, Inc.	(4) (6) (14)	First Lien Debt	S + 5.00%	9.30%	6/27/2029	16,789	16,647	16,920	1.86%
Total Telecommunications							43,433	42,366	4.66%

Transportation: Cargo
Armstrong Midco, LLC (Armstrong Transport Group)	(4)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,155	1,140	1,132	0.12%
Armstrong Transport Group, LLC	(4)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	5,946	5,862	5,827	0.64%
FSK Pallet Holding Corp. (Kamps Pallets)	(4) (6)	First Lien Debt	S + 6.00%	10.44%	12/23/2026	5,850	5,799	5,709	0.63%
Kenco PPC Buyer LLC	(4) (6) (14)	First Lien Debt	S + 4.75%	9.00%	11/15/2029	21,115	21,010	20,908	2.30%
Kenco PPC Buyer LLC	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	11/15/2029	3,749	1,032	1,013	0.11%
Kenco PPC Buyer LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	11/15/2029	4,920	(42)	(48)	(0.01)%
Total Transportation: Cargo							34,801	34,541	3.79%

Transportation: Consumer
Air Canada	(6) (10) (12) (13)	First Lien Debt	S + 2.00%	6.32%	3/21/2031	4,024	4,038	3,985	0.44%
American Student Transportation Partners, Inc.	(4)	Subordinated Debt	N/A	13.50%	9/11/2029	1,747	1,713	1,709	0.19%
American Student Transportation Partners, Inc.	(4)	Subordinated Debt	N/A	13.50%	9/11/2029	622	608	609	0.07%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(4) (7) (14) (15)	First Lien Debt	S + 5.50%	9.82%	2/14/2031	$7,106	$7,046	$7,043	0.77%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(4) (7) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.82%	2/14/2031	2,051	(8)	(18)	—%
United AirLines, Inc.	(6) (12) (13)	First Lien Debt	S + 2.00%	6.30%	2/22/2031	3,714	3,726	3,710	0.41%
WestJet Airlines	(6) (10) (12) (13)	First Lien Debt	S + 3.25%	7.55%	2/14/2031	1,733	1,740	1,673	0.18%
Total Transportation: Consumer							18,863	18,711	2.06%

Utilities: Electric
AWP Group Holdings, Inc.	(4) (6) (15)	First Lien Debt	S + 4.75%	9.07%	12/23/2030	16,202	16,070	16,053	1.76%
AWP Group Holdings, Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	12/23/2030	3,074	1,083	1,068	0.12%
AWP Group Holdings, Inc.	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	12/23/2030	633	629	628	0.07%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (6) (7)	First Lien Debt	S + 5.00%	9.32%	8/27/2031	13,912	13,785	13,948	1.53%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (7) (11)	Revolving Loan	S + 5.00%	9.32%	8/27/2031	2,567	1,311	1,341	0.15%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	8/27/2031	3,487	(16)	9	—%
DMC Holdco, LLC (DMC Power)	(4) (11) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	7/13/2029	450	2	3	—%
DMC Holdco, LLC (DMC Power)	(4) (15)	First Lien Debt	S + 4.75%	9.07%	7/13/2029	1,331	1,338	1,339	0.15%
KENE Acquisition, Inc. (Entrust Solutions Group)	(4) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.54%	2/7/2031	866	87	93	0.01%
KENE Acquisition, Inc. (Entrust Solutions Group)	(4) (15)	First Lien Debt	S + 5.25%	9.54%	2/7/2031	1,944	1,939	1,952	0.21%
Pinnacle Supply Partners, LLC	(4) (14) (15)	First Lien Debt	S + 6.25%	10.67%	4/3/2030	5,893	5,836	5,801	0.64%
Pinnacle Supply Partners, LLC	(4) (6) (11) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.65%	10/3/2026	3,477	1,888	1,852	0.20%
Vistra Operations Co	(6) (12) (13)	First Lien Debt	S + 2.00%	6.32%	4/30/2031	3,582	3,596	3,467	0.38%
Total Utilities: Electric							47,548	47,554	5.22%

Utilities: Water
USA Water Intermediate Holdings, LLC	(4) (6) (14) (15)	First Lien Debt	S + 4.75%	9.04%	2/21/2031	9,007	8,950	9,007	0.99%
USA Water Intermediate Holdings, LLC	(4) (11) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	2/21/2031	3,497	703	704	0.08%
Total Utilities: Water							9,653	9,711	1.07%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(4)	First Lien Debt (Delayed Draw)	S + 5.50%	9.94%	1/19/2029	$7,863	$7,768	$7,786	0.86%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.50%	9.94%	1/19/2029	1,139	1,124	1,127	0.12%
ISG Enterprises, LLC (Industrial Service Group)	(4) (14)	First Lien Debt	S + 5.75%	10.04%	12/7/2028	2,423	2,389	2,381	0.26%
ISG Enterprises, LLC (Industrial Service Group)	(4) (14) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	10.04%	12/7/2028	11,977	11,873	11,772	1.29%
ISG Enterprises, LLC (Industrial Service Group)	(4) (6) (11) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	10.04%	12/7/2028	5,451	5,163	5,102	0.56%
Micronics Filtration Holdings, Inc.	(4)	Subordinated Debt	S + 5.50%	9.81%	2/17/2027	1,880	1,856	1,879	0.21%
New Era Technology, Inc.	(4) (7) (15) (16)	First Lien Debt (Delayed Draw)	S + 6.25%	10.69%	10/31/2026	6,349	6,128	4,780	0.53%
New Era Technology, Inc.	(4) (6) (7) (16)	First Lien Debt	S + 6.25%	10.69%	10/31/2026	6,654	6,645	5,010	0.55%
Solaray, LLC	(4) (6) (7)	First Lien Debt	S + 6.75%	11.17%	12/15/2025	6,456	6,455	6,113	0.67%
Total Wholesale							49,401	45,950	5.05%

Total Debt Investments							$1,822,004	$1,805,314	198.37%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(4) (8) (9)	Class A-1 Units	9/1/2023	1,180,000	$1,180	$1,463	0.16%
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	(4) (8)	Partnership Interests	6/21/2024	383,427	383	433	0.05%
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	(4) (8)	Partnership Interests	12/8/2023	76,054	76	86	0.01%
Total Aerospace & Defense					1,639	1,982	0.22%

Automotive
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	(4) (8)	Units	10/31/2024	550,000	550	569	0.06%
Total Automotive					550	569	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Banking, Finance, Insurance, Real Estate
INS Co-Invest LP (Inszone)	(4) (8) (13)	Partnership Interests	11/29/2023	77,693	$78	$107	0.01%
R Arax Co-Invest UB, LP (Arax Investment Partners)	(4) (8) (13)	Limited Partnership Interests	2/28/2024	820,313	820	1,022	0.11%
R Chapel Avenue Holdings Co-Invest UB, LP	(4) (8) (13)	Partnership Interests	12/24/2024	534,752	540	541	0.06%
Total Banking, Finance, Insurance, Real Estate					1,438	1,670	0.18%

Beverage, Food & Tobacco
Marlin Coinvest LP (Fortune International LLC)	(4) (8) (13)	Limited Partnership Interests	5/8/2023	200,000	200	263	0.03%
MidOcean Partners QT Co-Invest, L.P. (QualiTech)	(4) (8)	Class A Units	8/20/2024	972	976	939	0.10%
Spice World	(4) (8)	Common Equity	3/31/2022	1,000	126	163	0.02%
Sugar PPC FT Investor LLC (Sugar Foods)	(4) (8) (13)	Parent Units	9/29/2023	2,000	200	233	0.03%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(4) (8)	Company Units	10/5/2023	200	200	176	0.02%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(4) (8)	Class B Common Units	10/3/2022	464	1	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(4) (8)	Class A Preferred Units	10/3/2022	464	464	378	0.04%
Total Beverage, Food & Tobacco					2,167	2,152	0.24%

Capital Equipment
EFC Holdings, LLC (EFC International)	(4) (8) (13)	Class A Common Units	3/1/2023	114	46	93	0.01%
EFC Holdings, LLC (EFC International)	(4) (8) (13)	Class A Preferred Units	3/1/2023	114	114	135	0.01%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(4) (8)	Partner Interests	5/22/2024	1,000,000	1,010	654	0.08%
Total Capital Equipment					1,170	882	0.10%

Chemicals, Plastics & Rubber
Meyer Lab Aggregator LP	(4) (8) (13)	Units	2/27/2024	849,000	854	866	0.10%
Total Chemicals, Plastics & Rubber					854	866	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Construction & Building
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(4) (8)	Series F interests	5/26/2023	254,428	$260	$263	0.03%
OSP Gannett Aggregator, LP (Gannett Fleming)	(4) (8) (9)	Class A Interests	12/20/2022	178,922	179	185	0.02%
RPI Investments LP (Rose Paving)	(4) (8)	Class A Units	11/27/2024	690	100	98	0.01%
Trench Plate Rental Co.	(4) (8)	Common Equity	3/31/2022	1,000	127	61	0.01%
Total Construction & Building					666	607	0.07%

Consumer Goods: Non-Durable
Hermod Co-Invest, LP	(4) (8)	Common Units	10/15/2024	500,000	512	648	0.07%
RVGD Aggregator LP (Revision Skincare)	(4) (8)	Common Equity	3/31/2022	100	98	95	0.01%
Showtime Co-Investors LLC (WCI Holdings, LLC)	(4) (8) (13)	Class A1 Units	2/6/2023	534,934	535	461	0.05%
Ultima Health Holdings, LLC	(4) (8)	Preferred units	9/12/2022	11	130	189	0.02%
Total Consumer Goods: Non-Durable					1,275	1,393	0.15%

Containers, Packaging & Glass
Oliver Investors, LP (Oliver Packaging)	(4) (8)	Common Equity	7/6/2022	7,816	742	277	0.03%
PG Aggregator, LLC (Pacur)	(4) (8) (13)	LLC Units	3/31/2022	100	109	100	0.01%
Total Containers, Packaging & Glass					851	377	0.04%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(4) (8)	Class A Common Units	3/30/2023	324,934	356	362	0.04%
KLC Fund 1222-CI LP (Spectrum Science)	(4) (8)	Limited Partner Interests	1/5/2024	241,975	260	137	0.02%
RCP Nats Co-Investment Fund LP	(4) (8)	Limited Partnership Interests	3/18/2025	1,000,000	1,000	1,000	0.11%
SSJA Bariatric Management LLC	(4) (8)	Class F Units	4/10/2024	442,712	—	—	—%
Total Healthcare Pharmaceuticals					1,616	1,499	0.17%

High Tech Industries
GrowthCurve Capital Nexus Co-Invest LP (Netchex)	(4) (8)	Limited Partner Interests	3/28/2024	538,708	572	602	0.07%
Total High Tech Industries					572	602	0.07%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(4) (8)	Series A-3 Preferred Units	10/4/2022	43,679	$655	$489	0.05%
Total Media: Diversified & Production					655	489	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Services: Business
COP Village Green Investment, LLC (Village Green Holding)	(4) (8)	Class A Units	9/26/2024	954,000	$954	$1,156	0.13%
CV Holdco, LLC (Class Valuation)	(4) (8)	Class A Common Units	3/31/2022	1,145	116	88	0.01%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Class A Common Shares	9/11/2023	3,753,613	—	—	—%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Series A Preferred Shares	9/11/2023	10,256,410	389	493	0.05%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Series B Preferred Shares	9/11/2023	3,753,613	600	648	0.07%
Geds Equity Investors, LP (Esquire Deposition Services)	(4) (8)	Class A Common Units	7/1/2024	2,424	320	291	0.03%
Kofile, Inc.	(4) (8)	Common Equity	3/31/2022	100	108	148	0.02%
KRIV Co-Invest Holdings, L.P. (Riveron)	(4) (8)	Class A Units	7/17/2023	200	200	183	0.02%
Kwol Co-Invest LP (Worldwide Clinical Trials)	(4) (8)	Class A Interests	12/12/2023	7	74	78	0.01%
KWOL Intermediate, Inc (Worldwide Clinical Trials)	(4) (8)	Series A Preferred	12/12/2023	49	47	55	0.01%
Safety First Topco, L.P. (Smith System)	(4) (8)	Common Units	12/13/2023	84,000	84	91	0.01%
SkyKnight Financial Holdings LP	(4) (8)	Partnership Interests	12/24/2024	432,231	434	437	0.05%
Starlight Co-Invest LP (Sedgwick Claims Management Services)	(4) (8)	Common Equity	10/22/2024	1,000,000	1,003	1,098	0.12%
TL Voltron TopCo, L.P.	(4) (8) (13)	Class A-2 Units	12/27/2024	500,000	500	498	0.05%
Total Services: Business					4,829	5,264	0.58%

Services: Consumer
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	(4) (8)	Partnership Interests	11/7/2023	77	77	114	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4) (8)	Class A Units	7/31/2023	770,000	862	717	0.08%
FS NU Investors, LP (NearU)	(4) (7) (8)	Class A Units	8/11/2022	1,419	142	90	0.01%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (8)	Class B Units	2/28/2025	48	6	6	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (8)	Class B Units	1/9/2023	1,963	196	237	0.03%
Perennial Services Investors LLC (Perennial Services Group)	(4) (8) (13)	Class A Units	9/8/2023	1,957	196	259	0.03%
Total Services: Consumer					1,479	1,423	0.16%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(4) (8)	Equity Co-Invest	6/30/2022	106,984	107	203	0.02%
Total Sovereign & Public Finance					107	203	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Transportation: Consumer
ASTP Holdings CO-Investment LP (American Student Transportation Partners)	(4) (8)	Class A Units	9/11/2023	79,081	$82	$110	0.01%
Total Transportation: Consumer					82	110	0.01%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(4) (8)	Common Units	4/3/2023	111,875	112	83	0.01%
Total Utilities: Electric					112	83	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(4) (8) (13)	Common Units	2/21/2024	4,226	422	500	0.05%
Total Utilities: Water					422	500	0.05%

Total Equity Investments					$20,484	$20,671	2.28%

Portfolio Company (1) (2)	Interest Rate	Shares	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Class	4.22%	67,269,346	$67,269	$67,269	7.39%
First American Government Obligations Fund - Class Z	4.23%	4,214	4	4	—%
Total Cash Equivalents			$67,273	$67,273	7.39%

Total Investments and Cash Equivalents			$1,909,761	$1,893,258	208.04%
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
(2)Refer to Note 3 “Investments” for the geographic composition of investments at cost and fair value.
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2025. As of March 31, 2025, effective rates for 1M S, 3M S, 6M S and 12M S are 4.32%, 4.29%, 4.19% and 4.01%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $910,065 as of March 31, 2025.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of March 31, 2025, the Fund held fifty-eight restricted securities with an aggregate fair value of $20,671, or 2.27% of the Fund’s net assets.
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
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of March 31, 2025, total non-qualifying assets at fair value represented 8.74% of the Fund's total assets calculated in accordance with the 1940 Act.
(14)Denotes that all or a portion of the assets are owned by CLO-I (as defined in Note 1 "Organization"), which serve as collateral for the 2024 Debt Securitization (as defined in the Notes). See Note 6 “Secured Borrowings".
(15)Denotes that all or a portion of the assets are owned by SPV IV (as defined in Note 1 "Organization"). SPV IV has entered into a senior secured revolving credit facility (the “Scotiabank Credit Facility”). The lenders of the Scotiabank Credit Facility have a first lien security interest in substantially all of the assets of SPV IV. Accordingly, such assets are not available to creditors of the Fund. See Note 6 “Secured Borrowings” for more information.
(16)Loan was on non-accrual status as of March 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AIM Acquisition, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 4.75%	9.28%	12/2/2027	$5,471	$5,420	$5,468	0.66%
ERA Industries, LLC (BTX Precision)	(4) (14)	First Lien Term Loan	S + 5.00%	9.36%	7/25/2030	1,385	1,368	1,369	0.17%
ERA Industries, LLC (BTX Precision)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	7/25/2030	793	656	649	0.08%
PAG Holding Corp. (Precision Aviation Group)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.58%	12/21/2029	14,551	14,369	14,499	1.76%
PAG Holding Corp. (Precision Aviation Group)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	12/21/2029	5,349	5,307	5,330	0.65%
Signia Aerospace, LLC	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 3.00%	7.40%	12/11/2031	108	—	—	—%
Signia Aerospace, LLC	(4) (6) (7)	First Lien Term Loan	S + 3.00%	7.40%	12/11/2031	1,299	1,296	1,296	0.16%
Turbine Engine Specialists, Inc.	(4)	Subordinated Debt	S + 9.50%	13.96%	3/1/2029	1,953	1,912	1,953	0.24%
Total Aerospace & Defense							30,328	30,564	3.72%

Automotive
Adient Global Holdings	(12) (13)	First Lien Term Loan	S + 2.75%	6.61%	1/31/2031	2,481	2,496	2,494	0.30%
Belron Finance US LLC	(12) (13)	First Lien Term Loan	S + 3.00%	7.27%	10/16/2031	1,321	1,317	1,335	0.16%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	1,000	(12)	(24)	—%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(4)	Subordinated Debt	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	3,315	3,233	3,234	0.39%
Driven Holdings LLC	(12) (13)	First Lien Term Loan	S + 3.00%	7.47%	12/17/2028	2,629	2,627	2,632	0.32%
Mitchell International Inc.	(12)	First Lien Term Loan	S + 3.00%	7.61%	6/17/2031	5,466	5,440	5,476	0.66%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.00%	9.57%	11/1/2028	12,102	11,956	11,974	1.45%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.57%	11/1/2028	4,124	1,190	1,177	0.14%
Total Automotive							28,247	28,298	3.42%

Banking, Finance, Insurance, Real Estate
Alliant Holdings Intermediate, LLC	(12)	First Lien Term Loan	S + 3.00%	7.11%	9/19/2031	4,072	4,085	4,088	0.50%
Ascend Partner Services LLC	(4) (6)	First Lien Term Loan	S + 4.50%	8.86%	8/11/2031	7,358	7,286	7,289	0.88%
Ascend Partner Services LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.86%	8/11/2031	12,642	(60)	(119)	(0.01)%
Asurion, LLC (fka Asurion Corporation)	(12)	First Lien Term Loan	S + 3.25%	7.72%	12/23/2026	1,648	1,645	1,649	0.20%
Big Apple Advisory, LLC	(4) (11)	Revolving Loan	P + 3.50%	11.00%	11/18/2031	1,740	(17)	(17)	—%
Big Apple Advisory, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	P + 3.50%	11.00%	11/18/2031	4,305	(21)	(41)	—%
Big Apple Advisory, LLC	(4) (6)	First Lien Term Loan	P + 3.50%	11.00%	11/18/2031	8,955	8,866	8,869	1.07%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Broadstreet Partners, Inc.	(12)	First Lien Term Loan	S + 3.00%	7.36%	6/13/2031	$2,985	$2,999	$2,999	0.36%
Cohen Advisory, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.83%	12/31/2031	4,265	(21)	(43)	(0.01)%
Cohen Advisory, LLC	(4) (6)	First Lien Term Loan	S + 4.50%	8.83%	12/31/2031	7,677	7,600	7,600	0.92%
Patriot Growth Insurance Services, LLC	(4) (6) (7) (14) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.48%	10/16/2028	7,889	7,834	7,878	0.95%
Ryan Specialty Group, LLC	(12) (13)	First Lien Term Loan	S + 2.00%	6.61%	9/15/2031	4,445	4,466	4,467	0.54%
Sedgwick Claims Management Services, Inc.	(12)	First Lien Term Loan	S + 3.00%	7.59%	7/31/2031	2,244	2,239	2,261	0.27%
Smith & Howard Advisory LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.23%	11/26/2030	2,078	(5)	(20)	—%
Smith & Howard Advisory LLC	(4) (6)	First Lien Term Loan	S + 4.75%	9.11%	11/26/2030	2,577	2,551	2,552	0.31%
Truist Insurance Holdings LLC	(12) (13)	First Lien Term Loan	S + 3.00%	7.20%	5/6/2031	1,494	1,499	1,501	0.18%
Vensure Employer Services, Inc.	(4) (6) (7) (14)	First Lien Term Loan	S + 5.00%	9.34%	9/27/2031	13,249	13,130	13,176	1.59%
Vensure Employer Services, Inc.	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.65%	9/27/2031	2,751	(13)	(15)	—%
Total Banking, Finance, Insurance, Real Estate							64,063	64,074	7.75%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.36%	9/10/2030	14,400	14,261	14,265	1.73%
AmerCareRoyal, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/10/2030	3,307	—	(31)	—%
AmerCareRoyal, LLC	(4)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/10/2030	2,293	2,282	2,272	0.28%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (12) (13)	First Lien Term Loan	S + 4.00%	8.47%	6/9/2028	4,889	4,774	4,716	0.57%
Commercial Bakeries Corp.	(4) (6) (10) (13) (14) (15)	First Lien Term Loan	S + 5.50%	9.83%	9/25/2029	9,189	9,060	9,080	1.10%
Commercial Bakeries Corp.	(4) (6) (10) (13) (14)	First Lien Term Loan	S + 5.50%	9.99%	9/25/2029	1,789	1,776	1,768	0.21%
FoodScience, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	11/14/2031	5,588	(14)	(53)	(0.01)%
FoodScience, LLC	(4) (6)	First Lien Term Loan	S + 4.75%	9.08%	11/14/2031	5,238	5,187	5,188	0.63%
Fortune International, LLC	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.43%	1/17/2026	6,802	6,781	6,743	0.82%
IF&P Holding Company, LLC (Fresh Edge)	(4) (6)	Subordinated Debt	S + 4.50%	9.16% (Cash) 5.13% (PIK)	4/3/2029	3,125	3,069	3,038	0.37%
LHS Acquistion, LLC (Summit Hill Foods)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.75%	10.26%	11/29/2029	8,743	8,687	8,711	1.05%
Palmetto Acquisitionco, Inc. (Tech24)	(4) (14)	First Lien Term Loan	S + 5.75%	10.08%	9/18/2029	3,315	3,266	3,266	0.40%
Palmetto Acquisitionco, Inc. (Tech24)	(4) (6) (11)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.24%	9/18/2029	1,212	777	763	0.09%
Refresco (Pegasus Bidco BV)	(10) (12) (13)	First Lien Term Loan	S + 3.00%	7.77%	7/12/2029	2,755	2,766	2,784	0.34%
Refresh Buyer, LLC (Sunny Sky Products)	(4) (6) (14) (15)	First Lien Term Loan	S + 4.50%	9.58%	12/23/2028	5,106	5,063	5,063	0.61%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Refresh Buyer, LLC (Sunny Sky Products)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 4.50%	9.58%	12/23/2028	$1,289	$(7)	$(11)	—%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.25%	9.70%	10/2/2030	7,048	6,964	7,048	0.85%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.70%	10/2/2030	4,348	(20)	—	—%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (6) (7) (14) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.65%	10/2/2030	2,411	2,400	2,411	0.29%
SW Ingredients Holdings, LLC (Spice World)	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	7/3/2028	10,283	10,283	10,159	1.23%
Watermill Express, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.73%	7/5/2029	120	120	120	0.01%
Watermill Express, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 5.25%	9.73%	7/5/2029	1,245	1,245	1,245	0.15%
Total Beverage, Food & Tobacco							88,720	88,545	10.72%

Capital Equipment
Clean Solutions Buyer, Inc.	(4) (6)	First Lien Term Loan	S + 4.50%	8.86%	9/9/2030	8,735	8,651	8,653	1.05%
Engineered Fastener Company, LLC (EFC International)	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50%(PIK)	5/1/2028	2,514	2,461	2,512	0.30%
FirstCall Mechanical Group, LLC	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.08%	6/27/2030	9,950	9,857	9,856	1.19%
FirstCall Mechanical Group, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	6/27/2030	19,984	6,361	6,196	0.75%
Hayward Industries, Inc.	(12) (13)	First Lien Term Loan	S + 2.50%	6.97%	5/30/2028	4,211	4,220	4,238	0.51%
Hyperion Materials & Technologies, Inc.	(12) (14)	First Lien Term Loan	S + 4.50%	9.06%	8/30/2028	2,322	2,320	2,288	0.28%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.50%	9.86%	4/9/2030	10,897	10,749	10,689	1.30%
Johnson Controls Inc (aka Power Solutions)	(12) (13)	First Lien Term Loan	S + 3.00%	6.86%	5/6/2030	998	998	1,003	0.12%
Johnstone Supply	(12) (13)	First Lien Term Loan	S + 2.50%	6.88%	6/9/2031	1,471	1,476	1,478	0.18%
Madison Safety & Flow LLC	(12)	First Lien Term Loan	S + 3.25%	7.61%	9/26/2031	539	537	543	0.07%
Motion & Control Enterprises LLC	(4) (6) (14)	First Lien Term Loan	S + 6.00%	10.50%	6/1/2028	1,580	1,565	1,575	0.19%
Motion & Control Enterprises LLC	(4) (6)	First Lien Term Loan	S + 6.00%	10.50%	6/1/2028	1,687	1,673	1,682	0.20%
Motion & Control Enterprises LLC	(4) (14)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.50%	6/1/2028	4,350	4,347	4,337	0.52%
Motion & Control Enterprises LLC	(4)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.50%	6/1/2028	12,235	12,235	12,200	1.48%
Ovation Holdings, Inc	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	2/4/2030	6,983	(69)	(7)	—%
Ovation Holdings, Inc	(4) (6)	First Lien Term Loan	S + 5.00%	9.50%	2/4/2030	838	830	837	0.10%
Ovation Holdings, Inc	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.59%	2/4/2030	13,504	13,446	13,490	1.63%
Ovation Holdings, Inc	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	2/4/2030	3,099	3,090	3,096	0.37%
PT Intermediate Holdings III, LLC	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 3.25%	7.58% (Cash) 1.75% (PIK)	4/9/2030	196	1	1	—%
PT Intermediate Holdings III, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 3.25%	7.58% (Cash) 1.75% (PIK)	4/9/2030	3,635	3,649	3,658	0.44%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.79%	4/4/2029	$9,318	$9,230	$9,252	1.12%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	10.14%	4/4/2029	2,334	2,319	2,317	0.28%
Service Logic Acquisition, Inc.	(4) (6) (7) (15)	First Lien Term Loan	S + 3.50%	8.09%	10/29/2027	3,740	3,740	3,749	0.45%
Southern Air & Heat Holdings, LLC	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.31%	10/1/2027	1,368	1,356	1,357	0.17%
Southern Air & Heat Holdings, LLC	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.23%	10/1/2027	1,311	1,299	1,300	0.16%
Thermostat Purchaser III, Inc.	(4) (7) (14)	First Lien Term Loan	S + 4.25%	8.58%	8/31/2028	3,276	3,276	3,276	0.40%
Thermostat Purchaser III, Inc.	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.58%	8/31/2028	3,284	—	—	—%
Vessco Midco Holdings, LLC	(4) (6) (7) (14)	First Lien Term Loan	S + 4.75%	9.43%	7/24/2031	13,706	13,571	13,573	1.64%
Vessco Midco Holdings, LLC	(4) (7) (11)	Revolving Loan	S + 4.75%	9.43%	7/24/2031	1,726	(16)	(17)	—%
Vessco Midco Holdings, LLC	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.43%	7/24/2031	4,569	1,181	1,159	0.14%
Total Capital Equipment							124,353	124,291	15.04%

Chemicals, Plastics, & Rubber
Akzo Nobel Speciality (aka Starfruit US Holdco LLC)	(12) (13)	First Lien Term Loan	S + 3.00%	7.66%	4/3/2028	3,769	3,789	3,803	0.46%
Anchor Packaging	(12) (13)	First Lien Term Loan	S + 3.00%	7.69%	7/18/2029	3,732	3,734	3,758	0.45%
Austin Powder (A-AP Buyer Inc)	(12)	First Lien Term Loan	S + 3.00%	7.61%	9/9/2031	500	499	505	0.06%
Chroma Color Corporation	(4) (6) (14) (15)	First Lien Term Loan	S + 6.00%	10.63%	4/23/2029	6,384	6,323	6,337	0.76%
Chroma Color Corporation	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.35%	4/23/2029	1,409	1,399	1,399	0.17%
Ineos US Finance LLC	(10) (12) (13)	First Lien Term Loan	S + 3.00%	7.35%	2/7/2031	2,025	2,020	2,044	0.25%
Ineos US Finance LLC	(10) (12) (13)	First Lien Term Loan	S + 3.00%	7.61%	2/18/2030	2,215	2,225	2,227	0.27%
Ineos US Petrochem LLC	(12) (13)	First Lien Term Loan	S + 4.00%	8.61%	10/1/2031	915	906	925	0.11%
INEOS US Petrochem LLC	(12)	First Lien Term Loan	S + 4.00%	8.71%	4/2/2029	867	867	875	0.11%
Tangent Technologies Acquisition, LLC	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.39%	11/30/2027	12,345	12,277	12,154	1.47%
TJC Spartech Acquisition Corp.	(6) (7) (12)	First Lien Term Loan	S + 4.75%	9.41%	5/6/2028	3,889	3,889	2,825	0.34%
Tronox Limited	(12) (13)	First Lien Term Loan	S + 2.00%	6.60%	4/4/2029	3,345	3,354	3,359	0.41%
Univar Solutions USA Inc.	(12)	First Lien Term Loan	S + 4.00%	7.86%	8/1/2030	1,887	1,897	1,912	0.23%
USALCO	(12)	First Lien Term Loan	S + 4.00%	8.36%	9/30/2031	1,269	1,263	1,282	0.16%
USALCO	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.00%	8.36%	9/30/2031	131	—	1	—%
Total Chemicals, Plastics, & Rubber							44,442	43,406	5.25%

Construction & Building
APi Group DE Inc.	(12) (13)	First Lien Term Loan	S + 2.00%	6.36%	1/3/2029	1,672	1,672	1,675	0.20%
Cobalt Service Partners, LLC	(4) (6) (7) (14)	First Lien Term Loan	S + 4.75%	9.08%	10/13/2031	7,342	7,269	7,274	0.88%
Cobalt Service Partners, LLC	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	10/13/2031	12,658	549	493	0.06%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Gannett Fleming, Inc.	(4) (6) (7)	First Lien Term Loan	S + 4.75%	9.23%	8/5/2030	$17,824	$17,568	$17,669	2.14%
Gannett Fleming, Inc.	(4) (7) (11)	Revolving Loan	S + 4.75%	9.23%	8/5/2030	2,131	(30)	(19)	—%
Gulfside Supply	(12)	First Lien Term Loan	S + 3.00%	7.33%	6/17/2031	1,092	1,090	1,099	0.13%
Heartland Paving Partners, LLC	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.08%	8/9/2030	8,550	8,466	8,469	1.03%
Heartland Paving Partners, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	8/9/2030	5,714	(14)	(54)	(0.01)%
Heartland Paving Partners, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	8/9/2030	5,714	(14)	(54)	(0.01)%
Hyphen Solutions, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 5.50%	9.96%	10/27/2026	15,915	15,890	15,915	1.93%
ICE USA Infrastructure, Inc.	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.58%	3/15/2030	9,052	8,970	8,968	1.09%
ICE USA Infrastructure, Inc.	(4) (6)	First Lien Term Loan	S + 5.25%	9.58%	3/15/2030	1,618	1,603	1,603	0.19%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.39%	12/15/2027	1,348	1,348	1,348	0.17%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(4) (6) (7) (15)	First Lien Term Loan	S + 5.75%	10.20%	12/15/2027	2,551	2,551	2,551	0.31%
MEI Buyer LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.36%	6/29/2029	10,248	10,197	10,250	1.24%
MEI Buyer LLC	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.48%	6/29/2029	1,639	1,637	1,639	0.20%
Quikrete Holdings, Inc.	(12)	First Lien Term Loan	S + 2.25%	6.61%	3/19/2029	1,481	1,483	1,482	0.18%
Rose Paving, LLC	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	12.50%	5/7/2030	146	(1)	(2)	—%
Rose Paving, LLC	(4)	Subordinated Debt	N/A	12.50%	5/7/2030	2,253	2,225	2,226	0.27%
SPI LLC	(4) (6) (7) (14)	First Lien Term Loan	S + 4.75%	9.21%	12/21/2027	6,808	6,747	6,808	0.82%
Thyssenkrupp Elevator (Vertical US Newco Inc)	(12) (13)	First Lien Term Loan	S + 4.00%	8.59%	4/30/2030	3,970	3,995	4,004	0.49%
Touchdown Acquirer Inc. (Tencate)	(6) (7) (12) (14) (15)	First Lien Term Loan	S + 3.25%	7.58%	2/21/2031	9,827	9,826	9,930	1.20%
Vertex Service Partners, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.50%	11/8/2030	8,949	146	104	0.01%
Vertex Service Partners, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 5.75%	10.11%	11/8/2030	3,182	3,152	3,214	0.39%
Vertex Service Partners, LLC	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.13%	11/8/2030	5,737	5,709	5,795	0.70%
WSB Engineering Holdings Inc.	(4) (6) (14) (15)	First Lien Term Loan	S + 6.00%	10.51%	8/31/2029	4,173	4,121	4,158	0.50%
WSB Engineering Holdings Inc.	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.59%	8/31/2029	2,757	2,369	2,387	0.29%
Total Construction & Building							118,524	118,932	14.40%

Consumer Goods: Durable
Callaway Golf Company	(12) (13)	First Lien Term Loan	S + 3.00%	7.36%	3/15/2030	1,403	1,404	1,399	0.17%
Culligan (AKA Osmosis Debt Merger Sub Inc)	(12) (13)	First Lien Term Loan	S + 3.00%	8.05%	7/31/2028	2,985	3,001	2,991	0.36%
MITER Brands (MIWD Holdco II LLC)	(12)	First Lien Term Loan	S + 3.00%	7.36%	3/28/2031	3,483	3,503	3,522	0.43%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.00%	9.75% (Cash) 1.00% (PIK)	11/2/2026	$6,615	$6,552	$6,218	0.75%
SRAM LLC	(12)	First Lien Term Loan	S + 3.00%	7.22%	5/18/2028	3,645	3,654	3,669	0.44%
XpressMyself.com LLC (SmartSign)	(4) (14)	First Lien Term Loan	S + 5.50%	10.03%	9/7/2028	2,004	1,991	2,004	0.25%
XpressMyself.com LLC (SmartSign)	(4) (14)	First Lien Term Loan	S + 5.75%	10.25%	9/7/2028	1,516	1,493	1,516	0.18%
Total Consumer Goods: Durable							21,598	21,319	2.58%

Consumer Goods: Non-Durable
Gloves Buyer, Inc. (PIP)	(4) (6) (14) (15)	First Lien Term Loan	S + 4.00%	8.47%	12/29/2027	7,173	7,157	7,173	0.87%
Image International Intermediate Holdco II, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 5.50%	10.24%	7/10/2025	7,575	7,393	7,326	0.88%
Image International Intermediate Holdco II, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 5.50%	10.24%	7/10/2025	10,655	10,546	10,305	1.25%
KL Bronco Acquisition, Inc. (Elevation Labs)	(4) (6) (15)	First Lien Term Loan	S + 5.25%	9.94%	6/30/2028	4,999	4,984	5,000	0.60%
KL Bronco Acquisition, Inc. (Elevation Labs)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.70%	6/30/2028	2,434	721	727	0.09%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	1/8/2030	4,397	(11)	44	0.01%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.33%	1/8/2030	11,994	12,044	12,114	1.46%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	1/8/2030	2,907	2,927	2,936	0.36%
Perrigo Investments	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.36%	4/20/2029	1,417	1,416	1,423	0.17%
Revision Buyer LLC (Revision Skincare)	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,279	10,142	10,220	1.24%
Ultima Health Holdings, Inc.	(4)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,346	1,328	1,346	0.16%
Total Consumer Goods: Non-Durable							58,647	58,614	7.09%

Containers, Packaging & Glass
Novolex (Clydesdale Acquisition Holdings Inc)	(12)	First Lien Term Loan	S + 3.00%	7.53%	4/13/2029	1,656	1,666	1,661	0.20%
Oliver Packaging, LLC	(4)	Subordinated Debt	N/A	11.00%	1/6/2029	1,326	1,309	1,250	0.15%
Oliver Packaging, LLC	(4)	Subordinated Debt	N/A	12.50%	1/6/2029	245	241	243	0.03%
Online Labels Group, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.58%	12/19/2029	3,148	3,139	3,148	0.38%
Online Labels Group, LLC	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	12/19/2029	543	—	—	—%
Online Labels Group, LLC	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	12/19/2029	227	—	—	—%
PG Buyer, LLC (Pacur)	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,342	8,342	8,342	1.01%
ProAmpac PG Borrower LLC	(7) (12) (14)	First Lien Term Loan	S + 4.00%	8.60%	9/15/2028	3,960	3,960	3,977	0.48%
Total Containers, Packaging & Glass							18,657	18,621	2.25%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Energy: Electricity
Covanta Energy Corp	(12) (13)	First Lien Term Loan	S + 2.00%	6.70%	11/30/2028	$689	$687	$691	0.08%
Covanta Energy Corp	(12) (13)	First Lien Term Loan	S + 2.00%	6.70%	11/30/2028	53	53	53	0.01%
Matador US Buyer, LLC (Insulation Technology Group)	(4) (6) (10) (13) (14)	First Lien Term Loan	S + 5.00%	9.36%	6/25/2030	19,758	19,571	19,582	2.37%
Matador US Buyer, LLC (Insulation Technology Group)	(4) (10) (11) (13)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	6/25/2030	5,226	—	(47)	(0.01)%
Tinicum Voltage Acquisition Corp.	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.41%	12/15/2028	6,796	6,624	6,615	0.80%
Total Energy: Electricity							26,935	26,894	3.25%

Energy: Oil & Gas
Allredi, LLC (Abrasive Products and Equipment)	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	11,485	11,202	9,628	1.17%
Total Energy: Oil & Gas							11,202	9,628	1.17%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.33%	3/27/2030	8,690	8,609	8,611	1.04%
CLS Management Services, LLC (Contract Land Staff)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.62%	3/27/2030	3,493	3,480	3,462	0.42%
CLS Management Services, LLC (Contract Land Staff)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.62%	3/27/2030	4,418	(10)	(40)	—%
GFL Environmental (Betty Merger)	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.61%	7/3/2031	3,377	3,368	3,387	0.41%
Impact Parent Corporation (Impact Environmental Group)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.42%	3/23/2029	3,160	3,165	3,137	0.38%
Impact Parent Corporation (Impact Environmental Group)	(4) (6) (15)	First Lien Term Loan	S + 5.00%	9.43%	3/23/2029	10,357	10,373	10,284	1.24%
Impact Parent Corporation (Impact Environmental Group)	(4) (14)	First Lien Term Loan	S + 5.00%	9.43%	3/23/2029	2,055	2,022	2,041	0.25%
Impact Parent Corporation (Impact Environmental Group)	(4) (14)	First Lien Term Loan	S + 5.00%	9.43%	3/23/2029	421	414	418	0.05%
Impact Parent Corporation (Impact Environmental Group)	(4) (6) (14) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	3/23/2029	2,016	2,014	2,002	0.24%
Impact Parent Corporation (Impact Environmental Group)	(4) (6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	3/23/2029	1,708	1,701	1,696	0.21%
NFM & J, L.P. (The Facilities Group)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.42%	11/30/2027	1,547	163	167	0.02%
NFM & J, L.P. (The Facilities Group)	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.44%	11/30/2027	1,961	1,949	1,954	0.23%
NFM & J, L.P. (The Facilities Group)	(4) (6) (7) (15)	First Lien Term Loan	S + 5.75%	10.37%	11/30/2027	2,755	2,738	2,746	0.33%
NFM & J, L.P. (The Facilities Group)	(4) (6) (7) (15)	First Lien Term Loan	S + 5.75%	10.44%	11/30/2027	1,929	1,917	1,922	0.23%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	7/16/2027	137	137	137	0.02%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	7/16/2027	635	640	642	0.08%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	7/16/2027	$1,289	$1,298	$1,302	0.15%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	7/16/2027	373	376	377	0.05%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.76%	7/16/2027	2,052	2,066	2,073	0.25%
North Haven Stack Buyer, LLC	(4) (6) (7) (14)	First Lien Term Loan	S + 5.25%	9.84%	7/16/2027	6,807	6,790	6,875	0.83%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	7/16/2027	785	786	790	0.10%
North Haven Stack Buyer, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	7/16/2027	595	595	598	0.07%
North Haven Stack Buyer, LLC	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	7/16/2027	3,287	428	466	0.06%
Nutrition 101 Buyer, LLC (101 Inc)	(4) (6)	First Lien Term Loan	S + 5.25%	9.94%	8/31/2028	808	803	750	0.09%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (6) (14)	First Lien Term Loan	S + 5.50%	9.75%	7/3/2029	2,341	2,318	2,312	0.28%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (14)	First Lien Term Loan	S + 5.50%	9.83%	7/3/2029	3,386	3,354	3,344	0.40%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.58%	7/3/2029	19,812	—	(246)	(0.03)%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (6) (11)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.48%	7/3/2029	2,562	1,888	1,862	0.23%
SI Solutions, LLC	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.34%	8/15/2030	10,494	10,392	10,507	1.27%
SI Solutions, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.34%	8/15/2030	4,951	(12)	6	—%
Total Environmental Industries							73,762	73,582	8.90%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (6) (14)	First Lien Term Loan	S + 5.25%	9.84%	7/2/2031	13,853	13,717	13,778	1.67%
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.80%	7/2/2031	2,519	167	159	0.02%
AB Centers Acquisition Corporation (Action Behavior Centers)	(4)	First Lien Term Loan	S + 5.25%	9.61%	7/2/2031	3,387	3,371	3,369	0.41%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	5/1/2030	1,063	1	1	—%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (6) (7) (15)	First Lien Term Loan	S + 5.50%	9.83%	5/1/2030	4,230	4,235	4,234	0.51%
Bridges Consumer Healthcare Intermediate LLC	(4) (6) (14)	First Lien Term Loan	S + 5.25%	9.53%	12/20/2031	5,138	5,087	5,088	0.62%
Bridges Consumer Healthcare Intermediate LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.53%	12/20/2031	2,439	(12)	(24)	—%
Coding Solutions Acquisition, Inc.	(4) (6) (7) (14)	First Lien Term Loan	S + 5.00%	9.25%	8/7/2031	10,861	10,789	10,777	1.30%
Coding Solutions Acquisition, Inc.	(4) (7) (11)	Revolving Loan	S + 5.00%	9.43%	8/7/2031	1,101	953	955	0.12%
Coding Solutions Acquisition, Inc.	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	8/7/2031	1,655	(4)	(13)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Eyesouth Eye Care Holdco LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 5.50%	9.96%	10/5/2029	$10,638	$10,445	$10,445	1.26%
Eyesouth Eye Care Holdco LLC	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.00%	10/5/2029	3,431	3,381	3,369	0.41%
Health Management Associates, Inc.	(4) (6) (14) (15)	First Lien Term Loan	S + 6.25%	10.82%	3/30/2029	8,733	8,667	8,733	1.06%
Health Management Associates, Inc.	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.77%	3/30/2029	1,533	747	761	0.09%
Healthspan Buyer, LLC (Thorne HealthTech)	(4) (6) (14)	First Lien Term Loan	S + 5.25%	9.58%	10/16/2030	5,491	5,464	5,465	0.66%
Healthspan Buyer, LLC (Thorne HealthTech)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.58%	10/16/2030	12,050	11,980	11,992	1.45%
Heartland Veterinary Partners LLC	(4)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	1,054	1,044	1,053	0.13%
Heartland Veterinary Partners LLC	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	5,052	3,086	3,081	0.37%
Heartland Veterinary Partners LLC	(4)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	5,271	5,271	5,265	0.64%
HMN Acquirer Corp.	(4) (14)	First Lien Term Loan	S + 4.75%	9.08%	11/5/2031	5,831	5,775	5,776	0.70%
HMN Acquirer Corp.	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	11/5/2031	2,144	(5)	(20)	—%
Jazz Pharmaceuticals (AKA FINANCING LUX SARL)	(10) (12) (13)	First Lien Term Loan	S + 2.25%	6.61%	5/5/2028	3,832	3,854	3,846	0.47%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(4) (6) (15)	First Lien Term Loan	S + 6.50%	10.98%	10/1/2025	8,953	8,953	8,953	1.08%
Medline (AKA Mozart Borrower LP)	(12) (13)	First Lien Term Loan	S + 2.25%	6.61%	10/23/2028	2,751	2,754	2,763	0.33%
New You Bariatric Group, LLC (SSJA Bariatric Management LLC)	(4) (6) (16)	First Lien Term Loan	S + 5.25%	9.73%	4/30/2025	7,455	7,455	3,400	0.41%
Organon & Co	(12) (13)	First Lien Term Loan	S + 2.00%	6.62%	5/19/2031	1,418	1,415	1,425	0.17%
Promptcare Infusion Buyer, Inc.	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.44%	9/1/2027	318	317	318	0.04%
Promptcare Infusion Buyer, Inc.	(4) (6) (7) (15)	First Lien Term Loan	S + 6.00%	10.44%	9/1/2027	2,039	2,037	2,039	0.25%
Select Medical Corporation	(12) (13)	First Lien Term Loan	S + 2.00%	6.53%	12/3/2031	824	827	828	0.10%
Southern Veterinary Partners, LLC	(7) (12) (14)	First Lien Term Loan	S + 3.25%	7.71%	12/4/2031	8,329	8,321	8,399	1.02%
TBRS, Inc.	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.26%	11/22/2031	1,953	(10)	(19)	—%
TBRS, Inc.	(4) (7) (11) (13)	Revolving Loan	S + 4.75%	9.26%	11/22/2030	1,243	62	62	0.01%
TBRS, Inc.	(4) (6) (7)	First Lien Term Loan	S + 4.75%	9.26%	11/22/2031	7,160	7,089	7,091	0.85%
Tidi Legacy Products, Inc.	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.25%	9.61%	12/19/2029	15,737	15,736	15,789	1.91%
Tidi Legacy Products, Inc.	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.61%	12/19/2029	4,183	10	14	—%
VMG Holdings LLC (VMG Health)	(4) (6) (14) (15)	First Lien Term Loan	S + 4.75%	9.33%	4/16/2030	19,950	19,763	19,764	2.39%
W2O Holdings, Inc.	(4) (6) (14)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	6/12/2028	6,806	6,806	6,781	0.82%
Wellspring Pharmaceutical Corporation	(4) (14)	First Lien Term Loan	S + 5.00%	9.43%	8/22/2028	6,463	6,423	6,404	0.78%
Wellspring Pharmaceutical Corporation	(4) (14)	First Lien Term Loan	S + 5.00%	9.43%	8/22/2028	4,013	3,958	3,976	0.48%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Wellspring Pharmaceutical Corporation	(4)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	8/22/2028	$1,866	$1,856	$1,849	0.22%
YI, LLC (Young Innovations)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.75%	10.39%	12/3/2029	15,848	15,711	15,710	1.90%
YI, LLC (Young Innovations)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.39%	12/3/2029	3,335	(17)	(29)	—%
Total Healthcare & Pharmaceuticals							207,479	203,607	24.65%

High Tech Industries
Ahead DB Holdings, LLC (Ahead Data Blue LLC)	(6) (12) (14)	First Lien Term Loan	S + 3.50%	7.83%	2/1/2031	5,464	5,438	5,508	0.67%
BMC Software, Inc.	(12)	First Lien Term Loan	S + 4.00%	8.34%	7/30/2031	5,000	4,988	5,047	0.61%
Cedar Services Group, LLC (Evergreen Services Group II)	(4) (7) (14)	First Lien Term Loan	S + 5.50%	9.83%	10/4/2030	3,290	3,246	3,290	0.40%
Cedar Services Group, LLC (Evergreen Services Group II)	(4) (6) (7) (14)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	10/4/2030	2,660	2,654	2,660	0.32%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	2,553	2,541	2,570	0.31%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7) (14)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	14,894	14,820	14,993	1.81%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	10.09%	8/2/2030	2,553	(11)	17	—%
Dragon Buyer, Inc. (NCR Voyix)	(6) (12)	First Lien Term Loan	S + 3.25%	7.58%	9/30/2031	7,000	6,966	7,023	0.85%
Eliassen Group, LLC	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.30%	4/14/2028	229	229	229	0.03%
Eliassen Group, LLC	(4) (6) (7) (15)	First Lien Term Loan	S + 5.75%	10.08%	4/14/2028	3,186	3,186	3,186	0.39%
Ensono, Inc.	(6) (12) (14)	First Lien Term Loan	S + 4.00%	8.47%	5/26/2028	14,961	14,900	14,976	1.81%
GS AcquisitionCo, Inc.	(4) (6) (7) (15)	First Lien Term Loan	S + 5.25%	9.58%	5/25/2028	5,784	5,762	5,762	0.70%
Icon Parent I Inc. (Instructure)	(6) (7) (12)	First Lien Term Loan	S + 3.00%	7.52%	11/13/2031	2,000	1,990	2,010	0.24%
II-VI INCORPORATED	(12) (13)	First Lien Term Loan	S + 2.00%	6.86%	7/2/2029	2,256	2,265	2,265	0.28%
Infobase Acquisition, Inc.	(4) (6) (14) (15)	First Lien Term Loan	S + 5.50%	10.03%	6/14/2028	3,498	3,494	3,498	0.42%
Informatica LLC	(12) (13)	First Lien Term Loan	S + 2.00%	6.61%	10/27/2028	4,455	4,474	4,483	0.54%
Javelin Buyer, Inc.	(4) (6) (7) (14)	First Lien Term Loan	S + 3.25%	7.69%	12/5/2031	7,000	6,990	6,988	0.85%
MKS INSTRUMENTS INC	(12) (13)	First Lien Term Loan	S + 2.00%	6.59%	8/17/2029	3,406	3,425	3,421	0.41%
PointClickCare Technologies	(10) (12) (13)	First Lien Term Loan	S + 3.00%	7.58%	10/11/2031	450	449	453	0.05%
Project Alpha Intermediate Holding, Inc.	(4) (6) (7)	First Lien Term Loan	S + 3.25%	7.84%	10/28/2030	1,000	998	998	0.12%
Quartz Holding Company (Quickbase)	(4) (6) (14)	First Lien Term Loan	S + 3.50%	7.86%	10/2/2028	6,039	6,020	6,013	0.73%
Red Ventures, LLC (New Imagitas, Inc.)	(12) (13)	First Lien Term Loan	S + 2.75%	7.11%	3/3/2030	1,321	1,318	1,328	0.16%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (6) (7)	First Lien Term Loan	S + 4.50%	8.86%	9/30/2031	9,241	9,150	9,153	1.11%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (7) (11)	Revolving Loan	S + 4.50%	8.83%	3/31/2031	1,062	277	277	0.03%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.86%	9/30/2031	3,187	(8)	(30)	—%
Specialist Resources Global Inc.	(4) (6)	First Lien Term Loan	S + 5.00%	9.36%	9/23/2027	1,325	1,314	1,323	0.16%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Specialist Resources Global Inc.	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/23/2027	$11,790	$(23)	$(14)	—%
Specialist Resources Global Inc.	(4) (6) (14)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/23/2027	6,805	6,805	6,797	0.82%
Stratix Holding Corporation	(4) (6) (15)	First Lien Term Loan	S + 5.75%	10.00%	9/15/2028	6,532	6,532	6,532	0.79%
UPC/Sunrise (UPC Financing Partnership)	(12)	First Lien Term Loan	S + 2.93%	7.44%	1/31/2029	1,825	1,818	1,837	0.22%
Validity, Inc.	(4) (6) (15)	First Lien Term Loan	S + 5.25%	9.71%	5/30/2026	7,320	7,317	7,320	0.89%
Venture Buyer, LLC (Velosio)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.25%	9.84%	3/1/2030	7,896	7,851	7,904	0.96%
Venture Buyer, LLC (Velosio)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.84%	3/1/2030	1,635	—	2	—%
Worldpay (GTCR W Merger Sub LLC)	(12) (13)	First Lien Term Loan	S + 3.00%	6.83%	1/31/2031	4,454	4,474	4,486	0.54%
Total High Tech Industries							141,649	142,305	17.22%

Hotel, Gaming & Leisure
Cinemark USA, Inc.	(12) (13)	First Lien Term Loan	S + 4.00%	7.10%	5/24/2030	3,590	3,610	3,617	0.44%
Davidson Hotel Company LLC	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.36%	10/31/2031	2,790	2,762	2,763	0.33%
Davidson Hotel Company LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	10/31/2031	930	(2)	(9)	—%
Total Hotel, Gaming & Leisure							6,370	6,371	0.77%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(4) (6) (15)	First Lien Term Loan	S + 5.75%	10.40%	10/23/2028	3,468	3,471	3,471	0.42%
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(12)	First Lien Term Loan	S + 2.75%	7.11%	1/31/2031	3,720	3,730	3,721	0.45%
Viking Buyer, LLC (Vanguard Packaging LLC)	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.47%	8/9/2026	5,821	5,815	5,792	0.70%
VS Professional Training Acquisitionco, LLC	(4) (6) (15)	First Lien Term Loan	S + 5.25%	9.61%	9/30/2026	4,408	4,408	4,408	0.53%
Total Media: Advertising, Printing & Publishing							17,424	17,392	2.10%

Media: Broadcasting & Subscription
Directv (AKA Directv Financing LLC)	(12)	First Lien Term Loan	S + 5.00%	9.85%	8/2/2027	170	169	171	0.02%
Nexstar Broadcasting, Inc.	(12) (13)	First Lien Term Loan	S + 2.50%	6.96%	9/18/2026	3,479	3,483	3,495	0.42%
Virgin Media Investment Holdings Limited	(12) (13)	First Lien Term Loan	S + 3.25%	7.76%	1/31/2029	1,375	1,357	1,369	0.17%
Ziggo B.V.	(12) (13)	First Lien Term Loan	S + 2.50%	7.01%	4/30/2028	500	492	499	0.06%
Total Media: Media: Broadcasting & Subscription							5,501	5,534	0.67%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Media: Diversified & Production
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	$2,775	$2,737	$2,672	0.32%
Creative Artists Agency, LLC	(12)	First Lien Term Loan	S + 2.75%	7.11%	10/1/2031	1,989	1,998	2,001	0.25%
Total Media: Diversified & Production							4,735	4,673	0.57%

Metals and Mining
Arsenal AIC Parent LLC(Arconic)	(12)	First Lien Term Loan	S + 3.00%	7.61%	8/18/2030	2,602	2,626	2,627	0.32%
Total Metals and Mining							2,626	2,627	0.32%

Retail
Syndigo LLC	(4) (6) (15)	First Lien Term Loan	S + 4.50%	9.28%	12/15/2027	2,724	2,720	2,724	0.33%
Total Retail							2,720	2,724	0.33%

Services: Business
AG Group Holdings, Inc. (Addison Group)	(6) (12) (15)	First Lien Term Loan	S + 4.25%	8.61%	12/29/2028	3,314	3,335	3,338	0.40%
ALKU Intermediate Holdings, LLC	(4) (6)	First Lien Term Loan	S + 6.25%	10.50%	5/23/2029	2,684	2,641	2,707	0.33%
Amex GBT	(12)	First Lien Term Loan	S + 3.00%	7.63%	7/25/2031	800	798	805	0.10%
Archer Acquisition, LLC (ARMstrong)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.43%	10/8/2029	10,467	10,356	10,367	1.25%
Archer Acquisition, LLC (ARMstrong)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.67%	10/8/2029	1,009	271	271	0.03%
Azalea TopCo, Inc. (Press Ganey)	(6) (7) (12) (14)	First Lien Term Loan	S + 3.25%	7.61%	4/30/2031	5,162	5,113	5,183	0.63%
Azorra	(10) (12) (13)	First Lien Term Loan	S + 3.50%	7.86%	10/18/2029	1,496	1,482	1,508	0.18%
Bounteous, Inc.	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.36%	8/2/2027	1,012	1,012	1,011	0.12%
Bounteous, Inc.	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.36%	8/2/2027	493	493	493	0.06%
Bounteous, Inc.	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.36%	8/2/2027	1,955	1,955	1,953	0.24%
Bounteous, Inc.	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.36%	8/2/2027	302	302	301	0.04%
Caldwell & Gregory LLC	(4)	Subordinated Debt	S + 9.25%	13.86% (PIK)	3/31/2031	5,177	5,079	5,168	0.63%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.75% (PIK)	3/26/2031	1,403	1,369	1,368	0.17%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	10.50% (Cash) 1.75% (PIK)	3/26/2031	536	(6)	(13)	—%
Cornerstone Advisors of Arizona, LLC	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.85%	9/24/2026	116	116	116	0.01%
Cornerstone Advisors of Arizona, LLC	(4) (6) (15)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	1,262	1,262	1,262	0.15%
CV Holdco, LLC (Class Valuation)	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	444	440	432	0.05%
CV Holdco, LLC (Class Valuation)	(4)	Subordinated Debt	N/A	11.00%	9/30/2026	10,000	9,919	9,712	1.18%
DISA Holdings Corp. (DISA Global Solutions)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.50%	9/9/2028	1,197	1,186	1,188	0.14%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
DISA Holdings Corp. (DISA Global Solutions)	(4) (6) (15)	First Lien Term Loan	S + 5.00%	9.50%	9/9/2028	$6,652	$6,595	$6,602	0.80%
Esquire Deposition Solutions, LLC	(4)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	1,800	1,760	1,765	0.21%
First Advantage Holdings LLC	(12)	First Lien Term Loan	S + 3.25%	7.61%	10/31/2031	1,335	1,328	1,351	0.16%
Garda World Security Corporation	(10) (12) (13)	First Lien Term Loan	S + 4.00%	7.90%	2/1/2029	1,990	2,015	2,001	0.24%
Genuine Financial Holdings LLC (HireRight)	(12)	First Lien Term Loan	S + 4.00%	8.36%	9/27/2030	5,954	5,899	6,029	0.73%
ICON LUXEMBOURG SARL	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.33%	7/3/2028	100	100	101	0.01%
ICON LUXEMBOURG SARL	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.33%	7/3/2028	25	25	25	—%
ImageFirst Holdings, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 4.25%	8.58%	4/27/2028	15,800	15,787	15,800	1.91%
Ingram Micro Inc	(12)	First Lien Term Loan	S + 3.00%	7.08%	9/22/2031	2,296	2,306	2,311	0.28%
Integrated Power Services Holdings, Inc.	(4) (14)	First Lien Term Loan	S + 4.50%	8.97%	11/22/2028	3,138	3,136	3,138	0.38%
Integrated Power Services Holdings, Inc.	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.97%	11/22/2028	3,180	(7)	—	—%
KENG Acquisition, Inc. (Engage PEO)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.00%	9.36%	8/1/2029	9,057	8,964	8,975	1.09%
KENG Acquisition, Inc. (Engage PEO)	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/1/2029	5,790	(13)	(53)	—%
KENG Acquisition, Inc. (Engage PEO)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/1/2029	7,739	3,400	3,384	0.41%
Kofile, Inc.	(4)	Subordinated Debt	N/A	13.25%	12/31/2027	6,603	6,603	6,251	0.76%
KRIV Acquisition, Inc. (Riveron)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.75%	10.08%	7/6/2029	6,891	6,754	6,827	0.83%
KRIV Acquisition, Inc. (Riveron)	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.08%	7/6/2029	8,276	(39)	(78)	—%
KRIV Acquisition, Inc. (Riveron)	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.08%	7/6/2029	1,034	1,023	1,024	0.12%
LRN Corporation (Lion Merger Sub, Inc.)	(4) (6) (7) (15)	First Lien Term Loan	S + 6.50%	10.93%	12/17/2025	3,254	3,208	3,230	0.39%
LRN Corporation (Lion Merger Sub, Inc.)	(4) (6) (7) (15)	First Lien Term Loan	S + 6.50%	10.93%	12/17/2025	624	615	619	0.07%
LSCS Holdings, Inc. (Dohmen)	(6) (12) (14)	First Lien Term Loan	S + 4.50%	8.97%	12/16/2028	8,708	8,664	8,778	1.06%
McKissock Investment Holdings, LLC (Colibri Group)	(6) (12) (15)	First Lien Term Loan	S + 5.00%	9.80%	3/12/2029	3,890	3,882	3,872	0.47%
McKissock Investment Holdings, LLC (Colibri Group)	(6) (7) (12) (14)	First Lien Term Loan	S + 5.00%	9.62%	3/12/2029	5,940	5,813	5,912	0.72%
NDC Acquisition Corp.	(4) (6) (15)	First Lien Term Loan	S + 5.50%	9.94%	3/9/2027	7,561	7,486	7,561	0.92%
OCM System One Buyer CTB, LLC (System One)	(4) (14)	First Lien Term Loan	S + 3.75%	8.08%	3/2/2028	1,082	1,082	1,082	0.13%
Olympus US Bidco LLC (Phaidon International)	(4) (6) (10) (13) (14) (15)	First Lien Term Loan	S + 5.50%	9.96%	8/22/2029	19,450	19,157	19,105	2.31%
OMNIA Partners, LLC	(7) (12) (14)	First Lien Term Loan	S + 2.75%	7.37%	7/25/2030	2,490	2,476	2,505	0.30%
Open Text Corporation	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.11%	1/31/2030	4,413	4,435	4,419	0.53%
Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (14)	First Lien Term Loan	S + 6.25%	10.68%	6/15/2029	3,986	3,928	3,986	0.48%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (14)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.68%	6/15/2029	$954	$947	$954	0.12%
Safety Infrastructure Services Intermediate LLC	(4) (6) (14)	First Lien Term Loan	S + 4.75%	9.08%	7/21/2028	6,278	6,220	6,203	0.75%
Sagebrush Buyer, LLC (Province)	(4) (14)	First Lien Term Loan	S + 5.00%	9.36%	7/1/2030	4,237	4,196	4,196	0.51%
Soliant Lower Intermediate, LLC	(4)	First Lien Term Loan	S + 3.75%	8.11%	7/18/2031	18,310	18,132	18,310	2.22%
Synechron	(12)	First Lien Term Loan	S + 4.00%	8.11%	10/3/2031	2,000	1,981	2,018	0.24%
Tempo Acquisition, LLC	(12)	First Lien Term Loan	S + 2.00%	6.61%	8/31/2028	3,645	3,659	3,663	0.44%
TouchTunes Music Group, LLC (TouchTunes Interactive Network)	(6) (12) (14)	First Lien Term Loan	S + 4.75%	9.08%	4/2/2029	7,654	7,654	7,686	0.93%
Transit Buyer, LLC (Propark Mobility)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.36%	1/31/2029	6,319	6,263	6,314	0.76%
Transit Buyer, LLC (Propark Mobility)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.37%	1/31/2029	3,605	3,086	3,112	0.38%
Transit Buyer, LLC (Propark Mobility)	(4)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.45%	1/31/2029	8,991	8,970	8,984	1.09%
Trilon Group, LLC	(4) (6) (14)	First Lien Term Loan	S + 5.50%	10.31%	5/25/2029	6,856	6,831	6,813	0.82%
Trilon Group, LLC	(4) (6)	First Lien Term Loan	S + 5.50%	10.31%	5/25/2029	2,999	2,972	2,980	0.36%
Trilon Group, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.12%	5/25/2029	10,071	2,175	2,113	0.26%
TSS Buyer, LLC (Technical Safety Services)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.05%	6/22/2029	616	549	549	0.07%
TSS Buyer, LLC (Technical Safety Services)	(4) (6) (15)	First Lien Term Loan	S + 5.50%	10.24%	6/22/2029	1,341	1,341	1,341	0.16%
Victors CCC Buyer LLC (CrossCountry Consulting)	(4) (7) (14)	First Lien Term Loan	S + 4.75%	9.13%	6/1/2029	1,365	1,346	1,372	0.17%
Victors CCC Buyer LLC (CrossCountry Consulting)	(4) (7)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.30%	6/1/2029	140	139	141	0.02%
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 4.75%	9.08%	7/13/2029	15,204	15,174	15,356	1.86%
Zelis	(12) (13)	First Lien Term Loan	S + 3.00%	7.84%	11/26/2031	2,000	1,990	2,010	0.24%
Total Services: Business							267,130	267,807	32.42%

Services: Consumer
360 Holdco, Inc. (360 Training)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.36%	8/2/2028	3,980	3,953	3,980	0.48%
360 Holdco, Inc. (360 Training)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/2/2028	3,580	—	—	—%
A Place For Mom, Inc.	(4) (6) (15)	First Lien Term Loan	S + 4.50%	8.97%	2/10/2026	16,443	16,443	16,443	2.00%
ADPD Holdings LLC (NearU)	(4) (6) (7)	First Lien Term Loan	S + 6.00%	11.03%	8/16/2028	5,426	5,376	5,167	0.63%
ADPD Holdings LLC (NearU)	(4) (6) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 6.00%	11.03%	8/16/2028	413	—	(20)	—%
ADPD Holdings LLC (NearU)	(4) (6) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 6.00%	11.03%	8/16/2028	832	—	(40)	—%
AMS Parent, LLC (All My Sons)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.00%	9.47%	10/25/2028	5,510	5,486	5,479	0.66%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Apex Service Partners, LLC	(4) (7) (11)	Revolving Loan	S + 5.00%	9.51%	10/24/2029	$1,101	$738	$739	0.09%
Apex Service Partners, LLC	(4) (6) (7)	First Lien Term Loan	S + 5.00%	9.51%	10/24/2030	12,666	12,542	12,550	1.52%
Apex Service Partners, LLC	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.50%	10/24/2030	3,087	879	865	0.10%
Apex Service Partners, LLC	(4) (7)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.51%	10/24/2030	3,106	3,077	3,078	0.37%
Brightspring Health (aka Phoenix Gurantor Inc.)	(12) (13)	First Lien Term Loan	S + 3.00%	6.86%	2/21/2031	3,970	3,957	3,989	0.48%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	673	658	652	0.08%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	514	507	498	0.06%
Excel Fitness Holdings, Inc.	(4) (6) (14)	First Lien Term Loan	S + 5.25%	9.58%	4/27/2029	5,910	5,860	5,895	0.71%
Excel Fitness Holdings, Inc.	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	4/27/2029	2,096	405	419	0.05%
Legacy Service Partners, LLC	(4) (14)	First Lien Term Loan	S + 5.25%	9.73%	1/9/2029	4,024	3,963	4,006	0.48%
Legacy Service Partners, LLC	(4) (6) (14)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.77%	1/9/2029	1,875	1,868	1,867	0.23%
Legacy Service Partners, LLC	(4) (6)	First Lien Term Loan	S + 5.25%	9.75%	1/9/2029	2,593	2,567	2,581	0.31%
Norton Life Lock	(12) (13)	First Lien Term Loan	S + 2.00%	6.11%	9/12/2029	365	365	364	0.04%
NS412, LLC	(4) (6) (15)	First Lien Term Loan	S + 5.00%	9.43%	5/6/2025	5,083	5,004	5,038	0.61%
Perennial Services Group, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 5.50%	10.11%	9/7/2029	6,619	6,649	6,685	0.81%
Perennial Services Group, LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.24%	9/7/2029	7,666	6,073	6,033	0.73%
Perennial Services Group, LLC	(4) (14)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.11%	9/7/2029	1,500	1,498	1,515	0.18%
Protection One (aka Prime Security Services)	(12) (13)	First Lien Term Loan	S + 2.00%	6.52%	10/13/2030	2,225	2,220	2,233	0.27%
Verscend Technologies	(12)	First Lien Term Loan	S + 3.00%	7.30%	5/1/2031	3,474	3,489	3,498	0.42%
Wrench Group LLC	(4) (7) (14)	First Lien Term Loan	S + 4.00%	8.59%	10/30/2028	3,948	3,940	3,941	0.48%
Total Services: Consumer							97,517	97,455	11.79%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(4) (6) (14) (15)	First Lien Term Loan	S + 5.50%	9.88%	7/18/2028	8,971	8,884	8,993	1.09%
Total Sovereign & Public Finance							8,884	8,993	1.09%

Telecommunications
Arise Holdings, Inc.	(4) (6)	First Lien Term Loan	S + 4.50%	8.90%	12/9/2025	6,804	6,787	5,414	0.66%
BCM One, Inc.	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.96%	11/17/2027	661	661	661	0.08%
BCM One, Inc.	(4) (6) (15)	First Lien Term Loan	S + 4.50%	8.89%	11/17/2027	2,090	2,090	2,090	0.25%
Greeneden U.S. Holdings II, LLC (Genesys Telecom Holdings U.S., Inc.)	(12)	First Lien Term Loan	S + 3.00%	7.36%	12/1/2027	1,741	1,754	1,758	0.21%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Iridium Satellite LLC	(12) (13)	First Lien Term Loan	S + 2.00%	6.61%	9/20/2030	$2,297	$2,299	$2,292	0.28%
Mobile Communications America, Inc.	(4) (6) (14) (15)	First Lien Term Loan	S + 5.25%	9.86%	10/16/2029	11,696	11,717	11,788	1.43%
Mobile Communications America, Inc.	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.86%	10/16/2029	5,324	1,046	1,058	0.13%
Sapphire Telecom, Inc.	(4) (6) (14)	First Lien Term Loan	S + 5.00%	9.33%	6/27/2029	16,832	16,676	16,958	2.05%
Total Telecommunications							43,030	42,019	5.09%

Transportation: Cargo
Armstrong Midco, LLC (Armstrong Transport Group)	(4)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,108	1,091	1,083	0.14%
Armstrong Transport Group, LLC	(4)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	5,844	5,749	5,715	0.69%
FSK Pallet Holding Corp. (Kamps Pallets)	(4) (6)	First Lien Term Loan	S + 6.00%	10.74%	12/23/2026	5,865	5,805	5,706	0.69%
Kenco PPC Buyer LLC	(4) (6) (14)	First Lien Term Loan	S + 4.25%	8.99%	11/15/2029	21,169	21,054	21,353	2.58%
Kenco PPC Buyer LLC	(4) (6) (11)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.99%	11/15/2029	3,749	(18)	33	—%
Kenco PPC Buyer LLC	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.99%	11/15/2029	4,920	(44)	43	0.01%
Total Transportation: Cargo							33,637	33,933	4.11%

Transportation: Consumer
Air Canada	(10) (12) (13)	First Lien Term Loan	S + 2.00%	6.34%	3/21/2031	4,035	4,048	4,058	0.50%
American Student Transportation Partners, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/11/2029	1,747	1,711	1,707	0.21%
American Student Transportation Partners, Inc.	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.50% (PIK)	9/24/2029	622	608	608	0.07%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(4) (6) (7) (14) (15)	First Lien Term Loan	S + 5.50%	9.86%	2/14/2031	7,124	7,059	7,059	0.85%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(4) (6) (7) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.86%	2/14/2031	2,051	(9)	(19)	—%
United AirLines, Inc.	(12) (13)	First Lien Term Loan	S + 2.00%	6.63%	2/22/2031	3,723	3,735	3,740	0.45%
WestJet Airlines	(10) (12) (13)	First Lien Term Loan	S + 3.00%	7.58%	2/14/2031	1,737	1,744	1,747	0.21%
Total Transportation: Consumer							18,896	18,900	2.29%

Utilities: Electric
AWP Group Holdings, Inc.	(4) (6) (15)	First Lien Term Loan	S + 4.75%	9.11%	12/23/2030	16,243	16,101	16,090	1.95%
AWP Group Holdings, Inc.	(4) (11)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.11%	12/23/2030	3,077	1,085	1,070	0.13%
AWP Group Holdings, Inc.	(4) (6) (15)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.11%	12/23/2030	635	630	629	0.08%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (6) (7)	First Lien Term Loan	S + 5.00%	9.36%	8/27/2031	13,947	13,811	13,984	1.69%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (7) (11)	Revolving Loan	S + 5.00%	9.36%	8/27/2031	$2,567	$1,131	$1,162	0.14%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (7) (11)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/27/2031	3,487	(17)	9	—%
DMC Holdco, LLC (DMC Power)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.15%	7/13/2029	450	3	3	—%
DMC Holdco, LLC (DMC Power)	(4) (6) (15)	First Lien Term Loan	S + 5.75%	10.15%	7/13/2029	1,335	1,342	1,342	0.16%
KENE Acquisition, Inc. (Entrust Solutions Group)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.59%	2/7/2031	867	88	92	0.01%
KENE Acquisition, Inc. (Entrust Solutions Group)	(4) (6) (15)	First Lien Term Loan	S + 5.25%	9.84%	2/7/2031	1,949	1,943	1,953	0.24%
Pinnacle Supply Partners, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 6.25%	10.81%	4/3/2030	5,908	5,847	5,813	0.70%
Pinnacle Supply Partners, LLC	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.94%	4/3/2030	3,482	1,308	1,273	0.15%
Vistra Operations Co	(12) (13)	First Lien Term Loan	S + 2.00%	6.36%	4/30/2031	3,582	3,597	3,595	0.44%
Total Utilities: Electric							46,869	47,015	5.69%

Utilities: Water
USA Water Intermediate Holdings, LLC	(4) (6) (14) (15)	First Lien Term Loan	S + 4.75%	9.34%	2/21/2031	9,030	8,969	9,030	1.09%
USA Water Intermediate Holdings, LLC	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.34%	2/21/2031	3,498	384	384	0.05%
Total Utilities: Water							9,353	9,414	1.14%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(4) (14)	First Lien Term Loan	S + 6.50%	11.24%	1/19/2029	4,537	4,471	4,543	0.55%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(4) (6) (11)	First Lien Term Loan (Delayed Draw)	S + 6.50%	11.24%	1/19/2029	1,139	(16)	1	—%
ISG Enterprises, LLC (Industrial Service Group)	(4) (14)	First Lien Term Loan	S + 5.75%	10.34%	12/7/2028	2,429	2,394	2,386	0.29%
ISG Enterprises, LLC (Industrial Service Group)	(4) (6) (14) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.34%	12/7/2028	12,007	11,895	11,793	1.43%
ISG Enterprises, LLC (Industrial Service Group)	(4) (6) (11) (15)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.38%	12/7/2028	5,464	5,174	5,111	0.62%
Micronics Filtration Holdings, Inc.	(4)	Subordinated Debt	S + 5.50%	13.18%	2/17/2027	1,880	1,854	1,851	0.22%
New Era Technology, Inc.	(4) (6) (7) (15)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.73%	10/31/2026	6,349	6,095	6,131	0.74%
New Era Technology, Inc.	(4) (6) (7)	First Lien Term Loan	S + 6.25%	10.99%	10/31/2026	6,654	6,642	6,425	0.78%
Solaray, LLC	(4) (6) (7)	First Lien Term Loan	S + 6.75%	11.21%	12/15/2025	6,456	6,456	6,117	0.74%
Total Wholesale							44,965	44,358	5.37%

Total Debt Investments							$1,668,263	$1,661,895	201.16%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(4) (8)	Class A-1 Units	9/1/2023	1,180,000	$1,180	$1,369	0.17%
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	(4) (8)	Partnership Interests	6/21/2024	383,427	383	413	0.05%
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	(4) (8)	Partnership Interests	12/8/2023	76,054	76	82	0.01%
Total Aerospace & Defense					1,639	1,864	0.23%

Automotive
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	(4) (8)	Holdings Subscription	10/31/2024	550,000	550	550	0.07%
Total Automotive					550	550	0.07%

Banking, Finance, Insurance, Real Estate
INS Co-Invest LP (Inszone)	(4) (8) (13)	Partnership Interests	11/29/2023	77,282	77	91	0.01%
R Arax Co-Invest UB, LP (Arax Investment Partners)	(4) (8) (13)	Limited Partnership Interest	2/28/2024	820,313	818	946	0.11%
R Chapel Avenue Holdings Co-Invest UB, LP	(4) (8) (13)	Partnership Interests	12/24/2024	534,752	547	535	0.06%
Total Banking, Finance, Insurance, Real Estate					1,442	1,572	0.18%

Beverage, Food & Tobacco
Marlin Coinvest LP (Fortune International LLC)	(4) (8) (13)	Limited Partnership Interests	5/8/2023	200,000	200	254	0.03%
MidOcean Partners QT Co-Invest, L.P. (QualiTech)	(4) (8)	Class A Units	8/20/2024	972	976	972	0.12%
Spice World	(4) (8)	Common Equity	3/31/2022	1,000	126	143	0.02%
Sugar PPC FT Investor LLC (Sugar Foods)	(4) (8) (13)	Parent Units	9/29/2023	2,000	200	233	0.03%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(4) (8)	Company Unit	10/5/2023	200	200	201	0.02%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(4) (8)	Class B Common Units	10/3/2022	464	1	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(4) (8)	Class A Preferred Units	10/3/2022	464	464	386	0.05%
Total Beverage, Food & Tobacco					2,167	2,189	0.27%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Capital Equipment
EFC Holdings, LLC (EFC International)	(4) (8) (13)	Class A Common Units	3/1/2023	114	$46	$100	0.01%
EFC Holdings, LLC (EFC International)	(4) (8) (13)	Class A Preferred Units	3/1/2023	114	114	132	0.02%
E-Tech Holdings partnership, L.P. (E-Technologies Group, Inc.)	(4) (8)	Partnership Interests	5/22/2024	1,000,000	1,010	715	0.09%
Total Capital Equipment					1,170	947	0.12%

Chemicals, Plastics & Rubber
Meyer Lab Aggregator LP	(4) (8) (13)	Units	2/27/2024	849,000	849	921	0.11%
Total Chemicals, Plastics & Rubber					849	921	0.11%

Construction & Building
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(4) (8)	Series F interests	5/26/2023	254,428	260	336	0.04%
OSP Gannett Aggregator, LP (Gannett Fleming)	(4) (8) (9)	Class A Interests	12/20/2022	178,922	179	236	0.03%
RPI Investments LP (Rose Paving)	(4) (8)	Class A Unit	11/27/2024	690	100	100	0.01%
Trench Plate Rental Co.	(4) (8)	Common Equity	3/31/2022	1,000	127	45	0.01%
Total Construction & Building					666	717	0.09%

Consumer Goods: Non-Durable
Hermod Co-Invest, LP	(4) (8)	Common Units	10/15/2024	500,000	512	500	0.06%
RVGD Aggregator LP (Revision Skincare)	(4) (8)	Common Equity	3/31/2022	100	98	95	0.01%
Showtime Co-Investors LLC (WCI Holdings, LLC)	(4) (8) (13)	Class A1 Units	2/6/2023	534,934	535	506	0.06%
Ultima Health Holdings, LLC	(4) (8)	Preferred units	9/12/2022	11	130	162	0.02%
Total Consumer Goods: Non-Durable					1,275	1,263	0.15%

Containers, Packaging & Glass
Oliver Investors, LP (Oliver Packaging)	(4) (8)	Common Equity	7/6/2022	7,816	742	441	0.06%
PG Aggregator, LLC (Pacur)	(4) (8) (13)	LLC Units	3/31/2022	100	109	106	0.01%
Total Containers, Packaging & Glass					851	547	0.07%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(4) (8)	Class A Common Units	3/30/2023	324,934	356	444	0.05%
KLC Fund 1222-CI LP (Spectrum Science)	(4) (8)	Limited Partner Interests	1/5/2024	241,975	260	151	0.02%
SSJA Bariatric Management LLC	(4) (8)	Class F Units	4/10/2024	442,712	—	—	—%
Total Healthcare & Pharmaceuticals					616	595	0.07%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
High Tech Industries
GrowthCurve Capital Nexus Co-Invest LP (Netchex)	(4) (8)	Limited Partner Interest	3/28/2024	480,000	$513	$532	0.06%
Total High Tech Industries					513	532	0.06%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(4) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	511	0.06%
Total Media: Diversified & Production					655	511	0.06%

Services: Business
COP Village Green Investment, LLC (Village Green Holding)	(4) (8)	Class A Units	9/26/2024	954,000	954	1,125	0.14%
CV Holdco, LLC (Class Valuation)	(4) (8)	Class A Common Units	3/31/2022	1,145	116	121	0.01%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Class A Common Shares	9/11/2023	3,753,613	—	—	—%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Series A Preferred Shares	9/11/2023	10,256,410	389	474	0.06%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Series B Preferred Shares	9/11/2023	3,753,613	600	626	0.08%
Geds Equity Investors, LP (Esquire Deposition Services)	(4) (8)	Class A Limited Partnership Units	7/1/2024	2,424	320	300	0.04%
Kofile, Inc.	(4) (8)	Common Equity	3/31/2022	100	108	166	0.02%
KRIV Co-Invest Holdings, L.P. (Riveron)	(4) (8)	Class A Units	7/17/2023	200	200	176	0.02%
Kwol Co-Invest LP (Worldwide Clinical Trials)	(4) (8)	Class A Interests	12/12/2023	7	74	68	0.01%
KWOL Intermediate, Inc (Worldwide Clinical Trials)	(4) (8)	Series A Preferred Shares	12/12/2023	49	47	51	0.01%
Safety First Topco, L.P. (Smith System)	(4) (8)	Common Units	12/13/2023	84,000	84	95	0.01%
SkyKnight Financial Holdings LP	(4) (8)	Partnership Interests	12/24/2024	432,231	434	432	0.04%
Starlight Co-Invest LP (Sedgwick Claims Management Services)	(4) (8)	Common Equity	10/22/2024	1,000,000	1,003	1,000	0.12%
TL Voltron TopCo, L.P.	(4) (8) (13)	Class A-2 Units	12/27/2024	500,000	500	500	0.06%
Total Services: Business					4,829	5,134	0.62%

Services: Consumer
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	(4) (8)	Partnership Interests	11/7/2023	77	77	106	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4) (8)	Class A Units	7/31/2023	770,000	862	793	0.10%
FS NU Investors, LP (NearU)	(4) (7) (8)	Class A Units	8/11/2022	1,419	142	93	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (8)	Class B Units	1/9/2023	1,963	$196	$259	0.03%
Perennial Services Investors LLC (Perennial Services Group)	(4) (8) (13)	Class A Unit	9/8/2023	1,957	196	225	0.03%
Total Services: Consumer					1,473	1,476	0.18%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(4) (8)	Equity Co-Invest	6/30/2022	106,984	107	186	0.02%
Total Sovereign & Public Finance					107	186	0.02%

Transportation: Consumer
ASTP Holdings Co-Investment LP (American Student Transportation Partners)	(4) (8)	Class A Units	9/11/2023	79,081	81	125	0.02%
Total Transportation: Consumer					81	125	0.02%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(4) (8)	Common Units	4/3/2023	111,875	112	85	0.01%
Total Utilities: Electric					112	85	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(4) (8) (13)	Common Units	2/21/2024	4,226	423	500	0.06%
Total Utilities: Water					423	500	0.06%

Total Equity Investments					$19,418	$19,714	2.39%

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
(15)Denotes that all or a portion of the assets are owned by SPV IV (as defined in Note 1 "Organization"). SPV IV has entered into a senior secured revolving credit facility (the “Scotiabank Credit Facility”). The lenders of the Scotiabank Credit Facility have a first lien security interest in substantially all of the assets of SPV IV. Accordingly, such assets are not available to creditors of the Fund. See Note 6 “Secured Borrowings” for more information.
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
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund primarily focuses on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which the Fund considers the core middle market. The Fund primarily invests in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions in the same portfolio companies. The portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). The Fund targets an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support the Fund’s share repurchase program (as discussed further in Note 8), the Fund also will generally invest 5% to 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
Churchill PCIF Advisor LLC (the “Adviser”), a wholly owned subsidiary of Churchill Asset Management LLC (“Churchill”), serves as the Fund’s investment adviser. The Adviser is responsible for the overall management of the Fund’s activities and has delegated substantially all of its daily portfolio management obligations to Churchill pursuant to a sub-advisory agreement. Churchill is an indirect subsidiary of Nuveen, LLC (“Nuveen”), the investment management division of TIAA (as defined below). The Adviser and Churchill also have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management” and together with the Adviser and Churchill, the “Advisers”), acting through its leveraged finance division, to manage certain of its Liquid Investments, subject to the pace and amount of investment activity in the middle market investment program, pursuant to a sub-advisory agreement. See Note 5, Related Party Transactions.
The Fund was established by Teachers Insurance and Annuity Association of America (“TIAA”), the ultimate parent of Churchill and Nuveen, and operated as a wholly owned subsidiary of TIAA until the Escrow Break Date (as defined below). On March 30, 2022, TIAA purchased 40 shares of the Fund’s Class I shares at $25.00 per share.
NCPIF SPV I LLC (“SPV I”), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), and NCPCIF SPV III, LLC (“SPV III”) were formed on February 25, 2022, April 1, 2022, June 6, 2024, and July 8, 2024, respectively. Each of SPV I, Equity Holdings, SPV II, and SPV III is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of its formation, in accordance with its consolidation policy discussed in Note 2 . On July 16, 2024, the Fund completed a term debt securitization and, in connection therewith, SPV I changed its name to Churchill NCPCIF CLO-I LLC (“CLO-I”). See Note 6. SPV III has not commenced investment operations as of March 31, 2025.
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

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Fund is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the interim period presented, have been included. Operating results for interim periods are not necessarily indicative of operating results for an entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.
Consolidation
As provided under ASC 946, the Fund generally will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2025 and December 31, 2024, the Fund did not hold any restricted cash.
Valuation of Portfolio Investments
Investments are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), and in accordance with the 1940 Act. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous market and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
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
ii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Board to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Fund to provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis and each watch-list investment will be reviewed each quarter), including a review of management’s preliminary valuation and recommendation of fair value;
iii.the Valuation Committee then reviews and discusses the valuations with any input, where appropriate, from the independent third-party valuation firm(s), and determines the fair value of each investment in good faith based on the Fund’s valuation policy, subject to the oversight of the Board; and
iv.the Valuation Designee provides the Board with the information relating to the fair value determination pursuant to the Fund's valuation policy in connection with each quarterly Board meeting, complies with the periodic Board reporting requirements set forth in the Fund’s valuation policy, and discusses with the Board its determination of the fair value of each investment in good faith.
The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include each portfolio company’s credit ratings/risk, current and projected earnings, current and expected leverage, ability to make interest and principal payments, liquidity, compliance with applicable loan covenants, and price to earnings (or other financial) ratios and those of comparable companies, as well as the estimated remaining life of the investment and current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and credit markets that may affect the price at which similar investments would trade. The Valuation Designee also may base its valuation of an investment on recent transactions of investments and securities with similar structure and risk characteristics. The Valuation Designee obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed or are disclosed in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, the Valuation Designee may utilize third-party sources.
When determining NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser updates the value of securities with “readily available market quotations” (as defined in Rule 2a-5 under the 1940 Act) to the most recent market quotation. For securities without readily available market quotations, the Adviser generally values such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, a material change in market spreads, a secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment.
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
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. For the three months ended March 31, 2025 and 2024, the Fund earned $1,544 and $872 respectively, in PIK income provisions, representing 3.62% and 5.43%, of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended March 31, 2025 and 2024, the Fund earned $0 and $49, respectively, in dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2025 and 2024, the Fund earned other income of $176 and $163, respectively, primarily related to amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs on a loan in the portfolio or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2025, the Fund had investments in three portfolio companies on non-accrual status with an aggregate fair value of $13,617 which represented approximately 0.75% of total investments at fair value. As of December 31, 2024, the Fund had an investment in one portfolio company on non-accrual status with an aggregate fair value of $3,400, which represented approximately 0.20% of total investments at fair value.
Deferred Financing Costs and Debt Issuance Costs
Deferred financing costs and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Fund’s borrowings. These costs are deferred and amortized into interest expense over the life of the related debt instruments. The unamortized balance of such costs is included as a direct deduction from the related liability in the accompanying consolidated statements of assets and liabilities. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statements of operations.
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Fund. Organization costs are expensed as incurred and are shown in the Fund's consolidated statements of operations. Refer to Note 5 for further details on the Expense Support Agreement.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the Fund’s registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three months ended March 31, 2025 and 2024, offering costs of $12 and $31, respectively, were incurred, and $187 and $172, respectively, were amortized and recognized as offering costs on the consolidated statements of operations and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
Allocation of Income, Expenses, Gains and Losses
Income, expenses (other than those attributable to a specific class), realized and change in unrealized gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses attributable to a specific class are charged against that class.
Income Taxes
For U.S. federal income tax purposes, the Fund has elected, and intends to qualify annually, to be treated as a RIC under subchapter M of the Code; however, no assurance can be given that the Fund will be able to qualify for and maintain RIC tax status. In order to qualify as a RIC, the Fund must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Fund is generally subject to U.S. federal income tax only on the portion of its taxable income and capital gains it does not distribute.
The minimum distribution requirements applicable to RICs generally require the Fund to timely distribute (or be deemed to distribute) to its shareholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Fund may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Fund is subject to a nondeductible 4% U.S. federal excise tax on undistributed income, unless the Fund distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of the amount by which the Fund’s capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ended October 31 in that calendar year and (3) any certain undistributed amounts from the previous years on which the Fund paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to U.S. federal income tax is considered to have been distributed. The Fund intends to timely distribute to its shareholders substantially all of the Fund’s annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Fund may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax.
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. Each of CLO-I, SPV II, SPV III and SPV IV is a disregarded entity for U.S. federal income tax purposes and will be consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three months ended March 31, 2025 and 2024, the Fund did not incur excise tax expense.

Dividends and Distributions to Common Shareholders

The Fund has declared distributions each month beginning in September 2022 through the date of this Quarterly Report on Form 10-Q and expects to continue to pay regular monthly distributions to the extent the Fund has taxable income. Distributions to shareholders are recorded on the record date. The amount to be distributed to shareholders is determined by the Board and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Fund may decide to retain such capital gains for investment. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
Functional Currency
The functional currency of the Fund is the U.S. Dollar, and all transactions were in U.S. Dollars.
Segment Reporting
The Fund is externally managed and has a single reportable segment in accordance with ASC Topic 280, Segment Reporting (“ASC 280”), which derives investment income from its portfolio of investments. The Fund's accounting policies are further described above in Note 2, Significant Accounting Policies. The chief operating decision makers assess performance for the Fund based on net investment income, net realized and unrealized gains (losses) from investments, and net increase (decrease) in net assets resulting from operations, which are reported on the consolidated statements of operations. The chief operating decision makers may also assess the Fund's performance by completing an industry benchmarking analysis using the metrics disclosed in Note 9, Consolidated Financial Highlights. The Fund's chief operating decision makers are the Fund's investment committee, which is comprised of senior investment personnel of the Churchill investment teams, and the Chief Executive Officer and Chief Financial Officer. Subject to the overall supervision of the Board, Churchill manages the day-to-day operations of, and provides investment advisory and management services to, the Fund. All investment decisions for the Fund require the unanimous approval of the members of the investment committee. The information and operating expense categories included in the consolidated statements of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the chief operating decision makers.

Recent Accounting Pronouncement
In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Fund is currently evaluating the impact of adopting ASU 2024-03.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,707,356	$1,693,417	92.74%	$1,563,049	$1,558,902	92.71%
Subordinated Debt (1)	114,648	111,897	6.13%	105,214	102,993	6.12%
Equity Investments	20,484	20,671	1.13%	19,418	19,714	1.17%
Total	$1,842,488	$1,825,985	100.00%	$1,687,681	$1,681,609	100.00%
Largest portfolio company investment	$24,500	$24,425	1.34%	$20,992	$21,429	1.27%
Average portfolio company investment	$6,398	$6,340	0.35%	$6,137	$6,115	0.36%
_______________
(1)As of March 31, 2025, Subordinated Debt at fair value is comprised of second lien term loans and/or second lien notes of $53,235, mezzanine debt of $57,530 and structured debt of $1,132, and Subordinated Debt at amortized cost is comprised of second lien term loans and/or second lien notes of $55,540, mezzanine debt of $57,968 and structured debt of $1,140. As of December 31, 2024, Subordinated Debt at fair value is comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014 and structured debt of $1,083, and Subordinated Debt at amortized cost is comprised of second lien term loans and/or second lien notes of $51,588, mezzanine debt of $52,535, and structured debt of $1,091.
The industry composition of our portfolio as a percentage of fair value as of March 31, 2025 and December 31, 2024 was as follows:

Industry	March 31, 2025	December 31, 2024
Aerospace & Defense	1.83%	1.93%
Automotive	1.62%	1.72%
Banking, Finance, Insurance & Real Estate	4.41%	3.90%
Beverage, Food & Tobacco	4.57%	5.40%
Capital Equipment	7.72%	7.45%
Chemicals, Plastics & Rubber	2.36%	2.64%
Construction & Building	7.83%	7.12%
Consumer Goods: Durable	1.56%	1.27%
Consumer Goods: Non-durable	3.28%	3.56%
Containers, Packaging & Glass	1.05%	1.14%
Energy: Electricity	1.74%	1.60%
Energy: Oil & Gas	0.58%	0.57%
Environmental Industries	3.88%	4.38%
Healthcare & Pharmaceuticals	14.27%	12.13%
High Tech Industries	7.98%	8.49%
Hotel, Gaming & Leisure	0.35%	0.38%
Media: Advertising, Printing & Publishing	0.93%	1.03%
Media: Broadcasting & Subscription	0.29%	0.33%
Media: Diversified & Production	0.29%	0.31%
Metals & Mining	0.14%	0.16%
Retail	0.15%	0.16%
Services: Business	16.19%	16.22%
Services: Consumer	5.54%	5.88%
Sovereign & Public Finance	0.51%	0.55%
Telecommunications	2.32%	2.50%
Transportation: Cargo	1.89%	2.02%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Transportation: Consumer	1.03%	1.13%
Utilities: Electric	2.61%	2.80%
Utilities: Water	0.56%	0.59%
Wholesale	2.52%	2.64%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,761,574	$1,745,457	95.58%	191.79%
Germany	24,500	24,425	1.34%	2.68%
Canada	23,470	23,300	1.28%	2.56%
United Kingdom	20,165	20,199	1.11%	2.22%
Luxembourg	7,128	6,943	0.38%	0.76%
Netherlands	2,759	2,748	0.15%	0.30%
Cayman Islands	1,479	1,500	0.08%	0.16%
Ireland	1,413	1,413	0.08%	0.16%
Total	$1,842,488	$1,825,985	100.00%	200.63%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,607,181	$1,600,998	95.21%	193.79%
Canada	26,895	26,913	1.60%	3.26%
United Kingdom	20,146	20,205	1.20%	2.45%
Germany	19,571	19,535	1.16%	2.36%
Luxembourg	8,224	8,243	0.49%	1.00%
Netherlands	2,766	2,784	0.17%	0.34%
Cayman Islands	1,482	1,508	0.09%	0.18%
Ireland	1,416	1,423	0.08%	0.17%
Total	$1,687,681	$1,681,609	100.00%	203.55%
As of March 31, 2025 and December 31, 2024, on a fair value basis, 94.48% and 94.53%, respectively, of the Fund’s debt investments earn interest at a floating rate and 5.52% and 5.47%, respectively, of the Fund’s debt investments earn interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class, as of March 31, 2025 and December 31, 2024, according to the fair value hierarchy:

As of March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$277,298	$1,416,119	$1,693,417
Subordinated Debt (1)	—	—	111,897	111,897
Equity Investments	—	—	20,671	20,671
Cash Equivalents	67,273	—	—	67,273
Total	$67,273	$277,298	$1,548,687	$1,893,258
_______________
(1)Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $53,235, mezzanine debt of $57,530, and structured debt of $1,132.

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
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended March 31, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2024	$1,270,084	$102,993	$19,714	$1,392,791
Purchase of investments	197,617	7,809	1,065	206,491
Proceeds from principal repayments and sales of investments	(55,333)	(5)	—	(55,338)
Payment-in-kind interest	34	1,510	—	1,544
Amortization of premium/accretion of discount, net	1,038	122	—	1,160
Net realized gain (loss) on investments	229	—	—	229
Net change in unrealized appreciation (depreciation) on investments	(6,341)	(532)	(108)	(6,981)
Transfers out of Level 3 (1)	(7,986)	—	—	(7,986)
Transfers to Level 3 (1)	16,777	—	—	16,777
Balance as of March 31, 2025	$1,416,119	$111,897	$20,671	$1,548,687

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2025	$(6,170)	$(532)	$(108)	$(6,810)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers between Level 3 and Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	As of and for the Three Months Ended March 31, 2024
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
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value at March 31, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,212,250	Yield Method	Market Yield Discount Rate	6.09%	19.02%	9.37%
First-Lien Debt	13,617	Market Approach	EBITDA Multiple	0.40x	10.00x	8.92x
Subordinated Debt	101,910	Yield Method	Market Yield Discount Rate	11.82%	25.00%	15.32%
Subordinated Debt	1,844	Market Approach	EBITDA Multiple	14.00x	14.00x	14.00x
Equity Investments	18,840	Market Approach	EBITDA Multiple	5.25x	20.00x	12.60x
Equity Investments	148	Market Approach	ARR Multiple	10.00x	10.00x	10.00x
Equity Investments	683	Yield Method	Market Yield Discount Rate	8.36%	15.81%	9.45%
Total	$1,349,292
First Lien Debt in the amount of $190,252, Subordinated Debt in the amount of $8,143, and equity investments in the amount of $1,000 at March 31, 2025 have been excluded from the table above as the investments are valued using recent transaction price.

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Debt investments are generally valued using the yield method. Under the yield method, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Fund’s investment within the portfolio company’s capital structure. Debt investments also may be valued using a market approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. Certain factors are considered when selecting the appropriate companies whose multiples are used in the valuation. These factors may include the type of organization, similarity to the business being valued and relevant risk factors, as well as size, profitability and growth expectations. A recent transaction, if applicable, also may be factored into the valuation if the transaction price is believed to be an indicator of value.
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
Alternative valuation methodologies may be used as deemed appropriate for debt or equity investments and may include, but are not limited to, a market approach, income approach, or liquidation (recovery) approach.
Weighted average inputs are calculated based on the relative fair value of the investments.
Financial Instruments disclosed but not carried at fair value
The carrying value and fair value of the Fund’s debt obligations were as follows:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank of America Credit Facility	$316,000	$316,000	$325,000	$325,000
Scotiabank Credit Facility	321,000	321,000	278,500	278,500
2024 Debt	306,000	305,565	306,000	307,609
Total	$943,000	$942,565	$909,500	$911,109
The fair value of the Fund's credit facilities, which would be categorized as Level 3 within the fair value hierarchy, approximates their carrying values. These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements.

The fair value of the 2024 Debt (as defined in Note 6) was based on market quotations(s) received from broker/dealer(s). The fair value measurement was based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and thus represent Level 2 measurements.

5. RELATED PARTY TRANSACTIONS
Advisory Agreement
On March 31, 2022, the Fund entered into an investment advisory agreement with Churchill (which was amended on August 3, 2022, January 10, 2023, and August 2, 2023, the “Prior Advisory Agreement”). In connection with an internal reorganization of Churchill with respect to the advisory services being provided to the Fund, the Adviser serves as the Fund’s investment adviser pursuant to the Advisory Agreement, rather than Churchill. On February 20, 2024, the Board, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), approved the Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees, as required by the 1940 Act. In connection therewith, the Advisory Agreement was approved by the Fund’s shareholders on May 28, 2024, and became effective on such date.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Adviser is responsible for the overall management of the Fund’s activities under the Advisory Agreement and has delegated substantially all of its daily portfolio management obligations as set forth in the Advisory Agreement to Churchill pursuant to the CAM Sub-Advisory Agreement (as described below). The Advisory Agreement is identical to the Prior Advisory Agreement except the initial term began on May 28, 2024, the effective date of the Advisory Agreement.
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
Base Management Fee
The management fee is payable monthly in arrears at an annual rate of 0.75% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has operations, net assets will be measured using the beginning net assets as of the Escrow Break Date. In addition, the management fee was waived in full until June 1, 2024, the expiry of twelve months following the Escrow Break Date, and 50% of the management fee will be waived for the period from June 1, 2024 through May 31, 2025.
For the three months ended March 31, 2025, base management fees earned were $1,602, of which $801 were waived by the Adviser. As of March 31, 2025, $801 was payable to the Adviser related to management fees. For the three months ended March 31, 2024, base management fees earned were $689, all of which were waived by the Adviser. As of December 31, 2024, no amounts were payable to the Adviser related to management fees.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
Incentive Fee Based on Income
The portion based on income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or the percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).
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
The Adviser has agreed to waive the incentive fee based on income in full until the period ending May 31, 2025. For the three months ended March 31, 2025, income based incentive fees were $3,876, which were waived by the Adviser. As of March 31, 2025, no amounts were payable to the Adviser related to income based incentive fees. For the three months ended March 31, 2024, income based incentive fees were $1,755, which were waived by the Adviser. As of December 31, 2024, no amounts were payable to the Adviser related to income based incentive fees.
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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the three months ended March 31, 2025 and 2024, the Fund did not incur any incentive fee based on capital gains.
Sub-Advisory Agreements
CAM Sub-Advisory Agreement
On February 20, 2024, the Board, including all of the Independent Trustees, approved a sub-advisory agreement by and between the Adviser and Churchill (the “CAM Sub-Advisory Agreement”) in accordance with, and on the basis of an evaluation satisfactory to such trustees, as required by the 1940 Act. The CAM Sub-Advisory Agreement was approved by the Fund’s shareholders on May 28, 2024, and became effective on such date. Pursuant to the CAM Sub-Advisory Agreement, the Adviser will pay Churchill 70% of the aggregate amount of the management fee, the incentive fee on income, and the incentive fee on capital gains as set forth in the Advisory Agreement. The management fee and the incentive fee on income will be payable quarterly in arrears and the incentive fee on capital gains will be payable annually pursuant to the terms of the Advisory Agreement. Fees payable to Churchill will be borne entirely by the Adviser and will not be directly incurred by the Fund.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

NAM Sub-Advisory Agreement
On March 31, 2022, Churchill entered into a sub-advisory agreement with Nuveen Asset Management (as amended on August 3, 2022, the “Prior NAM Sub-Advisory Agreement”). On February 20, 2024, the Board, including all of the Independent Trustees, also approved a new sub-advisory agreement by and among the Adviser, Churchill and Nuveen Asset Management (the “NAM Sub-Advisory Agreement”) in accordance with, and on the basis of an evaluation satisfactory to such trustees, as required by the 1940 Act. The NAM Sub-Advisory Agreement was approved by the Fund’s shareholders on May 28, 2024, and became effective on such date. Nuveen Asset Management may manage certain of the Liquid Investments pursuant to the NAM Sub-Advisory Agreement. Churchill has general oversight over the investment process on behalf of the Fund and manages the capital structure of the Fund, including, but not limited to, asset and liability management. The only changes to the NAM Sub-Advisory Agreement relate to the internal reorganization described above and are as follows: (i) adding the Adviser as a party to the agreement to satisfy a technical requirement under the 1940 Act that requires the Fund or the investment adviser to be in privity of contract with a sub-adviser; and (ii) changing the calculation of the compensation payable by the Adviser to Nuveen Asset Management. Under the Prior NAM Sub-Advisory Agreement, Churchill paid, monthly in arrears, 0.375% of the daily weighted average principal amount of the liquid investments managed by Nuveen Asset Management. Under the NAM Sub-Advisory Agreement, the Adviser will pay, monthly in arrears, 50% of the aggregate amount of the management fee payable to the Adviser under the Advisory Agreement associated with the Liquid Investments managed by Nuveen Asset Management at the direction of Churchill. Fees payable to Nuveen Asset Management will be borne entirely by the Adviser and will not be directly incurred by the Fund.
The NAM Sub-Advisory Agreement will remain in effect for a period of two years from its effective date, May 28, 2024, and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.
Administration Agreement
On March 31, 2022, the Fund entered into an administration agreement (as amended on January 10, 2023 and October 30, 2024, the “Administration Agreement”) with Churchill BDC Administration LLC (the “Administrator”), which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Fund with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, assisting the Fund with the preparation of the financial records that the Fund is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or Churchill, the Administrator also may provide significant managerial assistance on the Fund’s behalf to those portfolio companies that have accepted the Fund’s offer to provide such assistance. U.S. Bancorp Fund Services, LLC provides the Fund with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
For the three months ended March 31, 2025 and 2024, the Fund incurred $429 and $166, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of March 31, 2025 and December 31, 2024, $673 and $383, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
For the three months ended March 31, 2025, the Fund accrued distribution and shareholder servicing fees of $46 and $10 that were attributable to Class S and Class D shares, respectively. For the three months ended March 31, 2024, the Fund accrued distribution and shareholder servicing fees of $14 and $4 that were attributable to Class S and Class D shares, respectively. As of March 31, 2025 and December 31, 2024, $30 and $26, respectively, of shareholder servicing fees remain payable and are included in the accounts payable and accrued expenses in the consolidated statements of assets and liabilities.
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
No Reimbursement Payment for any month will be made if (1) the annualized rate of regular cash distributions declared by the Fund at the time of such Reimbursement Payment is less than the annualized rate of regular cash distributions declared by the Fund at the time the Expense Payment was made to which such Reimbursement Payment relates or (2) the Fund’s Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The Operating Expense Ratio is calculated by dividing the Fund’s operating costs and expenses incurred, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Fund’s net assets. The Fund’s obligation to make a Reimbursement Payment will automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent that Nuveen Alternative Holdings has waived its right to receive such payment for the applicable month.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
Total	$3,624	$—	$(983)	$2,641
__________
(1)The effective rate of distribution per share is expressed as a percentage equal to the projected annualized regular distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding) divided by the Fund’s gross offering price per share as of each quarter ended.
(2)The operating expense ratio is calculated by dividing the quarterly operating expenses, less organizational and offering expenses, base management fee and incentive fees owed to the Adviser, and interest expense, by the Fund’s net assets as of each quarter end.

For the three months ended March 31, 2025, there were no Reimbursement Payments to Nuveen Alternative Holdings.
Board of Trustees’ Fees

The Board consists of six members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three months ended March 31, 2025 and 2024, the Fund incurred $131 and $125, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of March 31, 2025 and December 31, 2024, $125 and $325, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser and Churchill may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser and Churchill for such amounts paid on its behalf. Amounts payable to the Adviser and Churchill are settled in the normal course of business without formal payment terms. As of March 31, 2025 and December 31, 2024, the Fund owed the Adviser and Churchill $1,304 and $886, respectively, for reimbursements including the Fund’s allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

6. SECURED BORROWINGS
CLO-I, SPV II, and SPV IV are parties to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Fund’s asset coverage was 196.51% and 190.83%, respectively.
Bank of America Credit Facility
On April 19, 2022, a wholly owned subsidiary of the Fund entered into a credit agreement with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (the “Bank of America Credit Facility Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”). The Bank of America Credit Facility was amended on October 4, 2022, March 21, 2023, July 16, 2024, September 19, 2024 and February 6, 2025. The most recent amendment on February 6, 2025, among other things: (i) reduced the portion of the applicable rate calculation attributable to qualifying syndicated loans from 1.75% to 1.60%; and (ii) extended the period in which a fee is payable by the Fund in the event that the commitments under the Bank of America Credit Agreement are terminated in whole or in part (such fee, the “Make-Whole Fee”) such that the rate upon which the Make-Whole Fee is calculated will equal (a) 2.00% prior to December 19, 2025, (b) 0.50% during the period beginning on December 19, 2025 through but excluding December 19, 2026 and (c) 0.0% thereafter. The maximum amount available under the Bank of America Credit Facility is $350,000, effective December 9, 2024. The availability period and the maturity date of the Bank of America Credit Facility is September 19, 2027 and September 19, 2029, respectively.

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

As of March 31, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.88% per annum. As of March 31, 2024, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 2.40% per annum. Interest is payable monthly in arrears.

On July 16, 2024, SPV II entered into the borrower joinder agreement to become party to the Bank of America Credit Facility Agreement and pledged all of its assets to the collateral agent to secure its obligations under the Bank of America Credit Facility. The Fund and SPV II have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.

For the three months ended March 31, 2025 and 2024, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$4,411	$2,880
Unused fees	67	103
Amortization of deferred financing costs	129	43
Total interest and debt financing expenses	$4,607	$3,026

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
The notes offered in the 2024 Debt Securitization (the “2024 Notes”) were issued by CLO-I (formerly known as SPV I) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to an indenture and security agreement, dated as of July 16, 2024 (the “Indenture”). The 2024 Notes consist of $197,000 of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 1.70%; $48,000 of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 1.95%; $26,000 of A Class C 2024 Notes, which bear interest at the three-month Term SOFR plus 2.55%; and $92,700 of Subordinated 2024 Notes, which do not bear interest. The Fund directly owns all of the Subordinated 2024 Notes and, as such, these notes are eliminated in consolidation.
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
For the three months ended March 31, 2025, the components of interest expense related to the 2024 Notes were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$4,816	$—
Unused fees	—	—
Amortization of deferred financing costs	112	—
Total interest and debt financing expenses	$4,928	$—

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Scotiabank Credit Facility
On July 19, 2024, SPV IV entered into a credit agreement (as amended on August 1, 2024, the “Scotiabank Credit Facility Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility”) with the lenders from time to time parties thereto, NCPCF, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility. The Scotiabank Credit Facility Agreement provides for borrowings in an aggregate amount up to $450,000. The Scotiabank Credit Facility Agreement was amended on February 4, 2025 to, among other things, add broadly syndicated loans to the definition of collateral loan to permit advances thereon.
Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by SPV IV and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus an applicable spread, or (y) the greater of (i) zero and (ii) the greater of (a) the Federal Funds Rate in effect for any day plus 0.5% per annum plus an applicable spread or (b) the Prime Rate in effect for any day plus an applicable spread. As of March 31, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily, plus 2.25% per annum. Interest is payable quarterly. Any amounts borrowed under the Scotiabank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 19, 2033.
For the three months ended March 31, 2025 and 2024, the components of interest expense related to the Scotiabank Credit Facility were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$4,442	$—
Unused fees	225	—
Amortization of deferred financing costs	38	—
Total interest and debt financing expenses	$4,705	$—
Summary of Secured Borrowings
The Fund’s debt obligations consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Bank of America Credit Facility	Scotiabank Credit Facility	CLO-I	Total
Total Commitment	$350,000	$450,000	$306,000	$1,106,000
Borrowings Outstanding (1)	316,000	321,000	306,000	943,000
Unused Portion (2)	34,000	129,000	—	163,000
Amount Available (3)	23,243	105,569	—	128,812
_______________
(1)Borrowings outstanding on the consolidated statement of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

	December 31, 2024
	Bank of America Credit Facility	Scotiabank Credit Facility	CLO-I	Total
Total Commitment	$350,000	$450,000	$306,000	$1,106,000
Borrowings Outstanding (1)	325,000	278,500	306,000	909,500
Unused Portion (2)	25,000	171,500	—	196,500
Amount Available (3)	12,003	145,347	—	157,350
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three months ended March 31, 2025 and 2024, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$13,669	$2,880
Unused fees	292	103
Amortization of deferred financing costs	279	43
Total interest and debt financing expenses	$14,240	$3,026
Average interest rate (1)	6.60%	8.13%
Average daily borrowings	$858,328	$147,591
______________
(1)Average interest rate includes borrowing interest expense and unused fees.

Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of March 31, 2025 and December 31, 2024:

	Payments Due by Period
As of March 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$316,000	$—	$—	$316,000	$—
Scotiabank Credit Facility	321,000	—	—	—	321,000
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$943,000	$—	$—	$316,000	$627,000

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$325,000	$—	$—	$325,000	$—
Scotiabank Credit Facility	278,500	—	—	—	278,500
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$909,500	$—	$—	$325,000	$584,500
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2025 and December 31, 2024 for any such exposure.
As of March 31, 2025 and December 31, 2024, the Fund had the following unfunded investment commitments:

Portfolio Company	March 31, 2025	December 31, 2024
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$3,580	$3,580
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,750	2,346
ACP Maverick Holdings, Inc. - Delayed Draw Loan	3,636	—
ADPD Holdings LLC (NearU) - Delayed Draw Loan	980	1,246
All Star Recruiting Locums, LLC (All Star Healthcare Solutions) - Delayed Draw Loan	1,063	1,063
All4 Buyer, LLC - Delayed Draw Loan	2,108	—
AmerCareRoyal, LLC - Delayed Draw Loan	3,307	3,307

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	March 31, 2025	December 31, 2024
Apex Service Partners, LLC - Delayed Draw Loan	$1,117	$2,194
Apex Service Partners, LLC - Revolving Loan	169	352
R Arax Co-Invest UB, LP (Arax Investment Partners)	533	533
Archer Acquisition, LLC (ARMstrong) -Delayed Draw Loan	729	729
Ascend Partner Services LLC - Delayed Draw Loan	9,077	12,642
ASTP Holdings Co-Investment LP (American Student Transportation Partners)	82	82
AWP Group Holdings, Inc. - Delayed Draw Loan	1,978	1,978
Big Apple Advisory, LLC - Delayed Draw Loan	4,305	4,305
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,019	—
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	4,750	2,439
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	4,418	4,418
CMP Ren Partners I-A LP (LMI Consulting, LLC)	2	2
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	6	6
Cobalt Service Partners, LLC - Delayed Draw Loan	9,694	12,048
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	1,655	1,655
Coding Solutions Acquisition, Inc. - Revolving Loan	138	138
Cohen Advisory, LLC - Delayed Draw Loan	4,073	4,265
Cohnreznick Advisory LLC - Delayed Draw Loan	2,350	—
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	—	550
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.) - Delayed Draw Loan	1,000	1,000
COP Village Green Acquisitions, Inc. (Village Green Holding) - Delayed Draw Loan	536	536
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	3,487	3,487
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	1,232	1,411
Davidson Hotel Company LLC - Delayed Draw Loan	930	930
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	2,553	2,553
DMC Holdco, LLC (DMC Power) - Delayed Draw Loan	450	450
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	1,042	135
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	2,051	2,051
Excel Fitness Holdings, Inc. - Delayed Draw Loan	1,677	1,677
FirstCall Mechanical Group, LLC - Delayed Draw Loan	10,800	13,600
FoodScience, LLC - Delayed Draw Loan	5,588	5,588
Gannett Fleming, Inc. - Revolving Loan	2,131	2,131
Health Management Associates, Inc. - Delayed Draw Loan	433	773
Heartland Paving Partners, LLC - Delayed Draw Loan	9,143	11,429
Heartland Veterinary Partners LLC - Delayed Draw Loan	—	1,966
HMN Acquirer Corp. - Delayed Draw Loan	2,144	2,144
Impact Advisors, LLC - Delayed Draw Loan	7,143	—
Impact Parent Corporation (Impact Environmental Group) - Delayed Draw Loan	247	—
INS Co-Invest LP (Inszone)	3	3
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions) - Delayed Draw Loan	—	1,139
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	2,798	3,180
ISG Enterprises, LLC (Industrial Service Group) - Delayed Draw Loan	256	256
JKC Buyer, Inc. (J. Knipper and Company Inc) - Delayed Draw Loan	1,858	—

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	March 31, 2025	December 31, 2024
Kenco PPC Buyer LLC - Delayed Draw Loan	$7,619	$8,669
KENE Acquisition, Inc. (Entrust Solutions Group) - Delayed Draw Loan	777	777
KENG Acquisition, Inc. (Engage PEO) - Delayed Draw Loan	8,707	10,074
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	1,708	1,708
KRIV Acquisition, Inc. (Riveron) - Delayed Draw Loan	8,276	8,276
Lavie Group, Inc. - Delayed Draw Loan	651	—
Matador US Buyer, LLC (Insulation Technology Group) - Delayed Draw Loan	249	5,226
MEI Buyer LLC - Delayed Draw Loan	1,855	—
Mobile Communications America, Inc. - Delayed Draw Loan	3,794	4,308
MPG Parent Holdings, LLC (Market Performance Group) - Delayed Darw Loan	4,397	4,397
NFM & J, L.P. (The Facilities Group) - Delayed Draw Loan	1,375	1,375
North Haven Stack Buyer, LLC - Delayed Draw Loan	2,340	2,839
Online Labels Group, LLC - Delayed Draw Loan	499	771
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	20,481	20,481
Ovation Holdings, Inc - Delayed Draw Loan	3,259	6,983
Palmetto Acquisitionco, Inc. (Tech24) - Delayed Draw Loan	431	431
Perennial Services Group, LLC - Delayed Draw Loan	540	1,560
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,571	2,153
PT Intermediate Holdings III, LLC - Delayed Draw Loan	196	196
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	1,768	2,903
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	5,625	1,289
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	3,187	3,187
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	775	775
Rose Paving, LLC - Delayed Draw Loan	146	146
Safety Infrastructure Services Intermediate LLC - Delayed Draw Loan	2,877	—
SCIC Buyer, Inc. - Delayed Draw Loan	2,745	—
Secretariat Advisors LLC - Delayed Draw Loan	804	—
SI Solutions, LLC - Delayed Draw Loan	4,951	4,951
Signia Aerospace, LLC - Delayed Draw Loan	108	108
SkyKnight Financial Holdings LP	—	50
Smith & Howard Advisory LLC - Delayed Draw Loan	1,096	2,078
Specialist Resources Global Inc. - Delayed Draw Loan	11,790	11,790
Sugar PPC Buyer LLC (Sugar Foods) - Delayed Draw Loan	4,348	4,348
Tau Buyer, LLC - Delayed Draw Loan	3,290	—
Tau Buyer, LLC - Revolving Loan	1,720	—
TBRS, Inc. - Delayed Draw Loan	1,953	1,953
TBRS, Inc. - Revolving Loan	1,168	1,168
Thermostat Purchaser III, Inc. - Delayed Draw Loan	2,003	3,284
Tidi Legacy Products, Inc. - Delayed Draw Loan	4,183	4,183
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	489	489
Trilon Group, LLC - Delayed Draw Loan	—	7,896
TSS Buyer, LLC (Technical Safety Services) - Delayed Draw Loan	56	68
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	2,793	3,114
USALCO - Delayed Draw Loan	131	131
Vensure Employer Services, Inc. - Delayed Draw Loan	2,626	2,751
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,635	1,635
Vertex Service Partners, LLC - Delayed Draw Loan	7,194	8,760

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	March 31, 2025	December 31, 2024
Vessco Midco Holdings, LLC - Delayed Draw Loan	$3,365	$3,365
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
WSB Engineering Holdings Inc. - Delayed Draw Loan	333	361
YI, LLC (Young Innovations) - Delayed Draw Loan	3,335	3,335
Total unfunded commitments	$268,706	$274,125
The Fund seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of March 31, 2025, the Fund had adequate financial resources to satisfy its unfunded investment commitments.
8. NET ASSETS
In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares for each class.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share, and on March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. As of March 31, 2025, TIAA owned 4,035,125 shares of the Fund’s Class I shares of beneficial interest both directly and indirectly through private funds TIAA controls.
On the Escrow Break Date, the Fund had satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow.
The following table presents transactions in Common Shares during the three months ended March 31, 2025 (dollars in thousands except share amounts):

	March 31, 2025
	Shares	Amount
CLASS S
Subscriptions	189,647	$4,685
Share transfers between classes	(4,050)	(100)
Distributions reinvested	5,539	137
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	191,136	$4,722
CLASS D
Subscriptions	45,922	$1,137
Share transfers between classes	(5,684)	(141)
Distributions reinvested	12,574	311
Share repurchases, net of early repurchase deduction	(5,467)	(135)
Net increase (decrease)	47,345	$1,172
CLASS I
Subscriptions	3,253,184	$80,612
Share transfers between classes	9,723	241
Distributions reinvested	363,382	9,000
Share repurchases, net of early repurchase deduction	(242,124)	(5,965)
Net increase (decrease)	3,384,165	$83,888

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents transactions in Common Shares during the three months ended March 31, 2024 (dollars in thousands except share amounts):

	March 31, 2024
	Shares	Amount
CLASS S
Subscriptions	190,165	$4,698
Share transfers between classes	(4,107)	(101)
Distributions reinvested	1,957	48
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	188,015	$4,645
CLASS D
Subscriptions	251,269	$6,215
Share transfers between classes	—	—
Distributions reinvested	3,105	77
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	254,374	$6,292
CLASS I
Subscriptions	4,499,427	$111,348
Share transfers between classes	4,104	101
Distributions reinvested	53,126	1,314
Share repurchases, net of early repurchase deduction	(11,327)	(273)
Net increase (decrease)	4,545,330	$112,490
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents each month-end net offering price for Class S, Class D, and Class I Common Shares, which approximately equals their respective NAV per share, for the three months ended March 31, 2025 and 2024:

	Net Offering Price Per Share
For The Months Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64

	Net Offering Price Per Share
For the Months Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
Distributions
The following table summarizes the Fund’s distributions recorded for the three months ended March 31, 2025 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.183	$156
February 27, 2025	February 28, 2025	March 28, 2025	$0.183	$162
March 28, 2025	March 31, 2025	April 29, 2025	$0.183	$172

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.195	$162
February 27, 2025	February 28, 2025	March 28, 2025	$0.195	$165
March 28, 2025	March 31, 2025	April 29, 2025	$0.195	$170

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.200	$6,741
February 27, 2025	February 28, 2025	March 28, 2025	$0.200	$6,901
March 28, 2025	March 31, 2025	April 29, 2025	$0.200	$7,076
_______________
(1)Distributions are net of distribution and servicing fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table summarizes the Fund’s distributions recorded for the three months ended March 31, 2024 (dollars in thousands except per share amounts):

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
_______________
(1)Distributions are net of distribution and servicing fees.

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
Character of Distributions
The Fund may fund its cash distributions to shareholders from any source of funds available to the Fund, including, but not limited to, offering proceeds, net investment income from operations, capital gain proceeds from the sale of assets, borrowings, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies, and expense support from an affiliate of the Adviser, which is subject to recoupment.
Through March 31, 2025, a portion of the Fund’s distributions resulted from expense support from an affiliate of the Adviser, and future distributions may result from expense support from an affiliate of the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance and can only be sustained if the Fund achieves positive investment performance in future periods and/or an affiliate of the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the for the three months ended March 31, 2025 (dollars in thousands except share amounts):

	Class S		Class D		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.549	$490	$0.585	$497	$0.600	$20,718
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$0.549	$490	$0.585	$497	$0.600	$20,718

The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the three months ended March 31, 2024 (dollars in thousands except share amounts):

	Class S		Class D		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.699	$190	$0.735	$187	$0.750	$12,022
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$0.699	$190	$0.735	$187	$0.750	$12,022

Share Repurchase Program

Beginning with the fiscal quarter ended September 30, 2023, the Fund commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of the Fund and shareholders and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, the Board is not required to authorize the recommencement of the share repurchase program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.
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
Payment for repurchased shares may require the Fund to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase the Fund’s investment-related expenses as a result of higher portfolio turnover rates. The Adviser intends to take measures, subject to policies as may be established by the Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions: TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of the Fund’s aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the Share Repurchase Plan limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

repurchase up to the overall share repurchase program limits. Notwithstanding the foregoing, TIAA may sell a portion of its Class I shares to unaffiliated investors in reliance upon an exemption from registration under the Securities Act.
For the three months ended March 31, 2025, approximately 242,124 Class I shares and 5,467 Class D shares were repurchased. For the three months ended March 31, 2024, 11,327 Class I shares were repurchased.
The following table presents the share repurchases completed for the three months ended March 31, 2025 and 2024 (dollars in thousands except share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.74	$24.79	$24.80
Net investment income (loss) (1)	0.67	0.71	0.72
Net realized gains (losses) (1)	0.01	0.01	0.01
Net change in unrealized appreciation (depreciation) (1)	(0.29)	(0.29)	(0.29)
Net increase (decrease) in net assets resulting from operations	0.39	0.43	0.44
Shareholder distributions (2)	(0.55)	(0.59)	(0.60)
Early repurchase deduction fees (8)	—	—	—
Other (3)	—	—	—
Net asset value, end of period	$24.58	$24.63	$24.64

Supplemental Data:
Net assets, end of period	$23,121	$21,226	$865,718
Shares outstanding, end of period	940,627	861,696	35,134,307
Total return (4)	1.58%	1.72%	1.79%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	11.09%	9.98%	9.98%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	10.09%	9.02%	9.00%
Ratio of net investment income (loss) to average net assets (5)	10.28%	10.52%	10.92%
Portfolio turnover rate (7)	3.67%	3.67%	3.67%
Asset coverage ratio (9)	196.51%	196.51%	196.51%
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Fund’s distribution reinvestment plan), divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total return is not annualized for period shorter than one year.
(5)Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support and the waiver of 50% of the management fee and 100% of the income-based incentive fees. Ratios are annualized for periods less than one year. Management fee and income-based incentive fees waivers are annualized through the expiration date of the waivers.
(6)The ratio of interest and debt financing expenses to average net assets for the three months ended March 31, 2025 was 6.80%, 6.53% and 6.65% for Class S, Class D, and Class I shares, respectively, and is annualized for periods less than one year.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(8)The per share amount rounds to less than $0.01 per share in connection with Class I and Class D repurchased shares during the period. There were no Class S shares repurchased during the period.
(9)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period divided by (ii) total debt outstanding at the end of the period.

The following is a schedule of consolidated financial highlights for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.69	$24.73	$24.73
Net investment income (loss) (1)	0.70	0.73	0.75
Net realized gains (losses) (1)	—	0.01	—
Net change in unrealized appreciation (depreciation) (1)	(0.15)	(0.18)	(0.14)
Net increase (decrease) in net assets resulting from operations	0.55	0.56	0.61
Shareholder distributions (2)	(0.70)	(0.74)	(0.75)
Other (3)	0.04	0.06	0.03
Net asset value, end of period	$24.58	$24.61	$24.62

Supplemental Data:
Net assets, end of period	$8,305	$8,901	$458,770
Shares outstanding, end of period	337,853	361,640	18,636,716
Total return (4)	2.41%	2.51%	2.59%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	7.85%	7.17%	5.98%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	4.84%	3.96%	3.44%
Ratio of net investment income (loss) to average net assets (5)	12.73%	12.97%	12.05%
Portfolio turnover rate (7)	4.46%	4.46%	4.46%
Asset Coverage Ratio (8)	457.20%	457.20%	457.20%
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Fund’s distribution reinvestment plan), divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total return is not annualized for period shorter than one year.
(5)Ratios are annualized except for management fees and incentive fees which were calculated from the Escrow Break Date and were fully waived for the year ended March 31, 2024 (Refer to Note 5). Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support and waived management fee and incentive fee.
(6)The ratio of interest and debt financing expenses to average net assets for the year ended March 31, 2024 was 3.28%, 3.09% and 2.92% for Class S, Class D, and Class I shares, respectively, and is annualized for period (s) less than one year.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(8)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period divided by (ii) total debt outstanding at the end of the period.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

10. SUBSEQUENT EVENTS
The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2025, except as discussed below.
Distributions
On April 26, 2025, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on May 29, 2025 to shareholders of record as of April 30, 2025.

Net Distribution
Class I Common Shares	$0.200
Class S Common Shares	$0.183
Class D Common Shares	$0.195
Subscriptions
The Fund received approximately $127.5 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of May 9, 2025.
Revolving Credit Facility
On April 8, 2025, the Fund entered into a Senior Secured Revolving Credit and Term Loan Agreement (the “Revolving Credit Facility Agreement” and the revolving credit facility thereunder, the “Revolving Credit Facility”) by and among the Fund, as borrower, the lenders from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent, issuing bank, swingline lender, a lender and as lead arranger and sole bookrunner. The Revolving Credit Facility is guaranteed by certain subsidiaries of the Fund that may be formed or acquired by the Fund in the future (collectively, the “Guarantors”).
The initial maximum principal amount available under the Revolving Credit Facility is $50,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $300,000 through the exercise by the Fund of an uncommitted accordion feature, through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.

The availability period under the Revolving Credit Facility will terminate on April 8, 2029 (the “Commitment Termination Date”) and the Revolving Credit Facility will mature on April 8, 2030 (the “Final Maturity Date”). During the period from the Commitment Termination Date to the Final Maturity Date, the Fund will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Fund of additional indebtedness and on the Fund’s ability to make distributions to its shareholders, or to redeem, repurchase or retire common shares of beneficial interest upon the occurrence of certain events and certain financial covenants related to asset coverage and minimum shareholders’ equity, as well as customary events of default.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

BSL SPV I Formation
On April 23, 2025, NCPCIF BSL SPV I, LLC (“BSL SPV I”), a Delaware limited liability company, was formed. BSL SPV I is a wholly owned subsidiary of the Fund.
2025 Debt Securitization Pricing

On April 30, 2025, the Fund priced a term debt securitization (the “2025 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by Churchill NCPCIF CLO-II LLC (f/k/a NCPCIF SPV IV, LLC) (the “2025 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund.

The debt consists of $290,000 of AAA Class A-1 Notes, which bear interest at the three-month Term SOFR plus 1.665%; $20,000 of AAA Class A-2L Loans, which bear interest at the three-month Term SOFR plus 1.850%; $35,000 of AA Class B Notes, which bear interest at the three-month Term SOFR plus 2.10%; $10,000 of AA Class B-L Loans, which bear interest at the three-month Term SOFR plus 2.100%; and $144,700 of Subordinated Notes, which do not bear interest (collectively, the “2025 Debt”). The Fund will directly retain all of the Subordinated Notes. The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through May 15, 2029, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Fund, in its capacity as collateral manager of the 2025 Issuer and in accordance with the Fund’s investment strategy, allowing the Fund to maintain the initial leverage in the 2025 Debt Securitization. The Fund expects that the 2025 Debt will mature on May 15, 2037.

The closing of the issuance of the 2025 Debt is expected to occur on May 22, 2025 and is subject to customary closing conditions, including that certain of the 2025 Debt has been assigned agreed-upon ratings by S&P Global Ratings, an S&P Global Inc. business, and Fitch Ratings, Inc., or any respective successor or successors thereto.

The Fund will serve as collateral manager to the 2025 Issuer under a collateral management agreement and will waive any management fee due to it in consideration for providing these services.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The information in this section contains forward-looking statements, which relate to future events or the future performance or financial condition of Nuveen Churchill Private Capital Income Fund, including its wholly owned subsidiaries (collectively, "we", "us", "our", or the "Fund") and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We target an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support our share repurchase program, we also will generally invest 5% to 10% of our assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”). While we seek to achieve the targets described above, the composition of the Fund’s investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities. For example, it is possible that the Fund will, from time to time, maintain a portfolio exclusively comprised of Senior Loan Investments, Junior Capital Investments or other fixed-income instruments.
Churchill PCIF Advisor LLC (the “Adviser”), a wholly owned subsidiary of Churchill Asset Management LLC (“Churchill”), serves as our investment adviser. Pursuant to the advisory agreement between us and the Adviser (the “Advisory Agreement”), the Adviser is responsible for the overall management of our activities and has delegated substantially all of its daily portfolio management obligations to Churchill pursuant to a sub-advisory agreement by and between the Adviser and Churchill (the “CAM Sub-Advisory Agreement”). The Adviser and Churchill also have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management” and together with the Adviser and Churchill, the “Advisers”), acting through its leveraged finance division, to manage certain of our Liquid Investments, subject to the pace and amount of investment activity in the middle market investment program, pursuant to a sub-advisory agreement by and among the Adviser, Churchill and Nuveen Asset Management (the “NAM Sub-Advisory Agreement”). Each of the Adviser, Churchill and Nuveen Asset Management is an indirect subsidiary of Nuveen, LLC (“Nuveen”), the investment management division of Teachers Insurance and Annuity Association of America (“TIAA”).
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
On December 11, 2024, we completed the acquisition of substantially all of the assets of Nuveen Churchill Private Credit Fund (“NCPCF” and the acquisition of NCPCF, the “NCPCF Acquisition”) pursuant to a Purchase and Sale Agreement, dated

October 23, 2024 (the “Purchase Agreement”), between us and NCPCF. Prior to NCPCF’s dissolution, we and NCPCF were affiliated BDCs, and NCPCF was externally managed by Churchill. Pursuant to the Purchase Agreement, at the Effective Time (as defined in the Purchase Agreement), we delivered to NCPCF an aggregate purchase price of $221.0 million, equal to the net asset value of NCPCF as of December 9, 2024, at which time NCPCF sold, transferred, assigned and conveyed to us substantially all of its assets, and we assumed all of NCPCF’s liabilities, including $281.5 million of indebtedness outstanding under the Scotiabank Credit Facility (as defined below).
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
(xxvii)all fees, costs and expenses of any litigation involving the Fund or its portfolio companies and the amount of any judgments or settlements paid in connection therewith, Trustee and officers’, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to Fund’s affairs;
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three months ended March 31, 2025 and 2024 is presented below (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net funded investment activity
New gross commitments at par (1)	$207,358	$162,713
Net investments funded	216,122	141,229
Investments sold or repaid	(64,403)	(25,402)
Net funded investment activity	$151,719	$115,827

Gross commitments at par (1)
First-lien debt	$200,363	$154,373
Subordinated debt	5,931	5,000
Equity investments	1,064	3,340
Total gross commitments	$207,358	$162,713

Portfolio company activity
Portfolio companies, beginning of period	275	159
Number of new portfolio companies	17	40
Number of exited portfolio companies	(4)	(7)
Portfolio companies, end of period	288	192
Count of investments	513	294
Count of industries	30	30

New Investment Activity
Weighted average annual interest rate on new debt investments at par	8.81%	9.51%
Weighted average annual interest rate on new floating rate debt investments at par	8.67%	9.46%
Weighted average spread on new floating rate debt investments at par	4.39%	4.95%
Weighted average annual coupon on new fixed rate debt investments at par	13.31%	13.09%
________
(1) Gross commitments at par includes unfunded investment commitments.

As of March 31, 2025, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $85.0 million.(1)
•Weighted average of 2.6x interest coverage ratio for our first-lien loans.(2)
•Weighted average of 4.7x net leverage.(3)
•Weighted average loan-to-value of 40.5%.(4)
•Approximately 72.0% of our debt investments have financial maintenance covenants.(5)
_______________
(1) These calculations include all private debt investments for which fair value is determined by our Adviser in its capacity as the valuation designee (the “Valuation Designee”) of the Fund's board of trustees (the “Board”) and excludes quoted assets. Including quoted assets, the weighted average reporting annual EBITDA is $217.0 million. Amounts are weighted based on the fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.

(2) The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 56.89% of our total investments, and 61.34% of our total first lien loan investments, in each case based upon fair value.
(3) Net leverage is the ratio of total debt minus cash divided by EBITDA, taking into account only the debt issued through the tranche in which we are a lender. Leverage is derived from the most recently available portfolio company financial statements and weighted by the fair value of each investment. Net leverage presented excludes equity investments as well as debt instruments to which the Adviser has assigned a risk rating of 8 or higher and any portfolio companies with net leverage of 15x or greater.
(4) Weighted average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recently available financial information. Includes all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets as well as investments that the Adviser has assigned an internal risk rating of 8 or higher, investments on non-accrual, and portfolio companies with net leverage of 15x or greater. Amounts are weighted on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by the Fund, and may reflect a normalized or adjusted amount. Accordingly, the Fund makes no representation or warranty in respect of this information.
(5) Represents the percentage of Senior Loan Investments and Junior Capital Investments with one or more financial maintenance covenants and excludes debt investments in liquid fixed-income securities (including broadly syndicated loans). Including debt investments in liquid fixed-income securities, approximately 64.77% our total debt investments have financial maintenance covenants.

As of March 31, 2025 and December 31, 2024, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,707,356	$1,693,417	92.74%	$1,563,049	$1,558,902	92.71%
Subordinated Debt (1)	114,648	111,897	6.13%	105,214	102,993	6.12%
Equity Investments	20,484	20,671	1.13%	19,418	19,714	1.17%
Total	$1,842,488	$1,825,985	100.00%	$1,687,681	$1,681,609	100.00%
Largest portfolio company investment	$24,500	$24,425	1.34%	$20,992	$21,429	1.27%
Average portfolio company investment	$6,398	$6,340	0.35%	$6,137	$6,115	0.36%
_______________
(1)As of March 31, 2025, Subordinated Debt at fair value is comprised of second lien term loans and/or second lien notes of $53,235, mezzanine debt of $57,530 and structured debt of $1,132, and Subordinated Debt at amortized cost is comprised of second lien term loans and/or second lien notes of $55,540, mezzanine debt of $57,968 and structured debt of $1,140. As of December 31, 2024, Subordinated Debt at fair value is comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014 and structured debt of $1,083, and Subordinated Debt at amortized cost is comprised of second lien term loans and/or second lien notes of $51,588, mezzanine debt of $52,535, and structured debt of $1,091

The industry composition of our portfolio as a percentage of fair value as of March 31, 2025 and December 31, 2024 was as follows:

Industry	March 31, 2025	December 31, 2024
Aerospace & Defense	1.83%	1.93%
Automotive	1.62%	1.72%
Banking, Finance, Insurance & Real Estate	4.41%	3.90%
Beverage, Food & Tobacco	4.57%	5.40%
Capital Equipment	7.72%	7.45%
Chemicals, Plastics & Rubber	2.36%	2.64%
Construction & Building	7.83%	7.12%
Consumer Goods: Durable	1.56%	1.27%
Consumer Goods: Non-durable	3.28%	3.56%
Containers, Packaging & Glass	1.05%	1.14%
Energy: Electricity	1.74%	1.60%
Energy: Oil & Gas	0.58%	0.57%
Environmental Industries	3.88%	4.38%
Healthcare & Pharmaceuticals	14.27%	12.13%
High Tech Industries	7.98%	8.49%
Hotel, Gaming & Leisure	0.35%	0.38%
Media: Advertising, Printing & Publishing	0.93%	1.03%
Media: Broadcasting & Subscription	0.29%	0.33%
Media: Diversified & Production	0.29%	0.31%
Metals & Mining	0.14%	0.16%
Retail	0.15%	0.16%
Services: Business	16.19%	16.22%
Services: Consumer	5.54%	5.88%
Sovereign & Public Finance	0.51%	0.55%
Telecommunications	2.32%	2.50%
Transportation: Cargo	1.89%	2.02%
Transportation: Consumer	1.03%	1.13%
Utilities: Electric	2.61%	2.80%
Utilities: Water	0.56%	0.59%
Wholesale	2.52%	2.64%
Total	100.00%	100.00%
The weighted average yields of our investments as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost (1)	9.48%	9.78%
Weighted average yield on debt and income producing investments, at fair value (2)	9.51%	9.80%
Percentage of debt investments bearing a floating rate	94.48%	94.53%
Percentage of debt investments bearing a fixed rate	5.52%	5.47%
_______________
(1)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of March 31, 2025 was 9.35%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2024 was 9.74%.
(2)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of March 31, 2025 was 9.44%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2024 was 9.78%.

As of March 31, 2025, 80.92% and 81.01% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2024, 83.61% and 83.52% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio, and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 9.78% to 9.48% from December 31, 2024 to March 31, 2025. The decrease in weighted average yields was primarily due to lower base interest rates.
Private equity mergers and acquisitions ("M&A") activity slowed in the first quarter of 2025 as investors sought to understand the impact of tariffs on private businesses. Prepayment activity in the first quarter of 2025 returned to normalized levels, primarily as a result of refinancings, as spreads remain attractive to borrowers. While prepayments serve as an offset to new transaction activity, we believe that lenders who are well positioned with available liquidity, as well as incumbent positions in portfolio companies, will benefit from the refinancing activity in the market.
Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. In light of these changes, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, strong levels of free cash flow generation, and multiple channels to source products or materials. While we are not seeing signs of a broad-based deterioration in our performance or that of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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
6.Watch List - Low Maintenance: Borrower is operating below the Base Case with declining margin of protection. Adverse trends in business conditions and/or industry outlook are viewed as probably lasting for more than a year. Payment default is still considered unlikely, but there is a moderate to high risk of covenant default.
7.Watch List - Medium Maintenance: Borrower is operating well below the Base Case but has adequate liquidity. Adverse trends are more pronounced than in Internal Risk Rating 6 above. There is a high risk of covenant default, or it may have already occurred. Payments are current, although subject to greater uncertainty, and there is a moderate to high risk of payment default.

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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	March 31, 2025			December 31, 2024
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	41,383	2.27	3	71,387	4.25	6
4	1,505,065	82.42	190	1,323,870	78.73	177
5	61,626	3.37	12	76,022	4.52	13
6	17,761	0.97	3	14,828	0.88	2
7	5,450	0.30	1	8,239	0.49	2
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	13,617	0.75	3	3,400	0.20	1
Total	$1,644,902	90.08%	212	$1,497,746	89.07%	201
_______________
(1)Liquid Investments managed by the leveraged finance division of Nuveen Asset Management are excluded from the investment ratings table. As of March 31, 2025, there were 76 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $181,083 or 9.92% of the portfolio. As of December 31, 2024, there were 74 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $183,863 or 10.93% of the portfolio.
As of March 31, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively. As of March 31, 2025, the Fund had investments in three portfolio companies on non-accrual status. The amortized cost of the investments on non-accrual status was $24,107, which represents approximately 1.31% of total investments at amortized cost. As of December 31, 2024, the Fund had an investment in one portfolio company on non-accrual status. The amortized cost of the investment on non-accrual status was $7,455, which represents approximately 0.44% of total investments at amortized cost.
Results of Operations
Operating results for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$40,913	$14,971
Payment-in-kind interest income	1,544	872
Dividend income	—	49

Other income	176	163
Total investment income	42,633	16,055

Expenses:
Interest and debt financing expenses	14,240	3,026
Professional fees	480	96
Management fees (See Note 5)	1,602	689
Income based incentive fees (See Note 5)	3,876	1,755
Board of Trustees’ fees	131	125
Administration fees	429	166
Other general and administrative expenses	410	178
Distribution and shareholder servicing fees
Class S	46	14
Class D	10	4
Offering costs	187	172
Total expenses	21,411	6,225
Expense support (See Note 5)	(162)	(195)
Management fees waived (See Note 5)	(801)	(689)
Incentive fees waived (See Note 5)	(3,876)	(1,755)
Net expenses	16,572	3,586
Net investment income (loss)	26,061	12,469

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	212	53
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(10,431)	(2,338)
Income tax (provision) benefit	6	(71)
Total net change in unrealized gain (loss)	(10,425)	(2,409)
Total net realized and unrealized gain (loss) on investments	(10,213)	(2,356)

Net increase (decrease) in net assets resulting from operations	$15,848	$10,113
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
Investment income increased to $42.6 million for the three months ended March 31, 2025, from $16.1 million for the three months ended March 31, 2024, due to increased investment activities driven by an increase in our deployed capital and as a result of the NCPCF Acquisition. The increase in investment income was slightly offset by a decrease in the weighted average yield of our debt and income producing investments as a result of market spread tightening and a decline in SOFR. As of March 31, 2025, the size of our portfolio increased to $1.8 billion from $633.3 million, as of March 31, 2024, at cost. As of March 31, 2025, the weighted average yield of our debt and income producing investments decreased to 9.48% from 11.07% as of March 31, 2024, at cost, primarily due to overall tightening of spreads in newly originated investments, the refinancing and repricing of existing portfolio companies, and the decline in base interest rates. We expect our portfolio will continue to grow as we raise and deploy capital through our offering and we expect our investment income to grow commensurately. Shifting base interest rates, such as SOFR and any applicable alternative rates, may affect our investment income.
Expenses
Total expenses before expense support and waived fees increased to $21.4 million for the three months ended March 31, 2025, from $6.2 million for the three months ended March 31, 2024, primarily due to the accrual of the management fee and the income-based incentive fee following the Escrow Break Date, and an increase in interest and debt financing expenses. Our Adviser agreed to waive 100% of the management fee until June 1, 2024, the expiry of twelve months from the Escrow Break Date, and 50% of the management fee for the period from June 1, 2024 through May 31, 2025. Our Adviser also agreed to waive the income-based incentive fee until the period ending May 31, 2025.
Interest and debt financing expenses increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to higher average daily borrowings as a result of the increase in borrowing capacity under the Bank of America Credit Facility, the completion of the 2024 Debt Securitization, and the addition of the Scotiabank Credit Facility (each defined below). The average daily borrowings for the three months ended March 31, 2025 was $858.3 million, compared to $147.6 million for the three months ended March 31, 2024. The average interest rate for the three months ended March 31, 2025 was 6.60%, compared to 8.13% for the three months ended March 31, 2024.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Fund. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increase in professional fees, administration fees and other general and administrative fees for three months ended March 31, 2025 from the comparable period in 2024 was driven by the growing needs of the business given the increase in the Fund’s size.

The expense support amount represents the amount of expenses paid on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended March 31, 2025, we had a net realized gain on investments of $212 thousand, primarily driven by full or partial repayments and sales of certain of our investments compared to a net realized gain of $53 thousand for the three months ended March 31, 2024.
We recorded a net change in unrealized loss of $(10.4) million for the three months ended March 31, 2025, compared to a net change in unrealized loss of $(2.3) million for the three months ended March 31, 2024, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The net change in unrealized loss for the three months ended March 31, 2025 primarily resulted from the underperformance of certain portfolio companies as market spreads remained relatively stable throughout the period.

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
Cash and cash equivalents as of March 31, 2025, taken together with our available debt, are expected to be sufficient for our investment activities and to conduct our operations in the near term. As of March 31, 2025, we had $23.2 million available under our Bank of America Credit Facility (defined below) and $105.6 million available under our Scotiabank Credit Facility (defined below).
Although we have historically been able to obtain sufficient borrowing capacity, a deterioration in economic conditions or any other negative economic developments could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have previously obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
For the three months ended March 31, 2025, our cash and cash equivalents balance increased by $2.0 million. During that period, $100.9 million was used in operating activities, primarily due to investment purchases of $216.1 million, offset by $64.4 million in repayments and sales of investments in portfolio companies. During the same period, $102.9 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $86.4 million and $188.0 million, respectively, offset by repayments of secured borrowings and distributions paid to our shareholders of $154.5 million and $12 million, respectively.
For the three months ended March 31, 2024, our cash and cash equivalents balance increased by $4.8 million. During that period, $75.2 million was used in operating activities, primarily due to investment purchases of $141.2 million, offset by $25.4 million in repayments and sales of investments in portfolio companies. During the same period, $80.0 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and issuance of secured borrowings of $122.3 million $87.5 million, offset by repayments of secured borrowings and distributions paid to our shareholders of $120.0 million and $9.7 million, respectively.
Net Worth of Sponsors
The North American Securities Administrators Association (“NASAA”), in its Omnibus Guidelines Statement of Policy, adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time (the “Omnibus Guidelines”), requires that our affiliates and Adviser, or our Sponsor, as defined under the Omnibus Guidelines, have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of the greater of either $100 thousand, or 5.0% of the first $20 million of both the gross amount of securities currently being offered in our offering and the gross amount of any originally issued direct participation program securities sold by our affiliates and sponsors within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our Adviser and its affiliates, while not liable directly or indirectly for any indebtedness we may incur, have an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines.
Equity
The Fund is authorized to issue an unlimited number of Common Shares. In connection with our formation, we issued an initial 40 Class I shares to TIAA on March 30, 2022, and on March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. As of March 31, 2025, TIAA owned 4,035,125 shares of the Fund’s Class I shares of beneficial interest, both directly and indirectly through private funds TIAA controls.
As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisifed the minimum offering requirement, and the Board authorized the release of proceeds from escrow.

The following table presents transactions in Common Shares during the three months ended March 31, 2025 (dollars in thousands except share amounts):

	March 31, 2025
	Shares	Amount
CLASS S
Subscriptions	189,647	$4,685
Share transfers between classes	(4,050)	(100)
Distributions reinvested	5,539	137
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	191,136	$4,722
CLASS D
Subscriptions	45,922	$1,137
Share transfers between classes	(5,684)	(141)
Distributions reinvested	12,574	311
Share repurchases, net of early repurchase deduction	(5,467)	(135)
Net increase (decrease)	47,345	$1,172
CLASS I
Subscriptions	3,253,184	$80,612
Share transfers between classes	9,723	241
Distributions reinvested	363,382	9,000
Share repurchases, net of early repurchase deduction	(242,124)	(5,965)
Net increase (decrease)	3,384,165	$83,888

The following table presents transactions in Common Shares during the three months ended March 31, 2024 (dollars in thousands except share amounts):

	March 31, 2024
	Shares	Amount
CLASS S
Subscriptions	190,165	$4,698
Share transfers between classes	(4,107)	(101)
Distributions reinvested	1,957	48
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	188,015	$4,645
CLASS D
Subscriptions	251,269	$6,215
Share transfers between classes	—	—
Distributions reinvested	3,105	77
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	254,374	$6,292
CLASS I
Subscriptions	4,499,427	$111,348
Share transfers between classes	4,104	101
Distributions reinvested	53,126	1,314
Share repurchases, net of early repurchase deduction	(11,327)	(273)
Net increase (decrease)	4,545,330	$112,490
The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).
The following table presents each month-end net offering price for Class S, Class D, and Class I Common Shares, which approximately equals their respective NAV per share, for the three months ended March 31, 2025 and 2024:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62

Distributions
The following table summarizes the Fund’s distributions recorded for three months ended March 31, 2025 (dollars in thousands except share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.183	$156
February 27, 2025	February 28, 2025	March 28, 2025	$0.183	$162
March 28, 2025	March 31, 2025	April 29, 2025	$0.183	$172

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.195	$162
February 27, 2025	February 28, 2025	March 28, 2025	$0.195	$165
March 28, 2025	March 31, 2025	April 29, 2025	$0.195	$170

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.200	$6,741
February 27, 2025	February 28, 2025	March 28, 2025	$0.200	$6,901
March 28, 2025	March 31, 2025	April 29, 2025	$0.200	$7,076
_____________
(1)Distributions are net of distribution and servicing fees.
The following table summarizes the Fund’s distributions recorded for the three months ended March 31, 2024 (dollars in thousands except share amounts):

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
_______________
(1)Distributions are net of distribution and servicing fees.

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
Share Repurchase Program
Beginning with the fiscal quarter ended September 30, 2023, the Fund commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board, in its sole discretion, may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of the Fund and shareholders and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued.
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
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions: TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the share repurchase program limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall share repurchase program limits. Notwithstanding the foregoing, TIAA may sell a portion of its Class I shares to unaffiliated investors in reliance upon an exemption from registration under the Securities Act.
For the three months ended March 31, 2025, approximately 242,124 Class I shares and 5,467 Class D shares were repurchased. For the three months ended March 31, 2024, 11,327 Common Shares were repurchased.

The following table presents the share repurchases completed for the three months ended March 31, 2025 (dollars in thousands except share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
_______________
(1)Amounts shown net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

Income Taxes

The Fund has elected to be regulated as a BDC under the 1940 Act. The Fund also has elected and intends to qualify annually to be treated as a RIC under the Code; however, no assurance can be given that the Fund will be able to maintain RIC tax treatment. So long as the Fund maintains its RIC tax treatment, it generally will not be subject to U.S federal income tax on any ordinary income or capital gains that it timely distributes (or is deemed to distribute) to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the financial statements of the Fund.
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.
To qualify as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least the sum of (i) 90% of its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses, and (ii) 90% of its net tax-exempt income.
In addition, based on the excise tax distribution requirements, the Fund is subject to a nondeductible 4% U.S. federal excise tax on undistributed income, unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of the amount by which the Fund’s capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) any certain undistributed amounts from previous years on which the Fund paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to U.S. federal income tax is considered to have been distributed.

Secured Borrowings
See Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our secured borrowings.
Bank of America Credit Facility

On April 19, 2022, a wholly owned subsidiary of the Fund entered into a credit agreement with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (the “Bank of America Credit Facility Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”). The Bank of America Credit Facility was amended on October 4, 2022, March 21, 2023, July 16, 2024, September 19, 2024 and February 6, 2025. The most recent amendment on February 6, 2025, among other things: (i) reduced the portion of the applicable rate calculation attributable to qualifying syndicated loans from 1.75% to 1.60%; and (ii) extended the period in which a fee is payable by the Fund in the event that the commitments under the Bank of America Credit Agreement are terminated in whole or in part (such fee, the “Make-Whole Fee”) such that the rate upon which the Make-Whole Fee is calculated will equal (a) 2.00% prior to December 19, 2025, (b) 0.50% during the period beginning on December 19, 2025 through but excluding December 19, 2026 and (c) 0.0% thereafter. The maximum amount available under the Bank of America Credit Facility is $350.0 million, effective December 9, 2024. The availability period and the maturity date of the Bank of America Credit Facility is September 19, 2027 and September 19, 2029, respectively.
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
As of March 31, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.88% per annum. As of March 31, 2024, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 2.40% per annum. Interest is payable monthly in arrears.

On July 16, 2024, SPV II entered into the borrower joinder agreement to become party to the Bank of America Credit Facility Agreement and pledged all of its assets to the collateral agent to secure its obligations under the Bank of America Credit Facility. The Fund and SPV II have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.

CLO-I
On July 16, 2024, the Fund completed a $398.7 million term debt securitization (the “2024 Debt Securitization”). The term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Fund.
The notes offered in the 2024 Debt Securitization (the “2024 Notes”) were issued by CLO-I (formerly known as SPV I) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to an indenture and security agreement, dated as of July 16, 2024 (the “Indenture”). The 2024 Notes consists of $197.0 million of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 1.70%; $48.0 million of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 1.95%; $26.0 million of A Class C 2024 Notes, which bear interest at the three-month Term SOFR plus 2.55%; and $92.7 million of Subordinated 2024 Notes, which do not bear interest. The Fund directly owns all of the Subordinated 2024 Notes, and as such, these notes are eliminated in consolidation.
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

The 2024 Debt is backed by a diversified portfolio of senior secured and second lien loans. Each of the Indenture and the CLO-I Loan Agreement contain certain conditions pursuant to which loans can be acquired by the 2024 Issuer, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Debt. Through July 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Fund, in its capacity as collateral manager of the 2024 Issuer, and in accordance with the Fund’s investment strategy, allowing the Fund to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are due on July 20, 2036, and the 2024 Loans mature on July 20, 2036.
The Fund serves as collateral manager to the 2024 Issuer under a collateral management agreement and waives any management fee due to it in consideration for providing these services.
Scotiabank Credit Facility
On July 19, 2024, SPV IV entered into a credit agreement (as amended on August 1, 2024, the “Scotiabank Credit Facility Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility”) with the lenders from time to time parties thereto, NCPCF, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility. The Scotiabank Credit Facility Agreement provides for borrowings in an aggregate amount up to $450.0 million. The Scotiabank Credit Facility Agreement was amended on February 4, 2025 to, among other things, add broadly syndicated loans to the definition of collateral loan to permit advances thereon.
Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by SPV IV and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus an applicable spread, or (y) the greater of (i) zero and (ii) the greater of (a) the Federal Funds Rate in effect for any day plus 0.5% per annum plus an applicable spread or (b) the Prime Rate in effect for any day plus an applicable spread. As of March 31, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily, plus 2.25% per annum. Interest is payable quarterly. Any amounts borrowed under the Scotiabank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 19, 2033.
Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	Payments Due by Period
As of March 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$316,000	$—	$—	$316,000	$—
Scotiabank Credit Facility	321,000	—	—	—	321,000
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$943,000	$—	$—	$316,000	$627,000

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$325,000	$—	$—	$325,000	$—
Bank of Nova Scotia	278,500	—	—	—	278,500
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$909,500	$—	$—	$325,000	$584,500
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), BDCs were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the BDC. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on October 14, 2022, the SEC granted the Fund’s request to amend the Order to make the Temporary Relief permanent for the Fund and permit the Fund to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company.
Expense Support Agreement
We have entered into the Expense Support Agreement with Churchill. The Expense Support Agreement provides that, at such times as it determines, Nuveen Alternative Holdings may pay (or cause one or more of its affiliates to pay) certain expenses of the Fund, including organization and offering expenses, provided that no portion of the payment will be used to pay any interest expense and/or shareholder servicing fees of the Fund (each, an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from Nuveen Alternative Holdings to pay such expense and/or by an offset against amounts due from us to Nuveen Alternative Holdings.
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
The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter, and no Reimbursement Payment will be made for any month if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of beneficial interest declared by our Board exclusive of returns of capital, distribution rate reductions due to any fees (including to a transfer agent) payable in connection with distributions, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by us at the time of such Reimbursement Payment, is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates or (2) our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by our net assets. “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Nuveen Alternative Holdings may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter within three years of the date of the applicable Expense Payment.

The Fund’s obligation to make a Reimbursement Payment will automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent Nuveen Alternative Holdings has waived the right to receive such payment for the applicable month.
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	—	677	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
Total	$3,624	$—	$(983)	$2,641
__________
(1)The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding) divided by the Fund’s gross offering price per share as of each quarter ended.
(2)The operating expense ratio is calculated by dividing the quarterly operating expenses, less organizational and offering expenses, base management fee and incentive fees owed to Churchill, and interest expense, by the Fund’s net assets as of each quarter end.

For the three months ended March 31, 2025, there were no Reimbursement Payments to Nuveen Alternative Holdings.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2025 and December 31, 2024. We may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading "Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025.
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
Investments for which market quotations are readily available are typically valued at those market quotations. Market quotations are obtained from independent pricing services where available. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the quotes obtained. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.
With respect to investments for which market quotations are not readily available, we, or an independent third-party valuation firm engaged by the Valuation Designee, will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date, which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.
U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. We review pricing and methodologies in order to determine if observable market information is being used as opposed to unobservable inputs.
Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.
For more information on the fair value hierarchy, our framework for determining fair value and the composition of our portfolio, see Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue Recognition
Our revenue recognition policies are as follows:
Net realized gains (losses) on investments: Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method
Investment Income: Interest income, including amortization of premium and accretion of discount on loans, is recorded on an accrual basis. We accrue interest income based on the effective yield if we expect that, ultimately, we will be able to collect such income. We may have loans in our portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.
Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities, as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-accrual: Generally, if a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, Churchill will place the loan on non-accrual status, and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible, even though we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated.
U.S. Federal Income Taxes
We have elected to be regulated as a BDC under the 1940 Act. We have elected, and intend to qualify annually, to be treated as a RIC under the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. So long as we maintain our qualification as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we timely distribute (or are deemed to distribute) at least annually to our shareholders as dividends. As a result, any U.S. federal tax liability related to income earned and distributed by us represents obligations of our shareholders and will not be reflected in our consolidated financial statements.
We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with U.S. federal income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.
Contractual Obligations
We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services, and the Administration Agreement with the Administrator to provide us with administrative services.
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
Recent Developments
Distributions
On April 26, 2025, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees where applicable. The distributions for each class of Common Shares are payable on May 29, 2025 to shareholders of record as of April 30, 2025.

Net Distribution
Class I Common Shares	$0.200
Class S Common Shares	$0.183
Class D Common Shares	$0.195

Subscriptions
The Fund received approximately $127.5 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of May 9, 2025.
Revolving Credit Facility
On April 8, 2025, the Fund entered into a Senior Secured Revolving Credit and Term Loan Agreement (the “Revolving Credit Facility Agreement” and the revolving credit facility thereunder, the “Revolving Credit Facility”) by and among the Fund, as borrower, the lenders from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent, issuing bank, swingline lender, a lender and as lead arranger and sole bookrunner. The Revolving Credit Facility is guaranteed by certain subsidiaries of the Fund that may be formed or acquired by the Fund in the future (collectively, the “Guarantors”).
The initial maximum principal amount available under the Revolving Credit Facility is $50,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $300,000 through the exercise by the Fund of an uncommitted accordion feature, through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.

The availability period under the Revolving Credit Facility will terminate on April 8, 2029 (the “Commitment Termination Date”) and the Revolving Credit Facility will mature on April 8, 2030 (the “Final Maturity Date”). During the period from the Commitment Termination Date to the Final Maturity Date, the Fund will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Fund of additional indebtedness and on the Fund’s ability to make distributions to its shareholders, or to redeem, repurchase or retire common shares of beneficial interest upon the occurrence of certain events and certain financial covenants related to asset coverage and minimum shareholders’ equity, as well as customary events of default.
BSL SPV I Formation
On April 23, 2025, NCPCIF BSL SPV I, LLC (“BSL SPV I”), a Delaware limited liability company, was formed. BSL SPV I is a wholly owned subsidiary of the Fund.
2025 Debt Securitization Pricing
On April 30, 2025, the Fund priced a term debt securitization (the “2025 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by Churchill NCPCIF CLO-II LLC (f/k/a NCPCIF SPV IV, LLC) (the “2025 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund.

The debt consists of $290,000 of AAA Class A-1 Notes, which bear interest at the three-month Term SOFR plus 1.665%; $20,000 of AAA Class A-2L Loans, which bear interest at the three-month Term SOFR plus 1.850%; $35,000 of AA Class B Notes, which bear interest at the three-month Term SOFR plus 2.10%; $10,000 of AA Class B-L Loans, which bear interest at the three-month Term SOFR plus 2.100%; and $144,700 of Subordinated Notes, which do not bear interest (collectively, the “2025 Debt”). The Fund will directly retain all of the Subordinated Notes. The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through May 15, 2029, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Fund, in its capacity as collateral manager of the 2025 Issuer and in accordance with the Fund’s investment strategy, allowing the Fund to maintain the initial leverage in the 2025 Debt Securitization. The Fund expects that the 2025 Debt will mature on May 15, 2037.

The closing of the issuance of the 2025 Debt is expected to occur on May 22, 2025 and is subject to customary closing conditions, including that certain of the 2025 Debt has been assigned agreed-upon ratings by S&P Global Ratings, an S&P Global Inc. business, and Fitch Ratings, Inc., or any respective successor or successors thereto.

The Fund will serve as collateral manager to the 2025 Issuer under a collateral management agreement and will waive any management fee due to it in consideration for providing these services.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing war in the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the Valuation Designee, in accordance with our valuation policy, subject to the oversight of the Board, and based on, among other things, the input of the independent third-party valuation firms engaged by the Valuation Designee. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented, and such differences could be material.
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by fluctuations in various interest rates to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
The Federal Reserve held interest rates steady in the first quarter of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of March 31, 2025, on a fair value basis, approximately 5.52% of our debt investments bear interest at a fixed rate, and approximately 94.48% of our debt investments bear interest at a floating rate. As of March 31, 2025, 81.01% of our floating rate debt and income producing investments are subject to interest rate floors. Our credit facilities, along with our debt issued in our collateralized loan obligation, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses should interest rates increase by 100, 200 or 300 basis points or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2025. Interest expense is calculated based on the terms of the credit facilities and the collateralized loan obligation using the outstanding balance as of March 31, 2025. Interest expense on the credit facilities and the debt issued in our collateralized loan obligation is calculated using the interest rate as of March 31, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2025.

Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
- 300 Basis Points	$(12,611)	$(6,976)	$(5,635)
- 200 Basis Points	$(8,410)	$(4,650)	$(3,760)
- 100 Basis Points	$(4,205)	$(2,325)	$(1,880)
+100 Basis Points	$4,205	$2,325	$1,880
+200 Basis Points	$8,411	$4,650	$3,761
+300 Basis Points	$12,616	$6,976	$5,640

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
Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 other than those noted below. For a further discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 5, 2025, which is accessible on the SEC’s website at sec.gov.
Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.
The U.S. government has recently imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods. The foregoing has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Any of these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the net asset value of our Common Shares to decline. It is not possible to predict the impact that these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material and adverse for us.

U.S. policy changes may adversely affect our business.
Political and governmental shifts in the United States have led to changing stances on numerous domestic and international issues. These changes, along with the resultant economic uncertainty, could impact our ability to source, negotiate, execute, manage, or exit investments. Actions taken by the United States government may have significant global effects—including on market and financial conditions, trade policies, tax rates, legal or regulatory regimes and broader economic and social dynamics. Such actions could also prompt reciprocal, retaliatory, or responsive measures from other countries, regional blocs (including the European Union), corporations, or other market participants. The United States has indicated that it may seek to withdraw from, renegotiate, amend, rescind or not abide by certain agreements, policies, regulations, statutes and other measures, and could pursue policy outcomes that may diverge significantly from prior assumptions. However, the specific measures that will be implemented or enacted, as well as their impact on us and our portfolio companies, remain uncertain and could change frequently. Any such developments could materially affect our projections, goals, assumptions, targets, estimates, forecasts, strategies or plans in ways that cannot currently be determined with any certainty, including through effects (inside and outside the United States) on the desirability of certain financial or nonfinancial assets, the investability of certain countries or regions, the business prospects of certain industries, the certainty or predictability of legal systems and otherwise.

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
The repurchase of the Adviser’s shares, if any, will be on the same terms and subject to the same limitations as other shareholders under the share repurchase program. Class I shares owned by TIAA will be subject to the following restrictions: TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the share repurchase program limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall share repurchase program limits.

During the three months ended March 31, 2025, we repurchased the following shares pursuant to the share repurchase program (dollars in thousands, except share and per share data):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.Amount shown is net of Early Repurchase Deduction.

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

Item 6. Exhibits

3.1	Sixth Amended and Restated Declaration of Trust of the Registrant(3)

3.2	Third Amended and Restated Bylaws of the Registrant(2)

4.1	Form of Subscription Agreement(5)

4.2	Distribution Reinvestment Plan(1)

10.1
Senior Secured Revolving Credit and Term Loan Agreement, dated as of April 8, 2025, by and among Nuveen Churchill Private Capital Income Fund, as borrower, the lenders and issuing banks party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent(4)

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
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 1, 2023.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 5, 2024.
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 11, 2025.
(5)Incorporated by reference to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-262771) filed on April 29, 2025.

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

Date: May 9, 2025