Form 10-Q
period 2025-06-30
Nuveen Churchill Private Capital Income Fund
filed 2025-08-08
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 43,743,537 Class I shares, 1,040,083 Class D shares, and 1,446,252 Class S shares as of August 8, 2025.

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
•the impact of geopolitical conditions, including the conflict between Ukraine and Russia and the conflicts in the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $1,881,881 and $1,687,681, respectively)	$1,864,305	$1,681,609
Cash and cash equivalents	125,514	66,944
Interest receivable	14,610	10,794
Due from affiliate for expense support (See Note 5)	2,074	3,624
Receivable for investments sold	6,748	13,454
Deferred offering costs	350	67
Prepaid expenses	172	44
Total assets	$2,013,773	$1,776,536

Liabilities
Secured borrowings (net of $9,052 and $3,853 deferred financing costs, respectively) (See Note 6)	$885,587	$905,647
Payable for investments purchased	12,682	12,061
Management fees payable	955	745
Incentive fee payable	1,304	—
Interest payable	7,046	15,671
Due to affiliate for expense support (See Note 5)	2,074	3,624
Distributions payable	8,870	7,329
Payable for share repurchases	5,274	2,006
Board of Trustees' fees payable	127	325
Offering costs payable	483	75
Accounts payable and accrued expenses	2,853	2,913
Total liabilities	$927,255	$950,396

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,341,605 and 749,491 Class S shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$13	$7
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 995,349 and 814,351 Class D shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	10	8
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 41,942,430 and 31,750,143 Class I shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	419	318
Paid-in-capital in excess of par value	1,095,438	824,944
Total distributable earnings (loss)	(9,362)	863
Total net assets	$1,086,518	$826,140

Total liabilities and net assets	$2,013,773	$1,776,536

The accompanying notes are an integral part of these consolidated financial statements.

	June 30, 2025	December 31, 2024
Net Asset Value per Share	(unaudited)
Class S Shares:
Net assets	$32,834	$18,546
Net asset value per share	$24.47	$24.74
Class D Shares:
Net assets	$24,424	$20,188
Net asset value per share	$24.54	$24.79
Class I Shares:
Net assets	$1,029,260	$787,406
Net asset value per share	$24.54	$24.80
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$43,314	$18,655	$84,227	$33,626
Payment-in-kind interest income	1,639	1,026	3,183	1,898
Dividend income	9	10	9	59
Other income	366	252	542	415
Total investment income	45,328	19,943	87,961	35,998

Expenses:
Interest and debt financing expenses	15,633	1,271	29,873	4,297
Professional fees	150	223	630	319
Management fees (Note 5)	1,837	1,084	3,439	1,773
Income based incentive fees (Note 5)	3,947	2,391	7,823	4,146
Board of Trustees’ fees	126	127	257	252
Administration fees (See Note 5)	403	200	832	366
Other general and administrative expenses	899	509	1,309	687
Distribution and shareholder servicing fees
Class S	62	24	108	38
Class D	12	8	22	12
Offering costs	242	143	429	315
Total expenses	23,311	5,980	44,722	12,205
Expense support (See Note 5)	(255)	(166)	(417)	(361)
Management fees waived (Note 5)	(594)	(865)	(1,395)	(1,554)
Incentive fees waived (Note 5)	(2,643)	(2,391)	(6,519)	(4,146)
Net expenses	19,819	2,558	36,391	6,144
Net investment income (loss)	25,509	17,385	51,570	29,854

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(3,315)	92	(3,103)	145
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(1,073)	580	(11,504)	(1,758)
Income tax (provision) benefit	(217)	67	(211)	(4)
Total net change in unrealized gain (loss)	(1,290)	647	(11,715)	(1,762)
Total net realized and unrealized gain (loss) on investments	(4,605)	739	(14,818)	(1,617)

Net increase (decrease) in net assets resulting from operations	$20,904	$18,124	$36,752	$28,237

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per share data:
Net investment income (loss) per share - Class S common share	$0.53	$0.56	$1.20	$1.26
Net investment income (loss) per share - Class D common share	$0.59	$0.60	$1.30	$1.33
Net investment income (loss) per share - Class I common share	$0.60	$0.62	$1.32	$1.37
Net increase (decrease) in net assets resulting from operations per share - Class S common share	$0.45	$0.63	$0.84	$1.18
Net increase (decrease) in net assets resulting from operations per share - Class D common share	$0.48	$0.70	$0.91	$1.26
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$0.50	$0.69	$0.94	$1.30
Weighted average common shares outstanding - Class S common share	1,199,430	452,600	1,047,002	362,417
Weighted average common shares outstanding - Class D common share	932,527	525,217	891,027	389,929
Weighted average common shares outstanding - Class I common share	40,116,304	26,092,866	37,337,738	21,073,183
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$25,509	$17,385	$51,570	$29,854
Net realized gain (loss) on investments	(3,315)	92	(3,103)	145
Net change in unrealized appreciation (depreciation) on investments	(1,290)	647	(11,715)	(1,762)
Net increase (decrease) in net assets resulting from operations	20,904	18,124	36,752	28,237
Shareholder Distributions:
Class S	(658)	(248)	(1,148)	(438)
Class D	(545)	(307)	(1,042)	(494)
Class I	(24,071)	(15,644)	(44,789)	(27,666)
Net increase (decrease) in net assets resulting from shareholder distributions	(25,274)	(16,199)	(46,979)	(28,598)
Capital share transactions:
Class S:
Issuance of common shares	9,662	3,832	14,347	8,530
Reinvestment of shareholder distributions	212	94	349	142
Share transfer between classes	—	—	(100)	(101)
Repurchased shares, net of early repurchase deduction	(31)	—	(31)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class S	9,843	3,926	14,565	8,571
Class D:
Issuance of common shares	3,077	5,019	4,214	11,234
Reinvestment of shareholder distributions	332	194	643	271
Share transfer between classes	(3)	—	(144)	—
Repurchased shares, net of early repurchase deduction	(113)	—	(248)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class D	3,293	5,213	4,465	11,505
Class I:
Issuance of common shares	162,612	236,716	243,224	348,064
Reinvestment of shareholder distributions	10,203	4,350	19,203	5,664
Share transfer between classes	3	—	244	101
Repurchased shares, net of early repurchase deduction	(5,131)	(324)	(11,096)	(597)
Net increase (decrease) in net assets resulting from capital share transactions - Class I	167,687	240,742	251,575	353,232
Total increase (decrease) in net assets	$176,453	$251,806	$260,378	$372,947
Net assets, beginning of period	$910,065	$475,972	$826,140	$354,831
Net assets, end of period	$1,086,518	$727,778	$1,086,518	$727,778

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$36,752	$28,237

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(351,798)	(480,971)
Proceeds from principal repayments and sales of investments	159,720	64,295
Payment-in-kind interest	(3,183)	(1,912)
Amortization of premium/accretion of discount, net	(2,042)	(603)
Net realized (gain) loss on investments	3,103	(145)
Net change in unrealized (appreciation) depreciation on investments	11,504	1,758
Amortization of deferred financing costs	1,759	85
Amortization of offering costs	(283)	—
Changes in operating assets and liabilities:
Due from affiliate expense support	1,550	(248)
Receivable for investments sold	6,706	(176)
Interest receivable	(3,816)	(691)
Prepaid expenses	(128)	17
Payable for investments purchased	621	98,824
Management fee payable	210	219
Offering costs payable	408	—
Interest payable	(8,625)	(307)
Due to affiliate expense support	(1,550)	248
Incentive fee payable	1,304	—
Board of Trustees' fees payable	(198)	(1)
Accounts payable and accrued expenses	(60)	(516)
Net cash provided by (used in) operating activities	(148,046)	(291,887)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	261,785	367,828
Repurchased shares, net of early repurchase deduction	(8,107)	(273)
Proceeds from secured borrowings	640,500	268,100
Repayments of secured borrowings	(655,361)	(310,850)
Distributions paid	(25,243)	(20,210)
Payments of deferred financing costs	(6,958)	—
Net cash provided by (used in) financing activities	206,616	304,595

Net increase (decrease) in cash and cash equivalents	58,570	12,708
Cash and cash equivalents, beginning of period	66,944	8,679
Cash and cash equivalents, end of period	$125,514	$21,387

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$36,739	$4,519
Taxes, including excise tax, paid during the period	$563	$31
Supplemental disclosure of non-cash flow financing activities:
Reinvestment of shareholder distributions	$20,195	$6,077
Share repurchases accrued but not yet paid	$5,274	$324
Distributions payable	$8,870	$5,896
The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2025	June 30, 2024
Cash	$9,744	$4,994
Cash equivalents	115,770	16,393
Total cash and cash equivalents shown on the consolidated statements of cash flows	$125,514	$21,387
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AIM Acquisition, LLC	(4) (7) (16)	First Lien Debt	S + 4.75%	9.14%	12/2/2027	$5,457	$5,433	$5,434	0.50%
ERA Industries, LLC (BTX Precision)	(4) (16)	First Lien Debt	S + 4.75%	9.08%	7/25/2030	1,378	1,363	1,366	0.13%
ERA Industries, LLC (BTX Precision)	(4) (16)	First Lien Debt (Delayed Draw)	S + 4.75%	9.06%	7/25/2030	790	788	783	0.07%
ERA Industries, LLC (BTX Precision)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	7/25/2030	1,042	(5)	(9)	—%
ERA Industries, LLC (BTX Precision)	(4) (6)	First Lien Debt	S + 5.00%	9.28%	7/25/2030	738	730	731	0.07%
PAG Holding Corp. (Precision Aviation Group)	(4) (16)	First Lien Debt	S + 4.75%	9.05%	12/21/2029	14,478	14,314	14,487	1.33%
PAG Holding Corp. (Precision Aviation Group)	(4) (6)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	12/21/2029	5,322	5,285	5,325	0.49%
Signia Aerospace, LLC	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 3.00%	7.30%	12/11/2031	108	—	—	—%
Signia Aerospace, LLC	(4) (7) (16)	First Lien Debt	S + 3.00%	7.30%	12/11/2031	1,296	1,293	1,293	0.12%
Turbine Engine Specialists, Inc.	(4) (13)	Subordinated Debt	S + 9.50%	13.93%	3/1/2029	1,943	1,907	1,955	0.18%
Total Aerospace & Defense							31,108	31,365	2.89%

Automotive
Adient Global Holdings	(6) (12) (13)	First Lien Debt	S + 2.25%	6.58%	1/31/2031	2,469	2,483	2,477	0.23%
American Auto Auction Group, LLC	(4) (7) (16)	First Lien Debt	S + 4.50%	8.83%	5/28/2032	2,993	2,970	2,971	0.27%
Belron Finance US LLC	(6) (12) (13)	First Lien Debt	S + 2.75%	7.05%	10/16/2031	1,314	1,311	1,322	0.12%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	1,000	(11)	(23)	—%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(4)	Subordinated Debt	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	3,360	3,285	3,282	0.30%
Driven Holdings LLC	(6) (12) (13)	First Lien Debt	S + 3.00%	7.44%	12/17/2028	436	436	436	0.04%
Mitchell International Inc.	(6) (12)	First Lien Debt	S + 3.25%	7.58%	6/17/2031	5,439	5,416	5,441	0.50%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(4) (7) (16)	First Lien Debt	S + 5.00%	9.29%	11/1/2029	12,041	11,917	11,840	1.09%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.29%	11/1/2029	4,115	2,506	2,464	0.23%
Total Automotive							30,313	30,210	2.78%

Banking, Finance, Insurance, Real Estate
Alliant Holdings Intermediate, LLC	(6) (12)	First Lien Debt	S + 3.25%	7.07%	9/19/2031	4,052	4,064	4,057	0.37%
Arax MidCo, LLC	(4) (11) (13)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	4/11/2029	4,116	(20)	(40)	—%
Arax MidCo, LLC	(4) (13) (16)	First Lien Debt	S + 5.00%	9.33%	4/11/2029	2,405	2,381	2,382	0.22%
Ascend Partner Services LLC	(4) (16)	First Lien Debt	S + 4.50%	8.75%	8/11/2031	7,321	7,258	7,341	0.68%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Ascend Partner Services LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.74%	8/11/2031	$12,642	$8,953	$9,040	0.83%
Asurion, LLC (fka Asurion Corporation)	(6) (12)	First Lien Debt	S + 3.25%	8.58%	9/19/2030	3,001	2,954	2,919	0.27%
Big Apple Advisory, LLC	(4) (11)	Revolving Loan	S + 4.50%	8.81%	11/18/2031	1,740	(16)	5	—%
Big Apple Advisory, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.81%	11/18/2031	4,305	(20)	12	—%
Big Apple Advisory, LLC	(4) (6)	First Lien Debt	S + 4.50%	8.81%	11/18/2031	8,933	8,851	8,957	0.82%
Broadstreet Partners, Inc.	(6) (12)	First Lien Debt	S + 3.00%	7.33%	6/13/2031	2,970	2,984	2,977	0.27%
Cohen Advisory, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.78%	12/31/2031	4,264	172	160	0.01%
Cohen Advisory, LLC	(4) (16)	First Lien Debt	S + 4.50%	8.78%	12/31/2031	7,638	7,569	7,582	0.70%
Cohnreznick Advisory LLC	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 4.00%	8.30%	3/31/2032	3,477	(11)	—	—%
Cohnreznick Advisory LLC	(4) (16)	First Lien Debt	S + 4.00%	8.30%	3/31/2032	15,023	14,973	15,023	1.38%
Patriot Growth Insurance Services, LLC	(4) (7) (16)	First Lien Debt (Delayed Draw)	S + 5.00%	9.45%	10/16/2028	7,849	7,804	7,712	0.71%
Ryan Specialty Group, LLC	(6) (12) (13)	First Lien Debt	S + 2.25%	6.58%	9/15/2031	4,423	4,443	4,429	0.41%
Sedgwick Claims Management Services, Inc.	(6) (12)	First Lien Debt	S + 3.00%	7.33%	7/31/2031	2,233	2,230	2,244	0.21%
Smith & Howard Advisory LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.29%	11/26/2030	2,078	978	962	0.09%
Smith & Howard Advisory LLC	(4) (16)	First Lien Debt	S + 5.00%	9.29%	11/26/2030	2,570	2,547	2,546	0.23%
Trucordia (PCF Insurance Services of the West)	(6) (12)	First Lien Debt	S + 3.25%	7.56%	6/14/2032	1,030	1,027	1,033	0.10%
Truist Insurance Holdings LLC	(6) (12)	First Lien Debt	S + 2.75%	7.05%	5/6/2031	2,019	2,023	2,022	0.19%
Vensure Employer Services, Inc.	(4) (7) (16)	First Lien Debt	S + 4.75%	9.08%	9/27/2031	14,472	14,361	14,449	1.33%
Vensure Employer Services, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.08%	9/27/2031	1,458	(7)	(2)	—%
Total Banking, Finance, Insurance, Real Estate							95,498	95,810	8.82%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(4) (16)	First Lien Debt	S + 5.00%	9.33%	9/10/2030	14,328	14,204	13,912	1.28%
AmerCareRoyal, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	9/10/2030	3,307	—	(96)	(0.01)%
AmerCareRoyal, LLC	(4) (16)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	9/10/2030	2,282	2,272	2,216	0.20%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (12)	First Lien Debt	S + 4.00%	8.44%	6/9/2028	4,863	4,766	4,810	0.44%
Commercial Bakeries Corp.	(4) (6) (10) (13)	First Lien Debt	S + 5.50%	9.80%	9/25/2029	3,740	3,714	3,666	0.34%
Commercial Bakeries Corp.	(4) (10) (13) (16)	First Lien Debt	S + 5.50%	9.80%	9/25/2029	9,143	9,027	8,963	0.82%
Commercial Bakeries Corp.	(4) (10) (13) (16)	First Lien Debt	S + 5.50%	9.82%	9/25/2029	1,780	1,769	1,745	0.16%
FoodScience, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.67%	11/14/2031	5,583	1,625	1,539	0.14%
FoodScience, LLC	(4) (6)	First Lien Debt	S + 4.50%	8.72%	11/14/2031	5,212	5,166	5,121	0.47%
Fortune International, LLC	(4) (16)	First Lien Debt	S + 5.00%	9.40%	7/17/2027	6,767	6,758	6,623	0.61%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

IF&P Holding Company, LLC (Fresh Edge)	(4) (6)	Subordinated Debt	S + 4.50%	8.86% (Cash) 5.13% (PIK)	4/3/2029	$3,207	$3,156	$3,113	0.29%
Palmetto Acquisitionco, Inc. (Tech24)	(4) (16)	First Lien Debt	S + 5.75%	10.05%	9/18/2029	3,298	3,254	3,197	0.29%
Palmetto Acquisitionco, Inc. (Tech24)	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.75%	10.03%	9/18/2029	1,208	926	892	0.08%
Refresco (Pegasus Bidco BV)	(6) (10) (12) (13)	First Lien Debt	S + 3.25%	7.58%	7/12/2029	2,741	2,752	2,762	0.25%
Refresh Buyer, LLC (Sunny Sky Products)	(4) (16)	First Lien Debt	S + 4.75%	9.05%	12/23/2028	5,080	5,043	4,989	0.46%
Refresh Buyer, LLC (Sunny Sky Products)	(4) (16)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	12/23/2028	1,286	1,280	1,263	0.12%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (7) (16)	First Lien Debt	S + 5.25%	9.50%	10/2/2030	7,012	6,936	7,012	0.65%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.57%	10/2/2030	4,348	1,286	1,304	0.12%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (7) (16)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	10/2/2030	2,399	2,389	2,399	0.22%
Watermill Express, LLC	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.83%	4/30/2031	1,900	(7)	—	—%
Watermill Express, LLC	(4) (7) (16)	First Lien Debt	S + 4.50%	8.80%	4/30/2031	2,769	2,742	2,769	0.25%
Watermill Express, LLC	(4) (7) (16)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	4/30/2031	120	120	120	0.01%
Watermill Express, LLC	(4) (7) (16)	First Lien Debt	S + 4.50%	8.80%	4/30/2031	1,241	1,241	1,241	0.11%
Total Beverage, Food & Tobacco							80,419	79,560	7.30%

Capital Equipment
Clean Solutions Buyer, Inc.	(4) (6)	First Lien Debt	S + 4.50%	8.83%	9/9/2030	8,608	8,534	8,532	0.79%
Engineered Fastener Company, LLC (EFC International)	(4)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,546	2,501	2,514	0.23%
FirstCall Mechanical Group, LLC	(4) (16)	First Lien Debt	S + 4.75%	9.05%	6/27/2030	9,900	9,816	9,812	0.90%
FirstCall Mechanical Group, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	6/27/2030	19,922	15,504	15,345	1.41%
Hayward Industries, Inc.	(6) (12) (13)	First Lien Debt	S + 2.75%	6.94%	5/30/2028	4,189	4,197	4,206	0.39%
Hyperion Materials & Technologies, Inc.	(12) (16)	First Lien Debt	S + 4.50%	9.02%	8/30/2028	2,310	2,310	2,233	0.21%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(4) (16)	First Lien Debt	S + 5.50%	9.80%	4/9/2030	10,843	10,710	10,548	0.97%
Johnson Controls Inc (aka Power Solutions)	(6) (12)	First Lien Debt	S + 2.75%	7.08%	1/28/2032	500	500	501	0.05%
Johnson Controls Inc (aka Power Solutions)	(6) (12) (13)	First Lien Debt	S + 2.50%	6.83%	5/6/2030	993	993	991	0.09%
Johnstone Supply	(6) (12)	First Lien Debt	S + 2.50%	6.82%	6/9/2031	1,464	1,469	1,469	0.14%
Madison Safety & Flow LLC	(6) (12)	First Lien Debt	S + 2.75%	7.08%	9/26/2031	536	535	538	0.05%
Motion & Control Enterprises LLC	(4) (16)	First Lien Debt	S + 6.00%	10.32%	6/1/2028	1,572	1,559	1,558	0.14%
Motion & Control Enterprises LLC	(4) (6)	First Lien Debt	S + 6.00%	10.32%	6/1/2028	1,679	1,667	1,664	0.15%
Motion & Control Enterprises LLC	(4) (16)	First Lien Debt (Delayed Draw)	S + 6.00%	10.32%	6/1/2028	4,328	4,326	4,289	0.39%
Motion & Control Enterprises LLC	(4) (16)	First Lien Debt (Delayed Draw)	S + 6.00%	10.32%	6/1/2028	12,174	12,174	12,065	1.11%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Ovation Holdings, Inc	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	2/4/2030	$6,959	$5,734	$5,788	0.53%
Ovation Holdings, Inc	(4) (6)	First Lien Debt	S + 5.00%	9.28%	2/4/2030	834	826	833	0.08%
Ovation Holdings, Inc	(4) (16)	First Lien Debt	S + 5.00%	9.28%	2/4/2030	13,435	13,391	13,422	1.24%
Ovation Holdings, Inc	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	2/4/2030	3,083	3,077	3,080	0.28%
PT Intermediate Holdings III, LLC	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 3.25%	7.55% (Cash) 1.75% (PIK)	4/9/2030	196	1	(1)	—%
PT Intermediate Holdings III, LLC	(4) (7) (16)	First Lien Debt	S + 3.25%	7.55% (Cash) 1.75% (PIK)	4/9/2030	3,667	3,681	3,649	0.34%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(4) (16)	First Lien Debt	S + 5.25%	9.69%	4/4/2029	9,271	9,196	9,138	0.84%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.70%	4/4/2029	2,322	2,309	2,289	0.21%
Service Logic Acquisition, Inc.	(4) (7) (16)	First Lien Debt	S + 3.00%	7.28%	10/29/2027	11,601	11,601	11,601	1.07%
Southern Air & Heat Holdings, LLC	(4) (16)	First Lien Debt (Delayed Draw)	S + 4.75%	9.17%	10/1/2027	1,361	1,351	1,361	0.13%
Southern Air & Heat Holdings, LLC	(4) (16)	First Lien Debt	S + 4.75%	9.20%	10/1/2027	1,305	1,295	1,305	0.12%
Thermostat Purchaser III, Inc.	(4) (7) (16)	First Lien Debt	S + 4.25%	8.55%	8/31/2028	4,787	4,786	4,775	0.44%
Thermostat Purchaser III, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.25%	8.55%	8/31/2028	1,749	—	(4)	—%
Vessco Midco Holdings, LLC	(4) (7) (16)	First Lien Debt	S + 4.75%	9.05%	7/24/2031	13,706	13,583	13,579	1.25%
Vessco Midco Holdings, LLC	(4) (7) (11)	Revolving Loan	S + 4.75%	9.08%	7/24/2031	1,726	(15)	(16)	—%
Vessco Midco Holdings, LLC	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	7/24/2031	4,569	1,762	1,740	0.16%
Total Capital Equipment							149,373	148,804	13.71%

Chemicals, Plastics, & Rubber
Akzo Nobel Speciality (aka Starfruit US Holdco LLC)	(6) (10) (12) (13)	First Lien Debt	S + 3.25%	7.51%	4/3/2028	3,715	3,732	3,737	0.34%
Anchor Packaging	(6) (12)	First Lien Debt	S + 3.25%	7.56%	7/18/2029	3,713	3,716	3,737	0.34%
Chroma Color Corporation	(4) (16)	First Lien Debt	S + 4.25%	8.53%	4/23/2029	6,351	6,299	6,258	0.58%
Chroma Color Corporation	(4) (16)	First Lien Debt (Delayed Draw)	S + 4.25%	8.55%	4/23/2029	1,402	1,393	1,381	0.13%
Ineos Composites (Fortis 333 Inc)	(6) (12)	First Lien Debt	S + 3.50%	7.80%	3/27/2032	1,100	1,098	1,101	0.10%
Ineos US Finance LLC	(6) (12) (13)	First Lien Debt	S + 3.00%	7.33%	2/7/2031	490	491	468	0.04%
Ineos US Finance LLC	(6) (10) (12) (13)	First Lien Debt	S + 3.25%	7.57%	2/18/2030	1,545	1,554	1,485	0.14%
New Spartech Holdings LLC	(4) (6) (7)	First Lien Debt	S + 5.25%	9.56%	9/30/2030	628	628	628	0.06%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

New Spartech Holdings LLC	(4)	First Lien Debt	S + 7.00%	11.31%	3/31/2030	$384	$377	$384	0.04%
Tangent Technologies Acquisition, LLC	(4) (16)	First Lien Debt	S + 4.75%	9.31%	11/30/2027	12,281	12,226	12,107	1.11%
Univar Solutions USA Inc.	(6) (12)	First Lien Debt	S + 2.75%	7.07%	8/1/2030	1,877	1,887	1,880	0.17%
USALCO	(6) (12)	First Lien Debt	S + 4.00%	8.33%	9/30/2031	1,263	1,258	1,271	0.12%
USALCO	(6) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.00%	8.33%	9/30/2031	131	—	1	—%
Total Chemicals, Plastics, & Rubber							34,659	34,438	3.17%

Construction & Building
APi Group DE Inc.	(6) (12) (13)	First Lien Debt	S + 1.75%	6.08%	1/3/2029	1,672	1,673	1,675	0.15%
Cobalt Service Partners, LLC	(4) (7) (16)	First Lien Debt	S + 4.75%	9.05%	10/13/2031	7,323	7,258	7,255	0.67%
Cobalt Service Partners, LLC	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	10/13/2031	12,657	3,449	3,387	0.31%
Gannett Fleming, Inc.	(4) (6) (7)	First Lien Debt	S + 4.75%	8.96%	8/5/2030	17,735	17,504	17,608	1.62%
Gannett Fleming, Inc.	(4) (7) (11)	Revolving Loan	S + 4.75%	8.96%	8/5/2030	2,131	(27)	(15)	—%
Gulfside Supply	(6) (12)	First Lien Debt	S + 3.00%	7.30%	6/17/2031	1,076	1,074	1,080	0.10%
Heartland Paving Partners, LLC	(4) (16)	First Lien Debt	S + 4.75%	8.97%	8/9/2030	8,507	8,433	8,431	0.78%
Heartland Paving Partners, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	8.94%	8/9/2030	5,714	5,081	5,043	0.46%
Heartland Paving Partners, LLC	(4) (16)	First Lien Debt (Delayed Draw)	S + 4.75%	8.89%	8/9/2030	5,709	5,697	5,658	0.52%
Hyphen Solutions, LLC	(4) (7) (16)	First Lien Debt	S + 5.00%	9.43%	10/27/2026	15,833	15,816	15,833	1.46%
ICE USA Infrastructure, Inc.	(4) (16)	First Lien Debt	S + 5.75%	10.05%	3/15/2030	9,006	8,932	8,765	0.81%
ICE USA Infrastructure, Inc.	(4) (6)	First Lien Debt	S + 5.75%	10.05%	3/15/2030	1,610	1,596	1,567	0.14%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(4) (7) (16)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	12/15/2027	1,341	1,341	1,335	0.12%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(4) (7) (16)	First Lien Debt	S + 5.00%	9.28%	12/15/2027	2,539	2,539	2,528	0.23%
MEI Buyer LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	6/29/2029	1,855	—	—	—%
MEI Buyer LLC	(4) (16)	First Lien Debt	S + 5.00%	9.33%	6/29/2029	10,196	10,150	10,197	0.94%
MEI Buyer LLC	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	6/29/2029	1,630	1,629	1,631	0.15%
Quikrete Holdings, Inc.	(6) (12)	First Lien Debt	S + 2.25%	6.58%	2/10/2032	1,071	1,069	1,071	0.10%
Quikrete Holdings, Inc.	(6) (12)	First Lien Debt	S + 2.25%	6.58%	3/19/2029	1,474	1,475	1,475	0.14%
Rose Paving, LLC	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	146	(1)	—	—%
Rose Paving, LLC	(4)	Subordinated Debt	N/A	12.00%	5/7/2030	2,253	2,230	2,256	0.21%
SCIC Buyer, Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	3/28/2031	2,745	(7)	(16)	—%
SCIC Buyer, Inc.	(4) (16)	First Lien Debt	S + 5.00%	9.30%	3/28/2031	13,060	12,932	12,984	1.20%
SPI LLC	(4) (7) (16)	First Lien Debt	S + 4.50%	8.95%	12/21/2027	3,658	3,640	3,658	0.34%
SPI LLC	(4) (7) (16)	First Lien Debt	S + 4.50%	8.95%	12/21/2027	3,604	3,588	3,604	0.33%
SPI LLC	(4) (7) (16)	First Lien Debt	S + 4.50%	8.95%	12/21/2027	6,773	6,723	6,773	0.62%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Thyssenkrupp Elevator (Vertical US Newco Inc)	(6) (12) (13)	First Lien Debt	S + 3.00%	7.24%	4/30/2030	$3,950	$3,974	$3,965	0.36%
Touchdown Acquirer Inc. (Tencate)	(7) (12) (16)	First Lien Debt	S + 2.75%	7.08%	2/21/2031	9,802	9,808	9,815	0.90%
Vertex Service Partners, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 6.00%	10.30%	11/8/2030	8,948	1,715	1,583	0.15%
Vertex Service Partners, LLC	(4) (16)	First Lien Debt	S + 6.00%	10.30%	11/8/2030	3,166	3,140	3,197	0.29%
Vertex Service Partners, LLC	(4) (16)	First Lien Debt (Delayed Draw)	S + 6.00%	10.30%	11/8/2030	5,708	5,685	5,765	0.53%
WSB Engineering Holdings Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.83%	8/31/2029	8,087	(30)	(80)	(0.01)%
WSB Engineering Holdings Inc.	(4) (16)	First Lien Debt	S + 4.50%	8.83%	8/31/2029	4,152	4,105	4,111	0.38%
WSB Engineering Holdings Inc.	(4) (11) (16)	First Lien Debt (Delayed Draw)	S + 4.50%	8.78%	8/31/2029	2,745	2,390	2,385	0.22%
Total Construction & Building							154,581	154,524	14.22%

Consumer Goods: Durable
Callaway Golf Company	(6) (12) (13)	First Lien Debt	S + 3.00%	7.33%	3/15/2030	1,396	1,396	1,377	0.13%
Culligan (AKA Osmosis Debt Merger Sub Inc)	(6) (12) (13)	First Lien Debt	S + 3.00%	7.32%	7/31/2028	2,977	2,992	2,977	0.27%
DRS Holdings III, Inc.	(4) (7) (16)	First Lien Debt	S + 5.25%	9.58%	11/1/2028	2,644	2,644	2,632	0.24%
MITER Brands (MIWD Holdco II LLC)	(6) (12)	First Lien Debt	S + 3.00%	7.33%	3/28/2031	3,465	3,485	3,477	0.32%
Momentum Textiles, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,039	4,955	4,938	0.45%
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7)	First Lien Debt	S + 5.00%	9.43% (Cash) 1.50% (PIK)	10/31/2028	6,224	6,222	5,507	0.51%
SRAM LLC	(6) (12)	First Lien Debt	S + 2.25%	6.58%	2/27/2032	2,310	2,316	2,287	0.21%
XpressMyself.com LLC (SmartSign)	(4) (16)	First Lien Debt	S + 5.50%	9.91%	9/7/2028	1,994	1,983	1,994	0.18%
XpressMyself.com LLC (SmartSign)	(4) (16)	First Lien Debt	S + 5.75%	10.17%	9/7/2028	1,508	1,488	1,508	0.14%
Total Consumer Goods: Durable							27,481	26,697	2.45%

Consumer Goods: Non-Durable
Image International Intermediate Holdco II, LLC	(4) (6) (7)	First Lien Debt	S + 5.50%	9.93%	9/10/2026	7,555	7,547	7,233	0.67%
Image International Intermediate Holdco II, LLC	(4) (6) (7)	First Lien Debt	S + 5.50%	9.93%	9/10/2026	10,681	10,590	10,226	0.94%
KL Bronco Acquisition, Inc. (Elevation Labs)	(4) (16)	First Lien Debt	S + 5.25%	9.63%	6/30/2028	4,974	4,963	4,974	0.46%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

KL Bronco Acquisition, Inc. (Elevation Labs)	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.67%	6/30/2028	$2,430	$1,929	$1,933	0.18%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	1/8/2030	4,397	(9)	22	—%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (16)	First Lien Debt	S + 5.00%	9.30%	1/8/2030	11,933	11,984	11,994	1.10%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	1/8/2030	2,892	2,911	2,907	0.27%
Perrigo Investments	(6) (10) (12) (13)	First Lien Debt	S + 2.00%	6.33%	4/20/2029	1,410	1,410	1,413	0.13%
Revision Buyer LLC (Revision Skincare)	(4)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,330	10,209	10,278	0.95%
Total Consumer Goods: Non-Durable							51,534	50,980	4.70%

Containers, Packaging & Glass
Novolex (Clydesdale Acquisition Holdings Inc)	(6) (12)	First Lien Debt	S + 3.25%	7.50%	4/13/2029	1,656	1,665	1,654	0.15%
Oliver Packaging, LLC	(4)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	1,390	1,375	1,299	0.12%
Oliver Packaging, LLC	(4)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	259	255	253	0.02%
Online Labels Group, LLC	(4) (16)	First Lien Debt	S + 5.25%	9.55%	12/19/2029	3,132	3,124	3,132	0.29%
Online Labels Group, LLC	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	12/19/2029	543	271	271	0.02%
Online Labels Group, LLC	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	12/19/2029	227	—	—	—%
Performance Packaging Buyer, LLC	(4) (16)	First Lien Debt	S + 4.50%	8.63%	4/15/2031	6,198	6,138	6,140	0.57%
PG Buyer, LLC (Pacur)	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	9/2/2026	8,405	8,405	8,405	0.77%
ProAmpac PG Borrower LLC	(7) (12) (16)	First Lien Debt	S + 4.00%	8.28%	9/15/2028	3,940	3,940	3,960	0.36%
Total Containers, Packaging & Glass							25,173	25,114	2.30%

Energy: Electricity
Covanta Energy Corp	(6) (12)	First Lien Debt	S + 2.25%	6.56%	11/30/2028	685	684	687	0.06%
Covanta Energy Corp	(6) (12)	First Lien Debt	S + 2.25%	6.56%	11/30/2028	53	53	53	—%
Matador US Buyer, LLC (Insulation Technology Group)	(4) (10) (13) (16)	First Lien Debt	S + 5.00%	9.33%	6/25/2030	19,659	19,490	19,472	1.79%
Matador US Buyer, LLC (Insulation Technology Group)	(4) (10) (11) (13)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	6/25/2030	5,201	4,952	4,902	0.45%
Tinicum Voltage Acquisition Corp.	(4) (16)	First Lien Debt	S + 4.75%	9.23%	12/15/2028	6,782	6,630	6,726	0.62%
Total Energy: Electricity							31,809	31,840	2.92%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Energy: Oil & Gas
Allredi, LLC (Abrasive Products and Equipment)	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	$969	$969	$792	0.07%
Allredi, LLC (Abrasive Products and Equipment)	(4)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	12,484	12,279	10,204	0.94%
Total Energy: Oil & Gas							13,248	10,996	1.01%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(4) (16)	First Lien Debt	S + 5.00%	9.30%	3/27/2030	8,646	8,574	8,573	0.79%
CLS Management Services, LLC (Contract Land Staff)	(4) (16)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	3/27/2030	3,476	3,464	3,446	0.32%
CLS Management Services, LLC (Contract Land Staff)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	3/27/2030	4,418	(9)	(38)	—%
Impact Parent Corporation (Impact Environmental Group)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	283	40	37	—%
Impact Parent Corporation (Impact Environmental Group)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	3,144	3,148	3,099	0.29%
Impact Parent Corporation (Impact Environmental Group)	(4) (16)	First Lien Debt	S + 5.25%	9.65%	3/23/2029	10,304	10,319	10,159	0.94%
Impact Parent Corporation (Impact Environmental Group)	(4) (16)	First Lien Debt	S + 5.25%	9.65%	3/23/2029	2,045	2,015	2,016	0.19%
Impact Parent Corporation (Impact Environmental Group)	(4) (16)	First Lien Debt	S + 5.25%	9.65%	3/23/2029	419	413	413	0.04%
Impact Parent Corporation (Impact Environmental Group)	(4) (16)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	2,006	2,004	1,978	0.18%
Impact Parent Corporation (Impact Environmental Group)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	1,700	1,694	1,676	0.15%
NFM & J, L.P. (The Facilities Group)	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.75%	10.18%	11/30/2027	1,546	164	142	0.01%
NFM & J, L.P. (The Facilities Group)	(4) (7) (16)	First Lien Debt (Delayed Draw)	S + 5.75%	10.18%	11/30/2027	1,951	1,941	1,913	0.18%
NFM & J, L.P. (The Facilities Group)	(4) (7) (16)	First Lien Debt	S + 5.75%	10.13%	11/30/2027	2,740	2,726	2,686	0.25%
NFM & J, L.P. (The Facilities Group)	(4) (7) (16)	First Lien Debt	S + 5.75%	10.09%	11/30/2027	1,919	1,909	1,882	0.17%
Nutrition 101 Buyer, LLC (101 Inc)	(4) (6)	First Lien Debt	S + 5.25%	9.63%	8/31/2028	1,432	1,422	1,361	0.13%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (16)	First Lien Debt	S + 5.50%	9.80%	7/3/2029	2,329	2,308	2,331	0.21%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Orion Group FM Holdings, LLC (Leo Facilities)	(4) (16)	First Lien Debt	S + 5.50%	9.80%	7/3/2029	$3,369	$3,342	$3,372	0.31%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.50%	9.82%	7/3/2029	19,812	—	18	—%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.50%	9.77%	7/3/2029	2,552	1,880	1,886	0.17%
SI Solutions, LLC	(4) (16)	First Lien Debt	S + 4.75%	8.88%	8/15/2030	10,441	10,352	10,400	0.96%
SI Solutions, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.06%	8/15/2030	4,951	980	971	0.09%
Total Environmental Industries							58,686	58,321	5.38%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (16)	First Lien Debt	S + 5.00%	9.32%	7/2/2031	13,784	13,663	14,059	1.29%
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	7/2/2031	2,515	899	954	0.09%
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (16)	First Lien Debt	S + 5.00%	9.33%	7/2/2031	3,379	3,365	3,447	0.32%
ACP Maverick Holdings, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	3/18/2031	3,636	(17)	(35)	—%
ACP Maverick Holdings, Inc.	(4) (7) (16)	First Lien Debt	S + 4.75%	9.05%	3/18/2031	16,323	16,164	16,166	1.49%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (7) (16)	First Lien Debt (Delayed Draw)	S + 5.50%	9.83%	5/1/2030	1,063	1,064	1,063	0.10%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (7) (16)	First Lien Debt	S + 5.50%	9.83%	5/1/2030	4,209	4,213	4,209	0.39%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.50%	9.83%	5/1/2030	3,943	(10)	—	—%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (6) (7)	First Lien Debt	S + 5.50%	9.83%	5/1/2030	551	545	551	0.05%
Bluebird PM Buyer, Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	2/3/2032	1,019	(2)	(8)	—%
Bluebird PM Buyer, Inc.	(4) (6)	First Lien Debt	S + 4.75%	9.05%	2/3/2032	7,455	7,388	7,398	0.68%
Bridges Consumer Healthcare Intermediate LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.49%	12/22/2031	4,262	(21)	(92)	(0.01)%
Bridges Consumer Healthcare Intermediate LLC	(4) (16)	First Lien Debt	S + 5.25%	9.49%	12/22/2031	5,113	5,066	5,003	0.46%
Bridges Consumer Healthcare Intermediate LLC	(4) (11) (16)	First Lien Debt (Delayed Draw)	S + 5.25%	9.49%	12/22/2031	2,434	1,935	1,894	0.17%
Coding Solutions Acquisition, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	8/7/2031	798	(2)	(3)	—%
Coding Solutions Acquisition, Inc.	(4) (6) (7)	First Lien Debt	S + 5.00%	9.33%	8/7/2031	612	606	609	0.06%
Coding Solutions Acquisition, Inc.	(4) (7) (16)	First Lien Debt	S + 5.00%	9.33%	8/7/2031	11,193	11,129	11,147	1.03%
Coding Solutions Acquisition, Inc.	(4) (7) (11)	Revolving Loan	S + 5.00%	9.33%	8/7/2031	1,101	(10)	(5)	—%
Coding Solutions Acquisition, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	8/7/2031	1,267	(3)	(5)	—%
Eyesouth Eye Care Holdco LLC	(4) (16)	First Lien Debt	S + 5.50%	9.93%	10/5/2029	10,584	10,412	10,406	0.96%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Eyesouth Eye Care Holdco LLC	(4) (16)	First Lien Debt (Delayed Draw)	S + 5.50%	9.93%	10/5/2029	$3,414	$3,369	$3,357	0.31%
Health Management Associates, Inc.	(4) (16)	First Lien Debt	S + 6.25%	10.57%	3/30/2029	8,733	8,675	8,673	0.80%
Health Management Associates, Inc.	(4) (6)	First Lien Debt (Delayed Draw)	S + 6.25%	10.56%	3/30/2029	1,099	1,089	1,091	0.10%
Healthspan Buyer, LLC (Thorne HealthTech)	(4) (16)	First Lien Debt	S + 5.25%	9.55%	10/16/2030	5,464	5,440	5,383	0.50%
Healthspan Buyer, LLC (Thorne HealthTech)	(4) (16)	First Lien Debt	S + 5.25%	9.55%	10/16/2030	11,989	11,928	11,811	1.09%
Heartland Veterinary Partners LLC	(4)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,455	5,455	5,410	0.50%
Heartland Veterinary Partners LLC	(4)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	1,091	1,083	1,082	0.10%
Heartland Veterinary Partners LLC	(4)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,226	5,226	5,183	0.48%
HMN Acquirer Corp.	(4) (16)	First Lien Debt	S + 4.50%	8.80%	11/5/2031	5,802	5,751	5,712	0.53%
HMN Acquirer Corp.	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	11/5/2031	2,144	(5)	(33)	—%
Impact Advisors, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	3/19/2032	7,143	(34)	(70)	(0.01)%
Impact Advisors, LLC	(4) (16)	First Lien Debt	S + 4.75%	9.05%	3/19/2032	12,825	12,700	12,700	1.17%
Jazz Pharmaceuticals (AKA FINANCING LUX SARL)	(6) (10) (12) (13)	First Lien Debt	S + 2.25%	6.58%	5/5/2028	2,742	2,756	2,757	0.25%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(4)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	2/13/2032	1,858	1,849	1,848	0.17%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(4) (16)	First Lien Debt	S + 5.00%	9.31%	2/13/2032	5,368	5,322	5,339	0.49%
Lavie Group, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.42%	10/10/2029	651	(2)	(6)	—%
Lavie Group, Inc.	(4) (7) (16)	First Lien Debt	S + 5.25%	9.42%	10/12/2029	2,435	2,412	2,411	0.22%
Medline (AKA Mozart Borrower LP)	(6) (12)	First Lien Debt	S + 2.25%	6.58%	10/23/2028	2,737	2,740	2,743	0.25%
New You Bariatric Group, LLC (SSJA Bariatric Management LLC)	(4) (6) (15)	First Lien Debt	S + 5.25%	9.70%	7/31/2025	7,455	7,455	2,646	0.24%
Organon & Co	(6) (12) (13)	First Lien Debt	S + 2.25%	6.57%	5/19/2031	1,418	1,416	1,398	0.13%
Performance Health Holdings, Inc	(4) (16)	First Lien Debt	S + 3.75%	7.95%	3/19/2032	15,000	14,852	14,853	1.37%
Promptcare Infusion Buyer, Inc.	(4) (7) (16)	First Lien Debt (Delayed Draw)	S + 6.00%	10.38%	9/1/2027	316	316	310	0.03%
Promptcare Infusion Buyer, Inc.	(4) (7) (16)	First Lien Debt	S + 6.00%	10.39%	9/1/2027	2,029	2,028	1,988	0.18%
Select Medical Corporation	(6) (12) (13)	First Lien Debt	S + 2.00%	6.33%	12/3/2031	820	823	823	0.08%
Southern Veterinary Partners, LLC	(7) (12) (16)	First Lien Debt	S + 3.25%	7.53%	12/4/2031	8,309	8,301	8,328	0.77%
TBRS, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.08%	11/22/2031	1,953	751	718	0.07%
TBRS, Inc.	(4) (7) (11)	Revolving Loan	S + 4.75%	9.08%	11/22/2030	1,243	66	50	—%
TBRS, Inc.	(4) (7) (16)	First Lien Debt	S + 4.75%	9.08%	11/22/2031	7,124	7,061	6,972	0.64%
Tidi Legacy Products, Inc.	(4) (7) (16)	First Lien Debt	S + 4.50%	8.83%	12/19/2029	15,658	15,657	15,814	1.46%
Tidi Legacy Products, Inc.	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.83%	12/19/2029	4,183	9	42	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

VMG Holdings LLC (VMG Health)	(4) (16)	First Lien Debt	S + 5.00%	9.33%	4/16/2030	$19,850	$19,684	$19,678	1.81%
Wellspring Pharmaceutical Corporation	(4) (16)	First Lien Debt	S + 5.00%	9.27%	8/22/2028	6,430	6,399	6,439	0.59%
Wellspring Pharmaceutical Corporation	(4) (16)	First Lien Debt	S + 5.00%	9.27%	8/22/2028	3,866	3,835	3,871	0.36%
Wellspring Pharmaceutical Corporation	(4) (16)	First Lien Debt (Delayed Draw)	S + 5.00%	9.27%	8/22/2028	1,857	1,849	1,859	0.17%
YI, LLC (Young Innovations)	(4) (7) (16)	First Lien Debt	S + 5.75%	10.06%	12/3/2029	15,768	15,645	15,433	1.42%
Total Healthcare & Pharmaceuticals							258,285	253,371	23.35%

High Tech Industries
Ahead DB Holdings, LLC (Ahead Data Blue LLC)	(12) (16)	First Lien Debt	S + 3.00%	7.30%	2/1/2031	7,930	7,896	7,946	0.73%
BMC Software, Inc.	(6) (12)	First Lien Debt	S + 3.00%	7.33%	7/30/2031	4,988	4,978	4,962	0.46%
CLEARWATER ANALYTICS LLC	(6) (12) (13)	First Lien Debt	S + 2.75%	6.52%	2/10/2032	1,500	1,500	1,502	0.14%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7)	First Lien Debt	S + 5.00%	9.33%	8/2/2030	2,553	2,543	2,536	0.23%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (7) (16)	First Lien Debt	S + 5.00%	9.33%	8/2/2030	14,894	14,834	14,794	1.36%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	8/2/2030	2,553	(10)	(17)	—%
Dragon Buyer, Inc. (NCR Voyix)	(6) (12)	First Lien Debt	S + 3.00%	7.30%	9/30/2031	6,965	6,935	6,987	0.64%
Eliassen Group, LLC	(4) (6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	10.08%	4/14/2028	228	228	226	0.02%
Eliassen Group, LLC	(4) (6) (7)	First Lien Debt	S + 5.75%	10.05%	4/14/2028	3,170	3,170	3,145	0.29%
Emburse, Inc.	(4) (7) (16)	First Lien Debt	S + 4.25%	8.55%	5/28/2032	2,964	2,956	2,957	0.27%
Emburse, Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.25%	8.55%	5/28/2032	529	(1)	(1)	—%
Emburse, Inc.	(4) (7) (11)	Revolving Loan	S + 4.25%	8.55%	5/28/2032	568	(1)	(1)	—%
Ensono, Inc.	(12) (16)	First Lien Debt	S + 4.00%	8.44%	5/26/2028	14,888	14,839	14,917	1.37%
GS AcquisitionCo, Inc.	(4) (7) (16)	First Lien Debt	S + 5.25%	9.55%	5/25/2028	5,753	5,741	5,734	0.53%
Icon Parent I Inc. (Instructure)	(6) (7) (12)	First Lien Debt	S + 3.00%	7.21%	11/13/2031	1,995	1,987	1,999	0.18%
II-VI INCORPORATED	(6) (12) (13)	First Lien Debt	S + 2.00%	6.33%	7/2/2029	2,124	2,132	2,130	0.20%
Infobase Acquisition, Inc.	(4) (16)	First Lien Debt	S + 5.50%	9.92%	6/14/2028	3,481	3,477	3,459	0.32%
Informatica LLC	(6) (12) (13)	First Lien Debt	S + 2.25%	6.58%	10/27/2028	4,433	4,449	4,456	0.41%
Javelin Buyer, Inc.	(7) (12) (16)	First Lien Debt	S + 3.00%	7.33%	12/5/2031	6,983	6,974	7,020	0.65%
MKS INSTRUMENTS INC	(6) (12) (13)	First Lien Debt	S + 2.00%	6.32%	8/17/2029	3,121	3,250	3,133	0.29%
PointClickCare Technologies	(6) (10) (12) (13)	First Lien Debt	S + 3.25%	7.42%	10/11/2031	448	447	450	0.04%
Project Alpha Intermediate Holding, Inc.	(6) (7) (12)	First Lien Debt	S + 3.25%	7.55%	10/26/2030	997	995	1,003	0.09%
Quartz Holding Company (Quickbase)	(4) (16)	First Lien Debt	S + 3.25%	7.58%	10/2/2028	11,975	11,957	11,931	1.10%
QXO	(6) (12) (13)	First Lien Debt	S + 3.00%	7.30%	4/30/2032	688	681	693	0.06%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (6) (7)	First Lien Debt	S + 4.50%	8.80%	9/30/2031	9,195	9,113	9,110	0.84%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (7) (11)	Revolving Loan	S + 4.50%	8.80%	3/31/2031	1,062	277	277	0.03%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	9/30/2031	3,187	(7)	(29)	—%
Specialist Resources Global Inc.	(4) (16)	First Lien Debt	S + 5.00%	9.33%	9/23/2027	1,318	1,309	1,316	0.12%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Specialist Resources Global Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	9/23/2027	$11,790	$(19)	$(13)	—%
Specialist Resources Global Inc.	(4) (16)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	9/23/2027	6,769	6,769	6,762	0.62%
Stratix Holding Corporation	(4) (16)	First Lien Debt	S + 5.25%	9.47%	9/15/2028	6,498	6,498	6,498	0.60%
UPC/Sunrise (UPC Financing Partnership)	(6) (12) (13)	First Lien Debt	S + 2.50%	6.79%	2/29/2032	1,825	1,819	1,823	0.17%
VALIDITY INC	(4) (16)	First Lien Debt	S + 5.25%	9.58%	4/7/2032	7,804	7,726	7,726	0.71%
Venture Buyer, LLC (Velosio)	(4) (7) (16)	First Lien Debt	S + 5.25%	9.53%	3/1/2030	7,856	7,816	7,856	0.72%
Venture Buyer, LLC (Velosio)	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.58%	3/1/2030	1,635	286	285	0.03%
Worldpay (GTCR W Merger Sub LLC)	(6) (12)	First Lien Debt	S + 2.00%	6.30%	1/31/2031	4,443	4,462	4,459	0.41%
Total High Tech Industries							148,006	148,031	13.63%

Hotel, Gaming & Leisure
Cinemark USA, Inc.	(6) (12) (13)	First Lien Debt	S + 3.50%	6.55%	5/24/2030	3,572	3,591	3,590	0.33%
Davidson Hotel Company LLC	(4) (16)	First Lien Debt	S + 5.00%	9.33%	10/31/2031	2,790	2,765	2,777	0.26%
Davidson Hotel Company LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	10/31/2031	930	35	33	—%
Total Hotel, Gaming & Leisure							6,391	6,400	0.59%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(4) (16)	First Lien Debt	S + 6.00%	10.42%	10/23/2028	3,450	3,453	3,429	0.32%
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(6) (12)	First Lien Debt	S + 2.75%	7.08%	1/31/2031	3,720	3,728	3,686	0.34%
Viking Buyer, LLC (Vanguard Packaging LLC)	(4) (16)	First Lien Debt	S + 5.25%	9.69%	8/9/2026	5,784	5,782	5,456	0.50%
VS Professional Training Acquisitionco, LLC	(4) (16)	First Lien Debt	S + 5.25%	9.58%	9/30/2026	4,215	4,215	4,215	0.39%
Total Media: Advertising, Printing & Publishing							17,178	16,786	1.55%

Media: Broadcasting & Subscription
Directv (AKA Directv Financing LLC)	(6) (12)	First Lien Debt	S + 5.00%	9.54%	8/2/2027	53	53	53	—%
Virgin Media Investment Holdings Limited	(6) (12) (13)	First Lien Debt	S + 3.25%	7.68%	1/31/2029	1,375	1,360	1,365	0.13%
Ziggo B.V.	(6) (12) (13)	First Lien Debt	S + 2.50%	6.93%	4/30/2028	500	493	490	0.05%
Total Media: Media: Broadcasting & Subscription							1,906	1,908	0.18%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Media: Diversified & Production
BroadcastMed Holdco, LLC	(4)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	$2,881	$2,848	$2,763	0.25%
Creative Artists Agency, LLC	(6) (12)	First Lien Debt	S + 2.75%	7.08%	10/1/2031	1,979	1,988	1,987	0.18%
Total Media: Diversified & Production							4,836	4,750	0.43%

Metals & Mining
Arsenal AIC Parent LLC(Arconic)	(6) (12)	First Lien Debt	S + 2.75%	7.08%	8/18/2030	2,589	2,611	2,590	0.24%
Total Metals & Mining							2,611	2,590	0.24%

Retail
Syndigo LLC	(4) (16)	First Lien Debt	S + 4.50%	9.09%	12/15/2027	2,710	2,707	2,710	0.25%
Total Retail							2,707	2,710	0.25%

Services: Business
AG Group Holdings, Inc. (Addison Group)	(4) (6)	First Lien Debt	S + 4.25%	8.58%	12/29/2028	1,806	1,816	1,691	0.16%
Air Transport (Stonepeak Nile Parent LLC)	(6) (12)	First Lien Debt	S + 2.75%	6.98%	4/9/2032	1,250	1,247	1,256	0.12%
ALKU Intermediate Holdings, LLC	(4) (6)	First Lien Debt	S + 6.25%	10.47%	5/23/2029	2,671	2,632	2,660	0.24%
All4 Buyer, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.78%	1/23/2032	2,108	(10)	(20)	—%
All4 Buyer, LLC	(4) (16)	First Lien Debt	S + 4.50%	8.78%	1/23/2032	2,523	2,500	2,499	0.23%
Amex GBT	(6) (12) (13)	First Lien Debt	S + 2.50%	6.78%	7/25/2031	796	795	798	0.07%
Archer Acquisition, LLC (ARMstrong)	(4) (16)	First Lien Debt	S + 5.00%	9.40%	10/8/2029	10,414	10,317	10,322	0.95%
Archer Acquisition, LLC (ARMstrong)	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.39%	10/8/2029	1,008	356	355	0.03%
Azalea TopCo, Inc. (Press Ganey)	(7) (12) (16)	First Lien Debt	S + 3.25%	7.58%	4/30/2031	5,136	5,092	5,152	0.47%
Azorra	(6) (10) (12) (13)	First Lien Debt	S + 3.50%	7.82%	10/18/2029	1,489	1,476	1,497	0.14%
Bounteous, Inc.	(4) (16)	First Lien Debt (Delayed Draw)	S + 4.75%	9.18%	8/2/2027	1,007	1,007	1,005	0.09%
Bounteous, Inc.	(4) (16)	First Lien Debt (Delayed Draw)	S + 4.75%	9.18%	8/2/2027	491	491	490	0.05%
Bounteous, Inc.	(4) (16)	First Lien Debt	S + 4.75%	9.18%	8/2/2027	1,945	1,945	1,941	0.18%
Bounteous, Inc.	(4) (16)	First Lien Debt	S + 4.75%	9.18%	8/2/2027	300	300	300	0.03%
Caldwell & Gregory LLC	(4)	Subordinated Debt	S + 9.25%	13.55% (PIK)	3/31/2031	5,536	5,446	5,612	0.52%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(4)	Subordinated Debt	N/A	10.50% (Cash) 1.75% (PIK)	3/26/2031	1,403	1,371	1,387	0.13%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	10.50% (Cash) 1.75% (PIK)	3/26/2031	536	(6)	(6)	—%
Cornerstone Advisors of Arizona, LLC	(4) (7) (16)	First Lien Debt	S + 4.75%	9.05%	5/13/2032	17,665	17,577	17,585	1.61%
CV Holdco, LLC (Class Valuation)	(4)	Subordinated Debt	N/A	11.00%	3/31/2028	444	442	428	0.04%
CV Holdco, LLC (Class Valuation)	(4)	Subordinated Debt	N/A	11.00%	3/31/2028	10,000	9,945	9,624	0.89%
Delphi Infrastructure Group LLC	(4) (16)	First Lien Debt	S + 5.00%	9.30%	7/21/2028	1,014	1,004	994	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

DISA Holdings Corp. (DISA Global Solutions)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	9/9/2028	$1,190	$1,182	$1,188	0.11%
DISA Holdings Corp. (DISA Global Solutions)	(4) (16)	First Lien Debt	S + 5.00%	9.33%	9/9/2028	6,618	6,569	6,605	0.61%
Esquire Deposition Solutions, LLC	(4)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	1,927	1,891	1,893	0.17%
First Advantage Holdings LLC	(6) (12)	First Lien Debt	S + 3.25%	7.58%	10/31/2031	1,322	1,317	1,325	0.12%
Garda World Security Corporation	(6) (10) (12) (13)	First Lien Debt	S + 2.75%	7.31%	2/1/2029	1,980	2,003	1,986	0.18%
Genuine Financial Holdings LLC (HireRight)	(12) (16)	First Lien Debt	S + 3.25%	7.58%	9/27/2030	5,925	5,874	5,646	0.52%
ICON LUXEMBOURG SARL	(6) (10) (12) (13)	First Lien Debt	S + 2.00%	6.30%	7/3/2028	98	98	99	0.01%
ICON LUXEMBOURG SARL	(6) (12) (13)	First Lien Debt	S + 2.00%	6.30%	7/3/2028	24	25	25	—%
ImageFirst Holdings, LLC	(4) (16)	First Lien Debt	S + 3.25%	7.57%	3/12/2032	13,699	13,664	13,733	1.26%
Ingram Micro Inc	(6) (12) (13)	First Lien Debt	S + 2.75%	6.56%	9/22/2031	1,986	1,995	1,998	0.18%
Integrated Power Services Holdings, Inc.	(4) (16)	First Lien Debt	S + 4.50%	8.94%	11/22/2028	4,085	4,082	4,085	0.38%
Integrated Power Services Holdings, Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.94%	11/22/2028	2,214	(4)	—	—%
KENG Acquisition, Inc. (Enagage PEO)	(4) (7) (16)	First Lien Debt	S + 5.00%	9.28%	8/1/2029	9,012	8,929	8,936	0.82%
KENG Acquisition, Inc. (Enagage PEO)	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	8/1/2029	5,790	(12)	(49)	—%
KENG Acquisition, Inc. (Enagage PEO)	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	8/1/2029	7,714	4,749	4,732	0.44%
Kofile, Inc.	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.25% (PIK)	12/31/2027	6,744	6,744	6,437	0.59%
KRIV Acquisition, Inc. (Riveron)	(4) (16)	First Lien Debt	S + 5.75%	10.05%	7/6/2029	6,857	6,736	6,825	0.63%
KRIV Acquisition, Inc. (Riveron)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	7/6/2029	8,276	(35)	(38)	—%
KRIV Acquisition, Inc. (Riveron)	(4) (16)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	7/6/2029	1,029	1,020	1,024	0.09%
LRN Corporation (Lion Merger Sub, Inc.)	(4) (6) (7)	First Lien Debt	S + 6.50%	10.90%	12/17/2025	3,236	3,214	3,236	0.30%
LRN Corporation (Lion Merger Sub, Inc.)	(4) (6) (7)	First Lien Debt	S + 6.50%	10.90%	12/17/2025	621	617	621	0.06%
LSCS Holdings, Inc. (Dohmen)	(7) (12) (16)	First Lien Debt	S + 4.50%	8.80%	3/4/2032	8,686	8,645	8,539	0.79%
OCM System One Buyer CTB, LLC (System One)	(4) (16)	First Lien Debt	S + 3.75%	8.05%	3/2/2028	1,077	1,077	1,075	0.10%
Olympus US Bidco LLC (Phaidon International)	(4) (10) (13) (16)	First Lien Debt	S + 5.50%	9.93%	8/22/2029	19,450	19,187	18,957	1.74%
OMNIA Partners, LLC	(7) (12) (16)	First Lien Debt	S + 2.50%	6.78%	7/25/2030	2,478	2,465	2,485	0.23%
Open Text Corporation	(6) (10) (12) (13)	First Lien Debt	S + 1.75%	6.08%	1/31/2030	2,584	2,602	2,587	0.24%
RailPros Parent, LLC	(4) (7) (16)	First Lien Debt	S + 4.50%	8.83%	5/24/2032	10,263	10,161	10,164	0.94%
RailPros Parent, LLC	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.50%	8.83%	5/24/2032	3,158	—	(30)	—%
RailPros Parent, LLC	(4) (7) (11)	Revolving Loan	S + 4.50%	8.83%	5/24/2032	1,579	—	(15)	—%
Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.56%	6/15/2029	5,625	1,879	1,858	0.17%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (16)	First Lien Debt	S + 5.25%	9.55%	6/15/2029	$8,366	$8,276	$8,297	0.76%
Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (16)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	6/15/2029	949	943	941	0.09%
Safety Infrastructure Services Intermediate LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	7/21/2028	3,506	622	561	0.05%
Safety Infrastructure Services Intermediate LLC	(4) (16)	First Lien Debt	S + 5.00%	9.30%	7/21/2028	6,247	6,198	6,123	0.56%
Sagebrush Buyer, LLC (Province)	(4) (16)	First Lien Debt	S + 5.00%	9.33%	7/1/2030	4,130	4,095	4,093	0.38%
Secretariat Advisors LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.00%	8.30%	2/28/2032	835	—	(5)	—%
Secretariat Advisors LLC	(4) (16)	First Lien Debt	S + 4.00%	8.30%	2/28/2032	6,915	6,883	6,873	0.63%
Soliant Lower Intermediate, LLC	(4) (16)	First Lien Debt	S + 3.75%	8.00%	7/18/2031	17,980	17,817	17,956	1.65%
Synechron	(6) (12)	First Lien Debt	S + 3.50%	8.03%	10/3/2031	1,995	1,977	1,945	0.18%
Tau Buyer, LLC	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	2/2/2032	3,427	892	867	0.08%
Tau Buyer, LLC	(4) (7) (11)	Revolving Loan	S + 4.75%	9.05%	2/2/2032	1,720	121	117	0.01%
Tau Buyer, LLC	(4) (7) (16)	First Lien Debt	S + 4.75%	9.05%	2/2/2032	9,853	9,762	9,735	0.90%
Tempo Acquisition, LLC	(6) (12) (13)	First Lien Debt	S + 1.75%	6.08%	8/31/2028	3,627	3,639	3,616	0.33%
Thompson Safety LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	6/25/2032	13,636	—	(68)	(0.01)%
Thompson Safety LLC	(4) (11)	Revolving Loan	S + 5.00%	9.30%	6/25/2032	1,364	(7)	(7)	—%
TouchTunes Music Group, LLC (TouchTunes Interactive Network)	(12) (16)	First Lien Debt	S + 4.75%	9.05%	4/2/2029	14,471	14,292	14,013	1.29%
Transit Buyer, LLC (Propark Mobility)	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	1/31/2029	1,132	(6)	—	—%
Transit Buyer, LLC (Propark Mobility)	(4) (16)	First Lien Debt	S + 5.00%	9.33%	1/31/2029	6,287	6,240	6,287	0.58%
Transit Buyer, LLC (Propark Mobility)	(4) (16)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	1/31/2029	3,588	3,563	3,588	0.33%
Transit Buyer, LLC (Propark Mobility)	(4)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	1/31/2029	8,946	8,931	8,946	0.82%
Trilon Group, LLC	(4) (16)	First Lien Debt	S + 5.50%	9.76%	5/27/2029	6,821	6,801	6,773	0.62%
Trilon Group, LLC	(4) (16)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	5/29/2029	10,060	10,060	9,989	0.92%
Trilon Group, LLC	(4) (6)	First Lien Debt	S + 4.75%	9.01%	5/29/2029	2,984	2,961	2,963	0.27%
TSS Buyer, LLC (Technical Safety Services)	(4) (11) (16)	First Lien Debt (Delayed Draw)	S + 5.50%	9.93%	6/22/2029	614	563	563	0.05%
TSS Buyer, LLC (Technical Safety Services)	(4) (16)	First Lien Debt	S + 5.50%	9.93%	6/22/2029	1,334	1,334	1,334	0.12%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Victors CCC Buyer LLC (CrossCountry Consulting)	(4) (7) (16)	First Lien Debt	S + 4.75%	9.07%	6/1/2029	$1,358	$1,341	$1,358	0.12%
Victors CCC Buyer LLC (CrossCountry Consulting)	(4) (7) (16)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	6/1/2029	139	139	139	0.01%
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(4) (7) (16)	First Lien Debt	S + 3.75%	8.05%	7/13/2029	15,127	15,102	15,153	1.39%
Zelis	(6) (12)	First Lien Debt	S + 3.25%	7.58%	11/26/2031	1,990	1,981	1,982	0.18%
Total Services: Business							316,937	315,629	29.03%

Services: Consumer
360 Holdco, Inc. (360 Training)	(4) (16)	First Lien Debt	S + 5.00%	9.33%	8/2/2028	3,959	3,937	3,959	0.36%
360 Holdco, Inc. (360 Training)	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	8/2/2028	3,580	—	—	—%
A Place For Mom, Inc.	(4) (6)	First Lien Debt	S + 4.50%	8.94%	2/10/2026	16,334	16,334	16,334	1.49%
ADPD Holdings LLC (NearU)	(4) (6) (7)	First Lien Debt	S + 6.00%	10.52%	8/16/2028	5,684	5,650	5,423	0.50%
ADPD Holdings LLC (NearU)	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 6.00%	10.58%	8/16/2028	59	—	(3)	—%
ADPD Holdings LLC (NearU)	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 6.00%	10.58%	8/16/2028	832	—	(38)	—%
AMS Parent, LLC (All My Sons)	(4) (16)	First Lien Debt	S + 4.75%	9.19%	10/25/2028	5,480	5,460	5,460	0.50%
Apex Service Partners, LLC	(4) (7) (11)	Revolving Loan	S + 5.00%	9.33%	10/24/2029	1,101	(9)	(6)	—%
Apex Service Partners, LLC	(4) (7) (16)	First Lien Debt	S + 5.00%	9.33%	10/24/2030	12,602	12,492	12,537	1.15%
Apex Service Partners, LLC	(4) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	10/24/2030	3,080	3,067	3,064	0.28%
Apex Service Partners, LLC	(4) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	10/24/2030	3,091	3,064	3,075	0.28%
Brightspring Health (aka Phoenix Gurantor Inc.)	(6) (12) (13)	First Lien Debt	S + 2.50%	6.83%	2/21/2031	3,950	3,939	3,968	0.37%
Columbia Home Services LLC	(4) (11)	Subordinated Debt (Delayed Draw)	N/A	12.00%	11/27/2031	442	(4)	(9)	—%
Columbia Home Services LLC	(4)	Subordinated Debt	N/A	12.00%	11/27/2031	1,547	1,516	1,517	0.14%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	687	673	656	0.06%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	524	518	501	0.05%
Excel Fitness Holdings, Inc.	(4) (16)	First Lien Debt	S + 5.25%	9.55%	4/27/2029	5,880	5,837	5,880	0.54%
Excel Fitness Holdings, Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 5.50%	9.80%	4/27/2029	2,094	405	417	0.04%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (16)	First Lien Debt	S + 5.25%	9.70%	1/9/2029	4,003	3,951	3,987	0.37%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (16)	First Lien Debt (Delayed Draw)	S + 5.25%	9.70%	1/9/2029	1,866	1,860	1,858	0.17%
Legacy Service Partners, LLC	(4) (6)	First Lien Debt	S + 5.25%	9.70%	1/9/2029	2,580	2,559	2,570	0.24%
Norton Life Lock	(6) (12) (13)	First Lien Debt	S + 1.75%	6.08%	9/12/2029	362	362	362	0.03%
NS412, LLC	(4) (6)	First Lien Debt	S + 4.75%	9.15%	11/6/2025	5,056	5,022	5,055	0.47%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Perennial Services Group, LLC	(4) (16)	First Lien Debt	S + 5.50%	9.93%	9/7/2029	$6,586	$6,614	$6,651	0.61%
Perennial Services Group, LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.16%	9/7/2029	7,630	7,062	7,023	0.65%
Perennial Services Group, LLC	(4) (16)	First Lien Debt (Delayed Draw)	S + 5.50%	9.93%	9/7/2029	1,492	1,491	1,507	0.14%
Protection One (aka Prime Security Services)	(6) (12) (13)	First Lien Debt	S + 2.00%	6.32%	10/13/2030	2,214	2,210	2,218	0.20%
Verscend Technologies	(6) (12)	First Lien Debt	S + 2.75%	7.07%	5/1/2031	3,456	3,470	3,445	0.32%
Total Services: Consumer							97,480	97,411	8.96%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(4) (16)	First Lien Debt	S + 5.25%	9.57%	7/18/2028	8,926	8,852	9,015	0.83%
Total Sovereign & Public Finance							8,852	9,015	0.83%

Telecommunications
Arise Holdings, Inc.	(4) (6)	First Lien Debt	S + 4.50%	8.82%	12/9/2025	6,786	6,779	4,136	0.38%
BCM One, Inc.	(4) (16)	First Lien Debt (Delayed Draw)	S + 4.50%	8.84%	11/17/2027	658	658	658	0.06%
BCM One, Inc.	(4) (16)	First Lien Debt	S + 4.50%	8.79%	11/17/2027	2,078	2,078	2,078	0.19%
Greeneden U.S. Holdings II, LLC (Genesys Telecom Holdings U.S., Inc.)	(6) (12)	First Lien Debt	S + 2.50%	6.83%	1/30/2032	1,729	1,725	1,730	0.16%
Iridium Satellite LLC	(6) (12) (13)	First Lien Debt	S + 2.25%	6.58%	9/20/2030	2,255	2,257	2,261	0.21%
Mobile Communications America, Inc.	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	10/16/2029	4,490	—	(11)	—%
Mobile Communications America, Inc.	(4) (16)	First Lien Debt	S + 5.00%	9.28%	10/16/2029	11,637	11,660	11,609	1.07%
Mobile Communications America, Inc.	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	10/16/2029	3,834	3,855	3,825	0.35%
Sapphire Telecom, Inc.	(4) (16)	First Lien Debt	S + 5.00%	9.30%	6/27/2029	16,743	16,607	16,745	1.54%
Total Telecommunications							45,619	43,031	3.96%

Transportation: Cargo
Armstrong Midco, LLC (Armstrong Transport Group)	(4)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,204	1,190	1,177	0.11%
Armstrong Transport Group, LLC	(4)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	6,051	5,974	5,915	0.54%
FSK Pallet Holding Corp. (Kamps Pallets)	(4) (6)	First Lien Debt	S + 6.00%	10.43%	12/23/2026	5,593	5,551	5,476	0.50%
Kenco PPC Buyer LLC	(4) (16)	First Lien Debt	S + 4.75%	9.00%	11/15/2029	21,061	20,965	20,864	1.92%
Kenco PPC Buyer LLC	(4) (6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.98%	11/15/2029	3,515	3,499	3,482	0.32%
Kenco PPC Buyer LLC	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	11/15/2029	4,920	(40)	(46)	—%
Total Transportation: Cargo							37,139	36,868	3.39%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Transportation: Consumer
Air Canada	(6) (10) (12) (13)	First Lien Debt	S + 2.00%	6.32%	3/21/2031	$4,014	$4,028	$4,026	0.37%
American Student Transportation Partners, Inc.	(4)	Subordinated Debt	N/A	13.50%	9/11/2029	1,747	1,714	1,738	0.16%
American Student Transportation Partners, Inc.	(4)	Subordinated Debt	N/A	13.50%	9/11/2029	622	609	619	0.06%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(4) (7) (16)	First Lien Debt	S + 5.50%	9.83%	2/14/2031	7,088	7,030	7,026	0.64%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(4) (6) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.50%	9.83%	2/14/2031	2,051	(8)	(18)	—%
United AirLines, Inc.	(6) (12) (13)	First Lien Debt	S + 2.00%	6.28%	2/22/2031	3,704	3,716	3,717	0.34%
WestJet Airlines	(6) (10) (12) (13)	First Lien Debt	S + 3.25%	7.55%	2/14/2031	1,728	1,736	1,731	0.16%
Total Transportation: Consumer							18,825	18,839	1.73%

Utilities: Electric
AWP Group Holdings, Inc.	(4) (16)	First Lien Debt	S + 4.75%	9.08%	12/23/2030	16,161	16,034	16,016	1.47%
AWP Group Holdings, Inc.	(4) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.08%	12/23/2030	3,072	1,081	1,066	0.10%
AWP Group Holdings, Inc.	(4) (6)	First Lien Debt (Delayed Draw)	S + 4.75%	9.08%	12/23/2030	632	627	626	0.06%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (6) (7)	First Lien Debt	S + 5.00%	9.33%	8/27/2031	13,877	13,754	13,913	1.28%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (7) (11)	Revolving Loan	S + 5.00%	9.33%	8/27/2031	2,567	(23)	7	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	8/27/2031	3,487	(15)	9	—%
DMC Holdco, LLC (DMC Power)	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	7/13/2029	450	2	2	—%
DMC Holdco, LLC (DMC Power)	(4) (16)	First Lien Debt	S + 4.75%	9.07%	7/13/2029	1,328	1,334	1,335	0.12%
KENE Acquisition, Inc. (Entrust Solutions Group)	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.25%	9.53%	2/7/2031	866	87	96	0.01%
KENE Acquisition, Inc. (Entrust Solutions Group)	(4) (16)	First Lien Debt	S + 5.25%	9.53%	2/7/2031	1,939	1,935	1,953	0.18%
Low Voltage Holdings Inc.	(4) (7) (16)	First Lien Debt	S + 4.75%	9.05%	4/28/2032	2,089	2,081	2,082	0.19%
Low Voltage Holdings Inc.	(4) (7) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	4/28/2032	650	—	(2)	—%
Low Voltage Holdings Inc.	(4) (7) (11)	Revolving Loan	S + 4.75%	9.05%	4/28/2032	311	(1)	(1)	—%
Pinnacle Supply Partners, LLC	(4) (16)	First Lien Debt	S + 6.25%	10.67%	4/3/2030	5,878	5,823	5,843	0.54%
Pinnacle Supply Partners, LLC	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 6.25%	10.61%	4/3/2030	3,472	1,885	1,881	0.17%
Vistra Operations Co	(6) (12) (13)	First Lien Debt	S + 2.00%	6.33%	4/30/2031	3,582	3,596	3,542	0.33%
Total Utilities: Electric							48,200	48,368	4.45%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value	% of Net Assets (5)

Utilities: Water
USA Water Intermediate Holdings, LLC	(4) (16)	First Lien Debt	S + 4.75%	9.03%	2/21/2031	$8,985	$8,931	$8,985	0.83%
USA Water Intermediate Holdings, LLC	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	2/21/2031	3,495	1,752	1,752	0.16%
Total Utilities: Water							10,683	10,737	0.99%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(4) (16)	First Lien Debt	S + 5.50%	9.98%	1/19/2029	7,754	7,668	7,682	0.71%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.50%	9.98%	1/19/2029	1,124	1,110	1,113	0.10%
ISG Enterprises, LLC (Industrial Service Group)	(4) (16)	First Lien Debt	S + 5.75%	10.03%	12/7/2028	2,417	2,386	2,360	0.22%
ISG Enterprises, LLC (Industrial Service Group)	(4) (16)	First Lien Debt (Delayed Draw)	S + 5.75%	10.03%	12/7/2028	11,946	11,849	11,669	1.07%
ISG Enterprises, LLC (Industrial Service Group)	(4) (6) (11)	First Lien Debt (Delayed Draw)	S + 5.75%	10.03%	12/7/2028	5,438	5,153	5,056	0.47%
New Era Technology, Inc.	(4) (6) (7) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.69%	10/31/2026	6,349	6,163	4,238	0.39%
New Era Technology, Inc.	(4) (6) (7) (15)	First Lien Debt	S + 6.25%	10.69%	10/31/2026	6,654	6,648	4,442	0.41%
Solaray, LLC	(4) (6) (7)	First Lien Debt	S + 6.75%	10.98%	12/15/2025	6,420	6,420	5,678	0.52%
Total Wholesale							47,397	42,238	3.89%

Total Debt Investments							$1,856,934	$1,837,341	169.10%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(4) (8) (9)	Class A-1 Units	9/1/2023	1,180,000	$1,180	$1,549	0.14%
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	(8) (14)	Partnership Interests	6/21/2024	383,427	383	418	0.04%
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	(8) (11) (14)	Partnership Interests	12/8/2023	76,054	76	83	0.01%
Total Aerospace & Defense					1,639	2,050	0.19%

Automotive
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	(4) (8)	Holdings Subscription	10/31/2024	550,000	550	731	0.07%
Total Automotive					550	731	0.07%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Banking, Finance, Insurance, Real Estate
INS Co-Invest LP (Inszone)	(8) (11) (13) (14)	Partnership Interests	11/29/2023	77,693	$78	$121	0.01%
R Arax Co-Invest UB, LP (Arax Investment Partners)	(8) (11) (13) (14)	Limited Partnership Interest	2/28/2024	820,313	820	1,352	0.13%
R Chapel Avenue Holdings Co-Invest UB, LP	(8) (11) (13) (14)	Partnership Interests	12/24/2024	590,369	596	788	0.07%
Total Banking, Finance, Insurance, Real Estate					1,494	2,261	0.21%

Beverage, Food & Tobacco
Marlin Coinvest LP (Fortune International LLC)	(8) (13) (14)	Limited Partnership Interests	5/8/2023	200,000	200	258	0.02%
MidOcean Partners QT Co-Invest, L.P. (QualiTech)	(8) (14)	Class A Units	8/20/2024	972	976	1,057	0.11%
Spice World	(4) (8)	Common Equity	3/31/2022	1,000	126	154	0.01%
Sugar PPC FT Investor LLC (Sugar Foods)	(8) (13) (14)	Parent Units	9/29/2023	2,000	200	271	0.02%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (14)	Company Unit	10/5/2023	200	200	202	0.02%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(4) (8)	Class B Common Units	10/3/2022	464	1	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(4) (8)	Class A Preferred Units	10/3/2022	464	464	316	0.03%
Total Beverage, Food & Tobacco					2,167	2,258	0.21%

Capital Equipment
EFC Holdings, LLC (EFC International)	(4) (8) (13)	Class A Common Units	3/1/2023	114	46	51	—%
EFC Holdings, LLC (EFC International)	(4) (8) (13)	Class A Preferred Units	3/1/2023	114	114	138	0.01%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(4) (8)	Partner Interests	5/22/2024	1,000,000	1,010	885	0.09%
Total Capital Equipment					1,170	1,074	0.10%

Chemicals, Plastics & Rubber
Meyer Lab Aggregator LP	(8) (13) (14)	Units	2/27/2024	849,000	854	866	0.08%
New Spartech Holdings LLC	(4) (8)	Common Units	6/6/2025	84,000	425	425	0.04%
Total Chemicals, Plastics & Rubber					1,279	1,291	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Construction & Building
GreyLion TGNL Holdings	(8) (13) (14)	Common Units	5/2/2025	1,000,000	$1,021	$1,000	0.10%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(4) (8)	Series F interests	5/26/2023	254,428	260	367	0.04%
OSP Gannett Aggregator, LP (Gannett Fleming)	(4) (8) (9)	Class A Interests	12/20/2022	178,922	179	258	0.02%
RPI Investments LP (Rose Paving)	(4) (8)	Class A Unit	11/27/2024	690	100	105	0.01%
Trench Safety Solutions Holdings, LLC	(4) (8)	Preferred units	4/3/2025	121	13	23	—%
Trench Plate Rental Co. (Trench Safety Solutions Holdings, LLC)	(4) (8)	Common Equity	3/31/2022	1,000	127	44	—%
Total Construction & Building					1,700	1,797	0.17%

Consumer Goods: Non-Durable
Hermod Co-Invest, LP	(8) (11) (14)	Common Units	10/15/2024	500,000	512	652	0.06%
RVGD Aggregator LP (Revision Skincare)	(4) (8)	Common Equity	3/31/2022	100	98	91	0.01%
Showtime Co-Investors LLC (WCI Holdings, LLC)	(8) (13) (14)	Class A1 Units	2/6/2023	534,934	535	817	0.08%
Ultima Health Holdings, LLC	(4) (8)	Preferred units	9/12/2022	11	130	194	0.02%
Total Consumer Goods: Non-Durable					1,275	1,754	0.17%

Containers, Packaging & Glass
Oliver Investors, LP (Oliver Packaging)	(4) (8)	Class A Units	4/22/2025	186	9	10	—%
Oliver Investors, LP (Oliver Packaging)	(4) (8)	Common Equity	7/6/2022	7,816	742	254	0.02%
PG Aggregator, LLC (Pacur)	(4) (8) (13)	LLC Units	3/31/2022	100	109	106	0.01%
Total Containers, Packaging & Glass					860	370	0.03%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(4) (8)	Class A Common Units	3/30/2023	324,934	356	349	0.03%
KLC Fund 1222-CI LP (Spectrum Science)	(8) (14)	Limited Partner Interests	1/5/2024	241,975	260	199	0.02%
NP/BF Holdings, L.P.	(4) (8)	Partnership Interests	4/30/2025	1,000	1,000	1,000	0.09%
RCP Nats Co-Investment Fund LP	(8) (14)	LP Interests	3/17/2025	1,000,000	1,000	1,000	0.09%
SSJA Bariatric Management LLC	(4) (8)	Class F Units	4/10/2024	442,712	—	—	—%
Total Healthcare Pharmaceuticals					2,616	2,548	0.23%

High Tech Industries
GrowthCurve Capital Nexus Co-Invest LP (Netchex)	(8) (14)	Limited Partner Interest	3/28/2024	538,708	572	678	0.06%
Total High Tech Industries					572	678	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Media: Diversified & Production
BroadcastMed Holdco, LLC	(4) (8)	Series A-3 Preferred Units	10/4/2022	43,679	$655	$434	0.04%
Total Media: Diversified & Production					655	434	0.04%

Services: Business
BayPine Monarch Co-Invest, LP	(8) (14)	Limited Partners Interest	6/3/2025	1,000,000	1,004	1,000	0.09%
Coalesce Diamond Coinvest, L.P.	(8) (11) (13) (14)	Limited Partner Interests	5/19/2025	800,000	805	800	0.07%
COP Village Green Investment, LLC (Village Green Holding)	(4) (8)	Class A Units	9/26/2024	954,000	954	1,212	0.12%
CV Holdco, LLC (Class Valuation)	(4) (8)	Class A Common Units	3/31/2022	1,208	123	105	0.01%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Class A Common Shares	9/11/2023	3,753,613	—	—	—%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Series A Preferred Shares	9/11/2023	10,256,410	389	496	0.05%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (8) (10) (13)	Series B Preferred Shares	9/11/2023	3,753,613	600	591	0.05%
Geds Equity Investors, LP (Esquire Deposition Services)	(4) (8)	Class A Limited Partnership Units	7/1/2024	2,424	320	270	0.02%
Kofile, Inc.	(4) (8)	Common Equity	3/31/2022	100	108	144	0.01%
KRIV Co-Invest Holdings, L.P. (Riveron)	(8) (14)	Class A Units	7/17/2023	200	200	241	0.02%
Kwol Co-Invest LP (Worldwide Clinical Trials)	(4) (8)	Class A Interests	12/12/2023	7	74	93	0.01%
KWOL Intermediate, Inc (Worldwide Clinical Trials)	(4) (8)	Series A Preferred	12/12/2023	49	47	66	0.01%
Safety First Topco, L.P. (Smith System)	(4) (8)	Common Units	12/13/2023	84,000	84	87	0.01%
SkyKnight Financial Holdings LP	(8) (11) (14)	Partnership Interests	12/24/2024	408,454	410	432	0.04%
Starlight Co-Invest LP (Sedgwick Claims Management Services)	(8) (14)	Common Equity	10/22/2024	1,000,000	1,003	1,001	0.09%
TL Voltron TopCo, L.P.	(4) (8) (13)	Class A-2 Units	12/27/2024	500,000	500	536	0.05%
Total Services: Business					6,621	7,074	0.65%

Services: Consumer
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	(4) (8) (11)	Partnership Interests	11/7/2023	77	77	109	0.01%
CHS Investors, LLC	(4) (8) (13)	Class A Units	5/27/2025	1,018	146	146	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4) (8)	Class A Units	7/31/2023	770,000	862	780	0.08%
FS NU Investors, LP (NearU)	(4) (7) (8)	Class A Units	8/11/2022	1,419	142	101	0.01%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (8)	Class B-2 Units	1/9/2023	48	6	6	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (8)	Class B Units	1/9/2023	1,963	$196	$256	0.02%
Perennial Services Investors LLC (Perennial Services Group)	(4) (8) (13)	Class A Unit	9/8/2023	1,957	196	264	0.02%
Total Services: Consumer					1,625	1,662	0.15%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(4) (8) (11)	Limited Partnership Interests	6/30/2022	106,984	107	221	0.02%
Total Sovereign & Public Finance					107	221	0.02%

Transportation: Consumer
ASTP Holdings CO-Investment LP (American Student Transportation Partners)	(4) (8) (11)	Class A Units	9/11/2023	79,081	82	99	0.01%
Total Transportation: Consumer					82	99	0.01%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(4) (8)	Common Units	4/3/2023	111,875	112	91	0.01%
Total Utilities: Electric					112	91	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(4) (8) (13)	Common Units	2/21/2024	4,226	423	571	0.05%
Total Utilities: Water					423	571	0.05%

Total Equity Investments					$24,947	$26,964	2.49%

Portfolio Company (1) (2)	Interest Rate	Shares	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Class	4.21%	115,767,950	$115,768	$115,768	10.65%
First American Government Obligations Fund - Class Z	4.22%	2,149	2	2	—%
Total Cash Equivalents			$115,770	$115,770	10.65%

Total Investments and Cash Equivalents			$1,997,651	$1,980,075	182.24%
____________________
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollars in thousands, except share amounts)
(1)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act classifies investments based on the level of control that the Fund maintains in a particular portfolio company. As defined in the 1940 Act, a portfolio company is generally presumed to be “non-controlled” when the Fund owns 25% or less of the portfolio company’s voting securities and “controlled” when the Fund owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Fund maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Fund owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Fund owns 5% or more of a portfolio company’s voting securities.
(2)Refer to Note 3 “Investments” for the geographic composition of investments at cost and fair value.
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2025. As of June 30, 2025, effective rates for 1M S, 3M S, 6M S and 12M S are 4.32%, 4.29%, 4.15% and 3.88%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $1,086,518 as of June 30, 2025.
(6)Denotes that all or a portion of the assets are owned by the Fund, SPV II, SPV III, and/or BSL SPV I (as defined in Note 1 “Organization”), which serve as collateral for the Bank of America Credit Facility, Scotiabank Credit Facility, and/or SMBC Revolving Credit Facility (each as defined in the Notes), as applicable. Accordingly, such assets are not available to creditors of the Fund. See Note 6 “Secured Borrowings” for more information.
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of June 30, 2025, the Fund held sixty-six restricted securities with an aggregate fair value of $26,964, or 2.48% of the Fund’s net assets.
(9)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.
(10)This portfolio company is not domiciled in the United States. A portfolio company that is not domiciled in the United States is considered a non-qualifying asset under Section 55(a) of the 1940 Act. See Note 3 "Investments" for more information.
(11)Position or portion thereof is an unfunded loan or equity commitment. For unfunded loan commitments, no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7 "Commitments and Contingencies".
(12)Investments valued using observable inputs (Level 2), if applicable. See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 “Fair Value Measurements” for more information.
(13)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of June 30, 2025, total non-qualifying assets at fair value represented 8.14% of the Fund's total assets calculated in accordance with the 1940 Act.
(14)Investments measured at net asset value (“NAV”). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(15)Loan was on non-accrual status as of June 30, 2025.
(16)Denotes that all or a portion of the assets are owned by CLO-I and/or CLO-II (as defined in Note 1 "Organization"), which serve as collateral for the 2024 Debt Securitization and 2025 Debt Securitization, respectively (each as defined in the Notes). See Note 6 “Secured Borrowings".

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
(dollar amounts in thousands, except share and per share data)

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
Churchill PCIF Advisor LLC (the “Adviser”), a wholly owned subsidiary of Churchill Asset Management LLC (“Churchill”), serves as the Fund’s investment adviser. The Adviser is responsible for the overall management of the Fund’s activities and has delegated substantially all of its daily portfolio management obligations to Churchill pursuant to a sub-advisory agreement. Churchill is an indirect subsidiary of Nuveen, LLC (“Nuveen”), the investment management division of TIAA (as defined below). The Adviser and Churchill also have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management” and together with the Adviser and Churchill, the “Advisers”), acting through its leveraged finance division, to manage certain of the Liquid Investments, subject to the pace and amount of investment activity in the middle market investment program, pursuant to a sub-advisory agreement. See Note 5, Related Party Transactions.
The Fund was established by Teachers Insurance and Annuity Association of America (“TIAA”), the ultimate parent of Churchill and Nuveen, and operated as a wholly owned subsidiary of TIAA until the Escrow Break Date (as defined below). On March 30, 2022, TIAA purchased 40 shares of the Fund’s Class I shares at $25.00 per share.
NCPIF SPV I LLC (“SPV I”), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), NCPCIF SPV III, LLC (“SPV III”), and NCPCIF BSL SPV I, LLC (“BSL SPV I”) were formed on February 25, 2022, April 1, 2022, June 6, 2024, July 8, 2024, and April 23, 2025, respectively. Each of SPV I, Equity Holdings, SPV II, SPV III, and BSL SPV I is a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the date of their respective formation, in accordance with the Fund’s consolidation policy discussed in Note 2.
On July 16, 2024, the Fund completed a term debt securitization and, in connection therewith, SPV I changed its name to Churchill NCPCIF CLO-I LLC (“CLO-I”). See Note 6.

On December 11, 2024, the Fund acquired substantially all of the assets of Nuveen Churchill Private Credit Fund (“NCPCF”), including 100% of the limited liability company interests of NCPCF’s wholly owned subsidiary, NCPCIF SPV IV LLC (f/k/a Nuveen Churchill PCF SPV I LLC) (“SPV IV”), pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”), dated October 23, 2024, by and between the Fund and NCPCF (the “NCPCF Acquisition”). SPV IV became a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from the closing of the NCPCF Acquisition. On May 22, 2025, the Fund completed its second term debt securitization and, in connection therewith, SPV IV changed its name to Churchill NCPCIF CLO-II LLC (“CLO-II”). See Note 6, Secured Borrowings.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The Fund is currently offering on a continuous basis up to $2.5 billion of any combination of three classes of common shares of beneficial interest (“Common Shares”), Class S shares, Class D shares and Class I shares. On May 17, 2022, the Securities and Exchange Commission (the “SEC”) granted an exemptive order permitting the Fund to offer multiple classes of Common Shares and to impose varying sales loads, asset-based service and/or distribution fees and early withdrawal fees. The share classes have different ongoing shareholder servicing and/or distribution fees. None of the share classes being offered will have early withdrawal fees. The purchase price per share for each class of Common Shares will equal the Fund’s net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. Nuveen Securities, LLC (the “Intermediary Manager”) will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the offering. As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisfied the minimum offering requirement and the Fund’s Board of Trustees (the “Board”) authorized the release of proceeds from escrow.

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
Cash, Restricted Cash and Cash Equivalents
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2025 and December 31, 2024, the Fund did not hold any restricted cash.
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
The Fund applies the practical expedient provided by ASC Topic 820 relating to investments in certain portfolio companies that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain portfolio companies that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share or its equivalent as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. For the three and six months ended June 30, 2025, the Fund earned $1,639 and $3,183, respectively, in PIK income provisions, representing 3.62% and 3.62%, of total investment income, respectively. For the three and six months ended June 30, 2024, the Fund earned $1,026 and $1,898, respectively, in PIK income, representing 5.14% and 5.27% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended June 30, 2025, the Fund earned $9 and $9, respectively, in dividend income. For the three and six months ended June 30, 2024, the funded earned $10 and $59, respectively, in dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2025, the Fund earned other income of $366 and $542, respectively, primarily related to amendment fees. For the three and six months ended June 30, 2024, the Fund earned other income of $252 and $415, respectively, primarily related to amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs on a loan in the portfolio or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2025, the Fund had investments in two portfolio companies on non-accrual status with an aggregate fair value of $11,326, which represented approximately 0.61% of total investments at fair value. As of December 31, 2024, the Fund had an investment in one portfolio company on non-accrual status with an aggregate fair value of $3,400, which represented approximately 0.20% of total investments at fair value.
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
Offering costs consist primarily of fees and expenses incurred in connection with the offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the Fund’s registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three and six months ended June 30, 2025, offering costs of $408 and $419, respectively, were incurred, and $242 and $429, respectively, were amortized and recognized as offering costs on the consolidated statements of operations and covered under the Expense Support Agreement. For the three and six months ended June 30, 2024, offering costs of $217 and $248, respectively, were incurred, and $143 and $315, respectively, were amortized and recognized as offering costs on the consolidated statements of operations and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, SPV II, SPV III, CLO-II, and BSL SPV I are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and six months ended June 30, 2025 and 2024, the Fund did not incur excise tax expense.

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
3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,752,785	$1,736,148	93.12%	$1,563,049	$1,558,902	92.71%
Subordinated Debt (1)	104,149	101,193	5.43%	105,214	102,993	6.12%
Equity Investments	24,947	26,964	1.45%	19,418	19,714	1.17%
Total	$1,881,881	$1,864,305	100.00%	$1,687,681	$1,681,609	100.00%
Largest portfolio company investment	$25,320	$25,157	1.35%	$20,992	$21,429	1.27%
Average portfolio company investment	$6,512	$6,451	0.35%	$6,137	$6,115	0.36%
_______________
(1)As of June 30, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $54,064, mezzanine debt of $45,952 and structured debt of $1,177, and Subordinated Debt at amortized cost was comprised of second lien term loans and/or second lien notes of $56,542, mezzanine debt of $46,417 and structured debt of $1,190. As of December 31, 2024, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014 and structured debt of $1,083, and Subordinated Debt at amortized cost was comprised of second lien term loans and/or second lien notes of $51,588, mezzanine debt of $52,535, and structured debt of $1,091.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The industry composition of the Fund’s investment portfolio as a percentage of fair value as of June 30, 2025 and December 31, 2024 was as follows:

Industry	June 30, 2025	December 31, 2024
Aerospace & Defense	1.79%	1.93%
Automotive	1.66%	1.72%
Banking, Finance, Insurance & Real Estate	5.26%	3.90%
Beverage, Food & Tobacco	4.39%	5.40%
Capital Equipment	8.04%	7.45%
Chemicals, Plastics & Rubber	1.92%	2.64%
Construction & Building	8.38%	7.12%
Consumer Goods: Durable	1.43%	1.27%
Consumer Goods: Non-durable	2.83%	3.56%
Containers, Packaging & Glass	1.37%	1.14%
Energy: Electricity	1.71%	1.60%
Energy: Oil & Gas	0.59%	0.57%
Environmental Industries	3.13%	4.38%
Healthcare & Pharmaceuticals	13.73%	12.13%
High Tech Industries	7.98%	8.49%
Hotel, Gaming & Leisure	0.34%	0.38%
Media: Advertising, Printing & Publishing	0.90%	1.03%
Media: Broadcasting & Subscription	0.10%	0.33%
Media: Diversified & Production	0.28%	0.31%
Metals & Mining	0.14%	0.16%
Retail	0.14%	0.16%
Services: Business	17.31%	16.22%
Services: Consumer	5.31%	5.88%
Sovereign & Public Finance	0.50%	0.55%
Telecommunications	2.31%	2.50%
Transportation: Cargo	1.98%	2.02%
Transportation: Consumer	1.01%	1.13%
Utilities: Electric	2.60%	2.80%
Utilities: Water	0.61%	0.59%
Wholesale	2.26%	2.64%
Total	100.00%	100.00%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,798,159	$1,780,983	95.52%	163.92%
Canada	25,326	25,154	1.35%	2.32%
Germany	24,442	24,374	1.31%	2.24%
United Kingdom	20,176	20,044	1.08%	1.84%
Netherlands	6,484	6,499	0.35%	0.60%
Luxembourg	4,408	4,341	0.23%	0.40%
Cayman Islands	1,476	1,497	0.08%	0.14%
Ireland	1,410	1,413	0.08%	0.13%
Total	$1,881,881	$1,864,305	100.00%	171.59%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,607,181	$1,600,998	95.21%	193.79%
Canada	26,895	26,913	1.60%	3.26%
United Kingdom	20,146	20,205	1.20%	2.45%
Germany	19,571	19,535	1.16%	2.36%
Luxembourg	8,224	8,243	0.49%	1.00%
Netherlands	2,766	2,784	0.17%	0.34%
Cayman Islands	1,482	1,508	0.09%	0.18%
Ireland	1,416	1,423	0.08%	0.17%
Total	$1,687,681	$1,681,609	100.00%	203.55%
As of June 30, 2025 and December 31, 2024, on a fair value basis, 95.07% and 94.53%, respectively, of the Fund’s debt investments earn interest at a floating rate and 4.93% and 5.47%, respectively, of the Fund’s debt investments earn interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class, as of June 30, 2025 and December 31, 2024, according to the fair value hierarchy:

As of June 30, 2025	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Assets:
First-Lien Debt	$—	$272,752	$1,463,396	$—	$1,736,148
Subordinated Debt (1)	—	—	101,193	—	101,193
Equity Investments	—	—	13,728	13,236	26,964
Cash Equivalents	115,770	—	—	—	115,770
Total Investments and Cash Equivalents	$115,770	$272,752	$1,578,317	$13,236	$1,980,075
_______________
(1)As of June 30, 2025, Subordinated Debt was further comprised of second lien term loans and/or second lien notes of $54,064, mezzanine debt of $45,952, and structured debt of $1,177.
(2)Certain investments that are measured at fair value using NAV as practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation to the amounts presented in the consolidated statements of assets and liabilities.

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$288,818	$1,270,084	$1,558,902
Subordinated Debt (1)	—	—	102,993	102,993
Equity Investments	—	—	19,714	19,714
Cash Equivalents	63,223	—	—	63,223
Total	$63,223	$288,818	$1,392,791	$1,744,832
_______________
(1)As of December 31, 2024, Subordinated Debt was further comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014, and structured debt of $1,083.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended June 30, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2025	$1,416,119	$111,897	$20,671	$1,548,687
Purchase of investments	119,231	1,512	1,598	122,341
Proceeds from principal repayments and sales of investments	(53,866)	(13,636)	—	(67,502)
Payment-in-kind interest	143	1,495	—	1,638
Amortization of premium/accretion of discount, net	608	91	—	699
Net realized gain (loss) on investments	(2,837)	39	—	(2,798)
Net change in unrealized appreciation (depreciation) on investments	(4,121)	(205)	691	(3,635)
Transfers out of Level 3 (1)	(13,801)	—	(9,232)	(23,033)
Transfers to Level 3 (1)	1,920	—	—	1,920
Balance as of June 30, 2025	$1,463,396	$101,193	$13,728	$1,578,317

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2025	$(6,685)	$(164)	$691	$(6,158)

	As of and for the Six Months Ended June 30, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of January 1, 2025	$1,270,084	$102,993	$19,714	$1,392,791
Purchase of investments	316,850	9,320	1,607	327,777
Proceeds from principal repayments and sales of investments	(110,538)	(13,642)	—	(124,180)
Payment-in-kind interest	177	3,006	—	3,183
Amortization of premium/accretion of discount, net	1,644	214	—	1,858
Net realized gain (loss) on investments	(2,613)	39	—	(2,574)
Net change in unrealized appreciation (depreciation) on investments	(10,397)	(737)	356	(10,778)
Transfers out of Level 3 (1)	(7,980)	—	(7,949)	(15,929)
Transfers to Level 3 (1)	6,169	—	—	6,169
Balance as of June 30, 2025	$1,463,396	$101,193	$13,728	$1,578,317

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2025	$(11,162)	$(844)	$356	$(11,650)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2025, transfers between Level 3 and Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies, and investments measured at NAV, which are no longer categorized within the fair value hierarchy.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	As of and for the Three Months Ended June 30, 2024
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2024	$421,782	$100,189	$12,873	$534,844
Purchase of investments	185,542	6,468	1,450	193,460
Proceeds from principal repayments and sales of investments	(21,360)	(10,309)	(420)	(32,089)
Payment-in-kind interest	210	818	—	1,028
Amortization of premium/accretion of discount, net	(1,670)	69	—	(1,601)
Net realized gain (loss) on investments	137	—	(29)	108
Net change in unrealized appreciation (depreciation) on investments	682	(378)	568	872
Transfers out of Level 3 (1)	(24,116)	—	—	(24,116)
Balance as of June 30, 2024	$561,207	$96,857	$14,442	$672,506

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2024	$680	$(380)	$570	$870

	As of and for the Six Months Ended June 30, 2024
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of January 1, 2024	$354,396	$101,930	$10,224	$466,550
Purchase of investments	259,910	6,882	4,552	271,344
Proceeds from principal repayments and sales of investments	(36,794)	(13,114)	(775)	(50,683)
Payment-in-kind interest	346	1,566	—	1,912
Amortization of premium/accretion of discount, net	(1,426)	143	—	(1,283)
Net realized gain (loss) on investments	182	74	(30)	226
Net change in unrealized appreciation (depreciation) on investments	(1,465)	(624)	471	(1,618)
Transfers out of Level 3 (1)	(13,942)	—	—	(13,942)
Balance as of June 30, 2024	$561,207	$96,857	$14,442	$672,506

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2024	$(1,355)	$(598)	$510	$(1,443)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2024, transfers out of Level 3 to Level 2 were a result of changes in the observability of significant inputs for one portfolio company.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value at June 30, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,308,161	Yield Method	Market Yield Discount Rate	5.31%	16.31%	9.10%
First-Lien Debt	19,924	Market Approach	EBITDA Multiple	4.75x	9.75x	9.32x
First-Lien Debt	2,057	Market Approach	Revenue Multiple	0.40x	12.00x	3.02x
Subordinated Debt	94,615	Yield Method	Market Yield Discount Rate	11.82%	26.00%	15.12%
Subordinated Debt	5,070	Market Approach	EBITDA Multiple	10.75x	14.00x	11.69x
Equity Investments	11,670	Market Approach	EBITDA Multiple	4.75x	20.00x	11.93x
Equity Investments	213	Market Approach	Revenue Multiple	0.40x	10.00x	7.61x
Equity Investments	700	Yield Method	Market Yield Discount Rate	8.36%	15.81%	8.41%
Total	$1,442,410
First Lien Debt in the amount of $133,254, Subordinated Debt in the amount of $1,508, and equity investments in the amount of $1,145 at June 30, 2025 have been excluded from the table above as the investments are valued using recent transaction price.

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
(dollar amounts in thousands, except share and per share data)

Weighted average inputs are calculated based on the relative fair value of the investments.
Financial Instruments disclosed but not carried at fair value
The carrying value and fair value of the Fund’s debt obligations were as follows:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank of America Credit Facility	$176,500	$176,500	$325,000	$325,000
Scotiabank Credit Facility	36,139	36,139	278,500	278,500
SMBC Revolving Credit Facility	21,000	21,000	—	—
2024 Debt	306,000	306,746	306,000	307,609
2025 Debt	355,000	355,510	—	—
Total	$894,639	$895,895	$909,500	$911,109
The carrying value of the Fund's credit facilities approximates their fair value. These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements.

The fair value of the 2024 Debt and 2025 Debt (as defined in Note 6) was based on market quotations(s) received from broker/dealer(s). The fair value measurement was based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and thus represent Level 2 measurements.

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
The Advisory Agreement will remain in effect for a period of two years from its effective date, May 28, 2024, and will remain in effect from year-to-year thereafter if approved annually by either the Board or by the affirmative vote of the holders of a majority of the Fund’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by the Adviser without penalty upon not less than 120 days’ written notice to the Fund, or by the Fund without penalty upon not less than 60 days’ written notice to the Adviser.
Base Management Fee
The management fee is payable monthly in arrears at an annual rate of 0.75% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund had operations, net assets was measured using the beginning net assets as of the Escrow Break Date. In addition, the management fee was waived in full until June 1, 2024, the expiry of twelve months following the Escrow Break Date, and 50% of the management fee was waived for the period from June 1, 2024 through May 31, 2025.
For the three and six months ended June 30, 2025, base management fees earned were $1,837 and $3,439, of which $594 and $1,395 were waived by the Adviser, respectively. As of June 30, 2025, $955 was payable to the Adviser related to management fees. For the three and six months ended June 30, 2024, base management fees earned were $1,084 and $1,773, respectively, of which $865

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

and $1,554 were waived by the Adviser, respectively. As of December 31, 2024, $745 was payable to the Adviser related to management fees.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
Incentive Fee Based on Income
The portion based on income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or the percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).
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
Subject to the fee waiver described below, the Fund pays the Adviser an incentive fee quarterly in arrears with respect to Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
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
The Adviser waived the incentive fee based on income in full until the period ended May 31, 2025. For the three and six months ended June 30, 2025, the income based incentive fee was $3,947 and $7,823, respectively, of which $2,643 and $6,519 was waived by the Adviser. As of June 30, 2025, $1,304 was payable to the Adviser related to the income based incentive fee. For the three and six months ended June 30, 2024, the income based incentive fee was $2,391 and $4,146, respectively, all of which was waived by the Adviser. As of December 31, 2024, no amounts were payable to the Adviser related to income based incentive fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. For the three and six months ended June 30, 2025 and 2024, the Fund did not incur any incentive fee based on capital gains.
Sub-Advisory Agreements
CAM Sub-Advisory Agreement
On February 20, 2024, the Board, including all of the Independent Trustees, approved a sub-advisory agreement by and between the Adviser and Churchill (the “CAM Sub-Advisory Agreement”) in accordance with, and on the basis of, an evaluation satisfactory to such trustees, as required by the 1940 Act. The CAM Sub-Advisory Agreement was approved by the Fund’s shareholders on May 28, 2024, and became effective on such date. Pursuant to the CAM Sub-Advisory Agreement, the Adviser will pay Churchill 70% of the aggregate amount of the management fee, the incentive fee on income, and the incentive fee on capital gains as set forth in the Advisory Agreement. The management fee and the incentive fee on income will be payable quarterly in arrears and the incentive fee on capital gains will be payable annually pursuant to the terms of the Advisory Agreement. Fees payable to Churchill will be borne entirely by the Adviser and will not be directly incurred by the Fund.
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
(dollar amounts in thousands, except share and per share data)

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
For the three and six months ended June 30, 2025, the Fund incurred $403 and $832, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2024, the Fund incurred $200 and $366, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of June 30, 2025 and December 31, 2024, $576 and $383, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
For the three months ended June 30, 2025, the Fund accrued distribution and shareholder servicing fees of $62 and $12 that were attributable to Class S and Class D shares, respectively. For the six months ended June 30, 2025, the Fund accrued distribution and shareholder servicing fees of $108 and $22 that were attributable to Class S and Class D shares, respectively. As of June 30, 2025, $30 of shareholder servicing fees remain payable and are included in the accounts payable and accrued expenses in the consolidated statements of assets and liabilities. For the three months ended June 30, 2024, the Fund accrued distribution and shareholder servicing fees of $24 and $8 that were attributable to Class S and Class D shares, respectively. For the six months ended June 30, 2024, the Fund accrued distribution and shareholder servicing fees of $38 and $12 that were attributable to Class S and Class D shares, respectively. As of June 30, 2025 and December 31, 2024, $37 and $26, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
(dollar amounts in thousands, except share and per share data)

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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
Total	$3,734	$—	$(1,660)	$2,074

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

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

For the six months ended June 30, 2025, there were no Reimbursement Payments to Nuveen Alternative Holdings.
Board of Trustees’ Fees

The Board consists of six members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three and six months ended June 30, 2025, the Fund incurred $126 and $257, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2024, the Fund incurred $127 and $252, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of June 30, 2025 and December 31, 2024, $127 and $325, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser and Churchill may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser and Churchill for such amounts paid on its behalf. Amounts payable to the Adviser and Churchill are settled in the normal course of business without formal payment terms. As of June 30, 2025 and December 31, 2024, the Fund owed the Adviser and Churchill $1,356 and $886, respectively, for reimbursements including the Fund’s allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
6. SECURED BORROWINGS
The Fund and its wholly owned subsidiaries are parties to credit facilities or debt obligations, including term debt securitizations, as described below. The term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Fund. In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Fund’s asset coverage was 221.45% and 190.83%, respectively. The Fund and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.
Bank of America Credit Facility
On April 19, 2022, a wholly owned subsidiary of the Fund entered into a credit agreement with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (as amended from time to time, the “Bank of America Credit Facility Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”). On July 16, 2024, SPV II entered into the borrower joinder agreement to become party to the Bank of America Credit Facility Agreement and pledged all of its assets to the collateral agent to secure its obligations under the Bank of America Credit Facility.

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
(dollar amounts in thousands, except share and per share data)

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

As of June 30, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.89% per annum. As of June 30, 2024, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 2.40% per annum. Interest is payable monthly in arrears.

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$3,424	$1,029
Unused fees	134	200
Amortization of deferred financing costs	189	42
Total interest and debt financing expenses	$3,747	$1,271

For the six months ended June 30, 2025 and 2024, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$7,835	$3,909
Unused fees	201	303
Amortization of deferred financing costs	318	85
Total interest and debt financing expenses	$8,354	$4,297

Scotiabank Credit Facility
On July 19, 2024, SPV IV entered into a credit agreement (as amended from time to time, the “Scotiabank Credit Facility Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility”) with the lenders from time to time parties thereto, NCPCF, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility. In connection with the most recent amendment on May 22, 2025, SPV IV ceased to be a party to the Scotiabank Credit Facility, and SPV III and BSL SPV I were added as new borrowers (collectively, the “New Borrowers”). In addition, the amendment, among other things: (i) adjusted the total revolving commitment available to $150,000 (subject to increases up to $450,000), subject to availability governed by an collateralization test; (ii) amended the applicable margin for the interest rate payable by each New Borrower, and (iii) extended the final maturity date from July 19, 2033 to May 22, 2034.
Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by the New Borrowers and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of June 30, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily, plus 2.10% per annum. Interest is payable quarterly. The Fund and the New Borrowers, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility Agreement includes usual and customary events of default for facilities of this nature. Borrowings under the Scotiabank Credit Facility will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the Scotiabank Credit Facility were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$3,147	$—
Unused fees	161	—
Amortization of deferred financing costs	1,083	—
Total interest and debt financing expenses	$4,391	$—

For the six months ended June 30, 2025 and 2024, the components of interest expense related to the Scotiabank Credit Facility were as follows:

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$7,589	$—
Unused fees	386	—
Amortization of deferred financing costs	1,121	—
Total interest and debt financing expenses	$9,096	$—
SMBC Revolving Credit Facility
On April 8, 2025, the Fund entered into a Senior Secured Revolving Credit and Term Loan Agreement (the “SMBC Revolving Credit Facility Agreement” and the revolving credit facility thereunder, the “SMBC Revolving Credit Facility”) by and among the Fund, as borrower, the lenders from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent, issuing bank, swingline lender, a lender and as lead arranger and sole bookrunner. The SMBC Revolving Credit Facility is guaranteed by certain subsidiaries of the Fund that may be formed or acquired by the Fund in the future (collectively, the “Guarantors”).
The initial maximum principal amount available under the SMBC Revolving Credit Facility was $50,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $300,000 through the exercise by the Fund of an uncommitted accordion feature, through which existing and new lenders may, at their option, agree to provide additional financing. Effective May 22, 2025, in connection with the closing of the 2025 Securitization (discussed further below), the maximum principal amount increased to $100,000. The SMBC Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.

The availability period under the SMBC Revolving Credit Facility will terminate on April 8, 2029 (the “Commitment Termination Date”) and the SMBC Revolving Credit Facility will mature on April 8, 2030 (the “Final Maturity Date”). During the period from the Commitment Termination Date to the Final Maturity Date, the Fund will be obligated to make mandatory prepayments under the SMBC Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the SMBC Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the SMBC Revolving Credit Facility. As of June 30, 2025, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.125% per annum.

The SMBC Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Fund of additional indebtedness and on the Fund’s ability to make distributions to its shareholders, or to redeem, repurchase or retire

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

common shares of beneficial interest upon the occurrence of certain events and certain financial covenants related to asset coverage and minimum shareholders’ equity, as well as customary events of default.

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$127	$—
Unused fees	60	—
Amortization of deferred financing costs	35	—
Total interest and debt financing expenses	$222	$—

For the six months ended June 30, 2025 and 2024, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$127	$—
Unused fees	60	—
Amortization of deferred financing costs	35	—
Total interest and debt financing expenses	$222	$—

CLO-I
On July 16, 2024, the Fund completed a $398,700 term debt securitization (the “2024 Debt Securitization”).
The notes offered in the 2024 Debt Securitization (the “2024 Notes”) were issued by CLO-I (formerly known as SPV I) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to an indenture and security agreement, dated as of July 16, 2024 (the “2024 Indenture”). The 2024 Notes consist of $197,000 of AAA-rated Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 1.70%; $48,000 of AA-rated Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 1.95%; $26,000 of A-rated Class C 2024 Notes, which bear interest at the three-month Term SOFR plus 2.55%; and $92,700 of Subordinated 2024 Notes, which do not bear interest. The Fund directly owns all of the Subordinated 2024 Notes and, as such, these notes are eliminated in consolidation.
As part of the 2024 Debt Securitization, CLO-I also entered into a loan agreement, dated July 16, 2024 (the “CLO-I Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders committed to make $35,000 of AAA Class A-L 2024 Loans to CLO-I (the “2024 Loans” and, together with the 2024 Notes, the “2024 Debt”). The 2024 Loans bear interest at the three-month Term SOFR plus 1.70% (the “2024 Class A-L Loans”) and were fully drawn upon the closing of the transaction. Any lender may elect to convert all of the Class A-L 2024 Loans held by such lenders into Class A 2024 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
The 2024 Debt is backed by a diversified portfolio of senior secured and second lien loans. Each of the 2024 Indenture and the CLO-I Loan Agreement contain certain conditions pursuant to which loans can be acquired by the 2024 Issuer, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Debt. Through July 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Fund, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Fund’s investment strategy, allowing the Fund to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are due on July 20, 2036 and the 2024 Loans mature on July 20, 2036.
The Fund serves as collateral manager to the 2024 Issuer under a collateral management agreement and waives any management fee due to it in consideration for providing these services.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

For the three months ended June 30, 2025 and 2024, the components of interest expense related to CLO-I were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$4,709	$—
Amortization of deferred financing costs	113	—
Total interest and debt financing expenses	$4,822	$—
For the six months ended June 30, 2025 and 2024, the components of interest expense related to CLO-I were as follows:

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$9,525	$—
Amortization of deferred financing costs	225	—
Total interest and debt financing expenses	$9,750	$—

CLO-II
On May 22, 2025, the Fund completed a $499,700 term debt securitization (the “2025 Debt Securitization”).
The debt offered in the 2025 Debt Securitization (the “2025 Debt”) was issued by CLO-II (formerly known as SPV IV) (the “2025 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to an indenture and security agreement (the “2025 Indenture”) and Class A-2L and Class B-L loan agreements (collectively, the “CLO-II Loan Agreements”), each dated as of May 22, 2025. The 2025 Debt consists of (i) $290,000 of AAA-rated Class A-1 Notes, which bear interest at the three-month Term SOFR plus 1.665%; $35,000 of AA-rated Class B Notes, which bear interest at the three-month Term SOFR plus 2.100%; and $144,700 of Subordinated Notes, which do not bear interest (collectively, the “2025 Notes”), and (ii) $20,000 of AAA Class A-2L Loans, which bear interest at the three-month Term SOFR plus 1.850% and $10,000 of AA Class B-L Loans, which bear interest at the three-month Term SOFR plus 2.100% (collectively, the “2025 Loans”). The 2025 Debt also consists of AAA-rated Class A-2 Notes, which were issued with a $0 principal balance. The Fund directly owns all of the Subordinated Notes and, as such, these notes are eliminated in consolidation.
The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. The 2025 Indenture contains certain conditions pursuant to which loans can be acquired by the 2025 Issuer, in accordance with rating agency criteria and as otherwise agreed with certain institutional investors who purchased the 2025 Debt. Through May 15, 2029, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Fund, in its capacity as collateral manager of the 2025 Issuer and in accordance with the Fund’s investment strategy, allowing the Fund to maintain the initial leverage in the 2025 Debt Securitization. The 2025 Notes are due on May 15, 2037 and the 2025 Loans mature on May 15, 2037.
The Fund serves as collateral manager to the 2025 Issuer under a collateral management agreement and waives any management fee due to it in consideration for providing these services.
For the three months ended June 30, 2025 and 2024, the components of interest expense related to CLO-II were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$2,391	$—
Amortization of deferred financing costs	60	—
Total interest and debt financing expenses	$2,451	$—

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

For the six months ended June 30, 2025 and 2024, the components of interest expense related to CLO-II were as follows:

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$2,391	$—
Amortization of deferred financing costs	60	—
Total interest and debt financing expenses	$2,451	$—

Summary of Secured Borrowings
The Fund’s debt obligations consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Bank of America Credit Facility	Scotiabank Credit Facility	SMBC Revolving Credit Facility	CLO-I	CLO-II	Total
Total Commitment	$350,000	$150,000	$100,000	$306,000	$355,000	$1,261,000
Borrowings Outstanding (1)	176,500	36,139	21,000	306,000	355,000	894,639
Unused Portion (2)	173,500	113,861	79,000	—	—	366,361
Amount Available (3)	164,811	97,905	79,000	—	—	341,716
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
For the three and six months ended June 30, 2025 and 2024, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$13,798	$1,029
Unused fees	355	200
Amortization of deferred financing costs	1,480	42
Total interest and debt financing expenses	$15,633	$1,271
Average interest rate (1)	6.47%	9.36%
Average daily borrowings	$877,676	$52,925
______________
(1)Average interest rate includes borrowing interest expense and unused fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$27,467	$3,909
Unused fees	647	303
Amortization of deferred financing costs	1,759	85
Total interest and debt financing expenses	$29,873	$4,297
Average interest rate (1)	6.53%	8.45%
Average daily borrowings	$868,056	$100,214
______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of June 30, 2025 and December 31, 2024:

	Payments Due by Period
As of June 30, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$176,500	$—	$—	$176,500	$—
Scotiabank Credit Facility	36,139	—	—	—	36,139
SMBC Revolving Credit Facility	21,000	—	—	21,000	—
CLO-I	306,000	—	—	—	306,000
CLO-II	355,000	—	—	—	355,000
Total debt obligations	$894,639	$—	$—	$197,500	$697,139

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$325,000	$—	$—	$325,000	$—
Scotiabank Credit Facility	278,500	—	—	—	278,500
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$909,500	$—	$—	$325,000	$584,500
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2025 and December 31, 2024 for any such exposure.
As of June 30, 2025 and December 31, 2024, the Fund had the following unfunded investment commitments:

Portfolio Company	June 30, 2025	December 31, 2024
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$3,580	$3,580
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,611	2,346
ACP Maverick Holdings, Inc. - Delayed Draw Loan	3,636	—
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	19	—
ADPD Holdings LLC (NearU) - Delayed Draw Loan	891	1,246
All Star Recruiting Locums, LLC (All Star Healthcare Solutions) - Delayed Draw Loan	3,943	1,063
All4 Buyer, LLC - Delayed Draw Loan	2,108	—
AmerCareRoyal, LLC - Delayed Draw Loan	3,307	3,307

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
Apex Service Partners, LLC - Delayed Draw Loan	—	2,194
Apex Service Partners, LLC - Revolving Loan	1,101	352
Arax MidCo, LLC - Delayed Draw Loan	4,116	—
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	644	729
Ascend Partner Services LLC - Delayed Draw Loan	3,636	12,642
ASTP Holdings Co-Investment LP (American Student Transportation Partners)	82	82
AWP Group Holdings, Inc. - Delayed Draw Loan	1,978	1,978
Big Apple Advisory, LLC - Delayed Draw Loan	4,305	4,305
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,019	—
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	4,750	2,439
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	4,418	4,418
CMP Ren Partners I-A LP (LMI Consulting, LLC)	2	2
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	6	6
Coalesce Diamond Coinvest, L.P.	200	—
Cobalt Service Partners, LLC - Delayed Draw Loan	9,152	12,048
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	2,065	1,655
Coding Solutions Acquisition, Inc. - Revolving Loan	1,101	138
Cohen Advisory, LLC - Delayed Draw Loan	4,073	4,265
Cohnreznick Advisory LLC - Delayed Draw Loan	3,477	—
Columbia Home Services LLC - Delayed Draw Loan	442	—
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	—	550
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.) - Delayed Draw Loan	1,000	1,000
COP Village Green Acquisitions, Inc. (Village Green Holding) - Delayed Draw Loan	536	536
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	3,487	3,487
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	2,567	1,411
Davidson Hotel Company LLC - Delayed Draw Loan	893	930
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	2,553	2,553
DMC Holdco, LLC (DMC Power) - Delayed Draw Loan	450	450
Emburse, Inc. - Delayed Draw Loan	529	—
Emburse, Inc. - Revolving Loan	568	—
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	1,042	135
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	2,051	2,051
Excel Fitness Holdings, Inc. - Delayed Draw Loan	1,677	1,677
FirstCall Mechanical Group, LLC - Delayed Draw Loan	4,400	13,600
FoodScience, LLC - Delayed Draw Loan	3,946	5,588
Gannett Fleming, Inc. - Revolving Loan	2,131	2,131
Health Management Associates, Inc. - Delayed Draw Loan	—	773
Heartland Paving Partners, LLC - Delayed Draw Loan	621	11,429
Heartland Veterinary Partners LLC - Delayed Draw Loan	—	1,966
Hermod Co-Invest, LP	19	—
HMN Acquirer Corp. - Delayed Draw Loan	2,144	2,144
Impact Advisors, LLC - Delayed Draw Loan	7,143	—
Impact Parent Corporation (Impact Environmental Group) - Delayed Draw Loan	242	—
INS Co-Invest LP (Inszone)	3	3
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions) - Delayed Draw Loan	—	1,139
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	2,214	3,180
ISG Enterprises, LLC (Industrial Service Group) - Delayed Draw Loan	256	256
JKC Buyer, Inc. (J. Knipper and Company Inc) - Delayed Draw Loan	—	—
Kenco PPC Buyer LLC - Delayed Draw Loan	4,920	8,669

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
KENE Acquisition, Inc. (Entrust Solutions Group) - Delayed Draw Loan	777	777
KENG Acquisition, Inc. (Engage PEO) - Delayed Draw Loan	8,707	10,074
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	497	1,708
KRIV Acquisition, Inc. (Riveron) - Delayed Draw Loan	8,276	8,276
Lavie Group, Inc. - Delayed Draw Loan	651	—
Low Voltage Holdings Inc. - Delayed Draw Loan	650	—
Low Voltage Holdings Inc. - Revolving Loan	311	—
Matador US Buyer, LLC (Insulation Technology Group) - Delayed Draw Loan	249	5,226
MEI Buyer LLC - Delayed Draw Loan	1,855	—
Mobile Communications America, Inc. - Delayed Draw Loan	4,490	4,308
MPG Parent Holdings, LLC (Market Performance Group) - Delayed Draw Loan	4,397	4,397
NFM & J, L.P. (The Facilities Group) - Delayed Draw Loan	1,375	1,375
North Haven Stack Buyer, LLC - Delayed Draw Loan	—	2,839
Online Labels Group, LLC - Delayed Draw Loan	499	771
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	20,481	20,481
Ovation Holdings, Inc - Delayed Draw Loan	1,164	6,983
Palmetto Acquisitionco, Inc. (Tech24) - Delayed Draw Loan	279	431
Perennial Services Group, LLC - Delayed Draw Loan	540	1,560
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,571	2,153
PT Intermediate Holdings III, LLC - Delayed Draw Loan	196	196
R Arax Co-Invest UB, LP (Arax Investment Partners)	533	533
R Chapel Avenue Holdings Co-Invest UB, LP	410	—
RailPros Parent, LLC - Delayed Draw Loan	3,158	—
RailPros Parent, LLC - Revolving Loan	1,579	—
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	1,582	2,903
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	3,720	1,289
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	3,187	3,187
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	775	775
Rose Paving, LLC - Delayed Draw Loan	146	146
Safety Infrastructure Services Intermediate LLC - Delayed Draw Loan	2,877	—
SCIC Buyer, Inc. - Delayed Draw Loan	2,745	—
Secretariat Advisors LLC - Delayed Draw Loan	835	—
SI Solutions, LLC - Delayed Draw Loan	3,960	4,951
Signia Aerospace, LLC - Delayed Draw Loan	108	108
SkyKnight Financial Holdings LP	16	50
Smith & Howard Advisory LLC - Delayed Draw Loan	1,096	2,078
Specialist Resources Global Inc. - Delayed Draw Loan	11,790	11,790
Sugar PPC Buyer LLC (Sugar Foods) - Delayed Draw Loan	3,043	4,348
Tau Buyer, LLC - Delayed Draw Loan	2,519	—
Tau Buyer, LLC - Revolving Loan	1,582	—
TBRS, Inc. - Delayed Draw Loan	1,193	1,953
TBRS, Inc. - Revolving Loan	1,166	1,168
Thermostat Purchaser III, Inc. - Delayed Draw Loan	1,749	3,284
Thompson Safety LLC - Delayed Draw Loan	13,636	—
Thompson Safety LLC - Revolving Loan	1,364	—
Tidi Legacy Products, Inc. - Delayed Draw Loan	4,183	4,183
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	1,132	489
Trilon Group, LLC - Delayed Draw Loan	—	7,896
TSS Buyer, LLC (Technical Safety Services) - Delayed Draw Loan	50	68
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	1,743	3,114
USALCO - Delayed Draw Loan	131	131
Vensure Employer Services, Inc. - Delayed Draw Loan	1,458	2,751

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,349	1,635
Vertex Service Partners, LLC - Delayed Draw Loan	7,194	8,760
Vessco Midco Holdings, LLC - Delayed Draw Loan	2,787	3,365
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Watermill Express, LLC - Delayed Draw Loan	1,900	—
WSB Engineering Holdings Inc. - Delayed Draw Loan	8,420	361
YI, LLC (Young Innovations) - Delayed Draw Loan	—	3,335
Total unfunded commitments	$266,601	$274,125
The Fund seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of June 30, 2025, the Fund had adequate financial resources to satisfy its unfunded investment commitments.
8. NET ASSETS
In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares for each class.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share, and on March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. As of June 30, 2025, TIAA owned 4,035,125 shares of the Fund’s Class I shares of beneficial interest both directly and indirectly through private funds TIAA controls.
On the Escrow Break Date, the Fund had satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow.
The following table presents transactions in Common Shares during the three months ended June 30, 2025 (dollars in thousands except share amounts):

	Three Months Ended June 30, 2025
	Shares	Amount
CLASS S
Subscriptions	393,583	$9,662
Share transfers between classes	—	—
Distributions reinvested	8,652	212
Share repurchases, net of early repurchase deduction	(1,257)	(31)
Net increase (decrease)	400,978	$9,843
CLASS D
Subscriptions	124,957	$3,077
Share transfers between classes	(123)	(3)
Distributions reinvested	13,453	332
Share repurchases, net of early repurchase deduction	(4,634)	(113)
Net increase (decrease)	133,653	$3,293
CLASS I
Subscriptions	6,603,294	$162,612
Share transfers between classes	122	3
Distributions reinvested	413,951	10,203
Share repurchases, net of early repurchase deduction	(209,244)	(5,131)
Net increase (decrease)	6,808,123	$167,687

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares during the six months ended June 30, 2025 (dollars in thousands except share amounts):

	Six Months Ended June 30, 2025
	Shares	Amount
CLASS S
Subscriptions	583,230	$14,347
Share transfers between classes	(4,050)	(100)
Distributions reinvested	14,191	349
Share repurchases, net of early repurchase deduction	(1,257)	(31)
Net increase (decrease)	592,114	$14,565
CLASS D
Subscriptions	170,879	$4,214
Share transfers between classes	(5,807)	(144)
Distributions reinvested	26,027	643
Share repurchases, net of early repurchase deduction	(10,101)	(248)
Net increase (decrease)	180,998	$4,465
CLASS I
Subscriptions	9,856,478	$243,224
Share transfers between classes	9,844	244
Distributions reinvested	777,333	19,203
Share repurchases, net of early repurchase deduction	(451,368)	(11,096)
Net increase (decrease)	10,192,287	$251,575

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares during the three months ended June 30, 2024 (dollars in thousands except share amounts):

	Three Months Ended June 30, 2024
	Shares	Amount
CLASS S
Subscriptions	155,947	$3,832
Share transfers between classes	—	—
Distributions reinvested	3,804	94
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	159,751	$3,926
CLASS D
Subscriptions	203,840	$5,019
Share transfers between classes	—	—
Distributions reinvested	7,875	194
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	211,715	$5,213
CLASS I
Subscriptions	9,612,049	$236,716
Share transfers between classes	—	—
Distributions reinvested	176,547	4,350
Share repurchases, net of early repurchase deduction	(13,380)	(324)
Net increase (decrease)	9,775,216	$240,742
The following table presents transactions in Common Shares during the six months ended June 30, 2024 (dollars in thousands except share amounts):

	Six Months Ended June 30, 2024
	Shares	Amount
CLASS S
Subscriptions	346,112	$8,530
Share transfers between classes	(4,107)	(101)
Distributions reinvested	5,762	142
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	347,767	$8,571
CLASS D
Subscriptions	455,109	$11,234
Share transfers between classes	—	—
Distributions reinvested	10,980	271
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	466,089	$11,505
CLASS I
Subscriptions	14,111,476	$348,064
Share transfers between classes	4,104	101
Distributions reinvested	229,673	5,664
Share repurchases, net of early repurchase deduction	(24,707)	(597)
Net increase (decrease)	14,320,546	$353,232

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).
The following tables present each month-end net offering price for Class S, Class D, and Class I Common Shares, which approximately equals their respective NAV per share, for the six months ended June 30, 2025 and 2024:

	Net Offering Price Per Share
For The Months Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64
April 30, 2025	$24.54	$24.59	$24.60
May 31, 2025	$24.58	$24.63	$24.63
June 30, 2025	$24.47	$24.54	$24.54

	Net Offering Price Per Share
For the Months Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
April 30, 2024	$24.59	$24.63	$24.63
May 31, 2024	$24.60	$24.64	$24.65
June 30, 2024	$24.64	$24.68	$24.69
Distributions
The following tables summarize the Fund’s distributions recorded during the six months ended June 30, 2025 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.183	$156
February 27, 2025	February 28, 2025	March 28, 2025	$0.183	$162
March 28, 2025	March 31, 2025	April 29, 2025	$0.183	$172
April 26, 2025	April 30, 2025	May 29, 2025	$0.183	$183
May 27, 2025	May 31, 2025	June 27, 2025	$0.183	$229
June 27, 2025	June 30, 2025	July 29, 2025	$0.183	$246
Total			$1.098	$1,148

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.195	$162
February 27, 2025	February 28, 2025	March 28, 2025	$0.195	$165
March 28, 2025	March 31, 2025	April 29, 2025	$0.195	$170
April 26, 2025	April 30, 2025	May 29, 2025	$0.195	$173
May 27, 2025	May 31, 2025	June 27, 2025	$0.195	$177
June 27, 2025	June 30, 2025	July 29, 2025	$0.195	$195
Total			$1.170	$1,042

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.200	$6,741
February 27, 2025	February 28, 2025	March 28, 2025	$0.200	$6,901
March 28, 2025	March 31, 2025	April 29, 2025	$0.200	$7,076
April 26, 2025	April 30, 2025	May 29, 2025	$0.200	$7,622
May 27, 2025	May 31, 2025	June 27, 2025	$0.200	$8,019
June 27, 2025	June 30, 2025	July 29, 2025	$0.200	$8,430
Total			$1.200	$44,789
_______________
(1)Distributions are net of distribution and servicing fees.

The following tables summarize the Fund’s distributions recorded during the six months ended June 30, 2024 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91
Total			$1.248	$438

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112
Total			$1.320	$494

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.250	$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250	$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250	$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200	$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200	$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200	$5,685
Total			$1.350	$27,666
_______________
(1)Distributions are net of distribution and servicing fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash distributions declared by the Board on behalf of its shareholders who do not elect to receive their distributions in cash, except for shareholders in certain states. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then shareholders who have not opted out of the Fund’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Tennessee, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
As of June 30, 2025, a portion of the Fund’s distributions resulted from expense support from an affiliate of the Adviser, and future distributions may result from expense support from an affiliate of the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance and can only be sustained if the Fund achieves positive investment performance in future periods and/or an affiliate of the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.
The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the six months ended June 30, 2025 (dollars in thousands except share and per share amounts):

	Class S		Class D		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.098	$1,148	$1.170	$1,042	$1.200	$44,789
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$1.098	$1,148	$1.170	$1,042	$1.200	$44,789

The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the six months ended June 30, 2024 (dollars in thousands except share and per share amounts):

	Class S		Class D		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.248	$438	$1.320	$494	$1.350	$27,666
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$1.248	$438	$1.320	$494	$1.350	$27,666

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Share Repurchase Program

Beginning with the fiscal quarter ended September 30, 2023, the Fund commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board, in its sole discretion, may amend or suspend the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of the Fund and shareholders and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, the Board is not required to authorize the recommencement of the share repurchase program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.
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
Payment for repurchased Common Shares may require the Fund to liquidate portfolio holdings earlier than the Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase the Fund’s investment-related expenses as a result of higher portfolio turnover rates. The Adviser intends to take measures, subject to policies as may be established by the Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions: TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of the Fund’s aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the share repurchase program limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall share repurchase program limits. Notwithstanding the foregoing, TIAA may sell a portion of its Class I shares to unaffiliated investors in reliance upon an exemption from registration under the Securities Act.
For the six months ended June 30, 2025, approximately 451,368 Class I shares, 10,101 Class D shares, and 1,257 Class S shares were repurchased. For the six months ended June 30, 2024, 24,707 Class I shares were repurchased.
The following table presents the share repurchases completed for the six months ended June 30, 2025 (dollars in thousands except share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
May 30, 2025	Class I	June 30, 2025	$24.54	$5,131	209,244
May 30, 2025	Class D	June 30, 2025	$24.54	$113	4,634
May 30, 2025	Class S	June 30, 2025	$24.47	$31	1,257
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following table presents the share repurchases completed for the six months ended June 30, 2024 (dollars in thousands except share and per share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.74	$24.79	$24.80
Net investment income (loss) (1)	1.20	1.30	1.32
Net realized gains (losses) (1)	(0.09)	(0.08)	(0.08)
Net change in unrealized appreciation (depreciation) (1)	(0.27)	(0.31)	(0.30)
Net increase (decrease) in net assets resulting from operations	0.84	0.91	0.94
Shareholder distributions (2)	(1.10)	(1.17)	(1.20)
Early repurchase deduction fees (8)	—	—	—
Other (3)	(0.01)	0.01	—
Net asset value, end of period	$24.47	$24.54	$24.54

Supplemental Data:
Net assets, end of period	$32,834	$24,424	$1,029,260
Shares outstanding, end of period	1,341,605	995,349	41,942,430
Total return (4)	3.41%	3.78%	3.87%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	10.47%	9.49%	9.57%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	9.56%	8.59%	8.63%
Ratio of net investment income (loss) to average net assets (5)	9.34%	9.77%	10.23%
Portfolio turnover rate (7)	8.92%	8.92%	8.92%
Asset coverage ratio (9)	221.45%	221.45%	221.45%
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
(5)Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support and the waiver of 50% of the management fee and 100% of the income-based incentive fees. Ratios are annualized for periods less than one year. Management fee and income-based incentive fees waivers are accounted for through the expiration date of the waivers and are not annualized.
(6)The ratio of interest and debt financing expenses to average net assets for the six months ended June 30, 2025 was 6.45%, 6.24% and 6.41% for Class S, Class D, and Class I shares, respectively, and is annualized for periods less than one year.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(8)The per share amount rounds to less than $0.01 per share in connection with Class S, Class D and Class I repurchased shares during the period.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

(9)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period divided by (ii) total debt outstanding at the end of the period.

The following is a schedule of consolidated financial highlights for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.69	$24.73	$24.73
Net investment income (loss) (1)	1.26	1.33	1.37
Net realized gains (losses) (1)	0.01	0.01	0.01
Net change in unrealized appreciation (depreciation) (1)	(0.09)	(0.08)	(0.08)
Net increase (decrease) in net assets resulting from operations	1.18	1.26	1.30
Shareholder distributions (2)	(1.25)	(1.32)	(1.35)
Other (3)	0.02	0.01	0.01
Net asset value, end of period	$24.64	$24.68	$24.69

Supplemental Data:
Net assets, end of period	$12,261	$14,150	$701,367
Shares outstanding, end of period	497,605	573,355	28,411,932
Total return (4)	4.95%	5.26%	5.42%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	6.15%	5.56%	4.86%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	3.66%	2.94%	2.57%
Ratio of net investment income (loss) to average net assets (5)	11.14%	11.87%	11.33%
Portfolio turnover rate (7)	9.33%	9.33%	9.33%
Asset coverage ratio (8)	691.70%	691.70%	691.70%
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
(5)Ratios are annualized except for management fees and incentive fees which were calculated from the Escrow Break Date and were fully waived for the year ended June 30, 2024 (Refer to Note 5). Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support and waived management fee and incentive fee.
(6)The ratio of interest and debt financing expenses to average net assets for the year ended June 30, 2024 was 1.76%, 1.62% and 1.66% for Class S, Class D, and Class I shares, respectively, and is annualized for period (s) less than one year.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

10. SUBSEQUENT EVENTS
The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2025, except as discussed below.
Distributions
On July 29, 2025, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on August 29, 2025 to shareholders of record as of July 31, 2025.

Net Distribution
Class I Common Shares	$0.200
Class S Common Shares	$0.183
Class D Common Shares	$0.195
Subscriptions
Subsequent to the fiscal quarter ended June 30, 2025, the Fund received approximately $121.2 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of August 8, 2025. As of August 8, 2025, the Fund has raised total gross proceeds of $1.2 billion in the continuous offering of its Common Shares.
Amended Distribution Reinvestment Plan
On July 18, 2025, the Board approved an amended and restated distribution reinvestment plan (the “Amended DRIP”) to incorporate a comment issued by a state securities regulator in connection with its “blue sky” review of the Fund’s offering. The Amended DRIP clarifies that future investors in the Fund who are located in Tennessee will not automatically have their cash distributions declared by the Board reinvested in additional shares of the Fund, and will instead have their distributions paid in cash, unless such investor specifically elects to have their distributions reinvested in additional shares of the Fund. Aside from the foregoing, the other terms of the Amended DRIP are identical to the Fund’s existing distribution reinvestment plan.
Amendment No. 1 to Investment Advisory Agreement
On July 30, 2025, the Board, including all of the Independent Trustees, approved Amendment No. 1 (the “Amendment”) to the Advisory Agreement (as amended by the Amendment, the “Advisory Agreement”). The Amendment removes the exception for the Intermediary Manager and the Administrator to the limitations on indemnification set forth in the Advisory Agreement. The Fund entered into the Amended Advisory Agreement as a result of a comment issued by a state securities regulator in connection with its “blue sky” review of the Fund’s offering.
Fifth Amended and Restated Bylaws
On July 30, 2025, the Board approved the Fifth Amended and Restated Bylaws of the Fund (the “Amended Bylaws”). The Amended Bylaws change the quorum requirement to hold meetings of the Board from one third of the Board’s trustees to a majority of the Board’s trustees. The Board adopted the Amended Bylaws as a result of a comment issued by a state securities regulator in connection with its “blue sky” review of the Fund’s offering.

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
Churchill NCPCIF CLO-I LLC (“CLO-I”) (f/k/a NCPIF SPV I LLC (“SPV I”)), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), NCPCIF SPV III, LLC (“SPV III”), NCPCIF CLO-II LLC (“CLO-II”) (f/k/a NCPCIF SPV IV LLC (“SPV IV”)), and NCPCIF BSL SPV I, LLC (“BSL SPV I”) are wholly owned subsidiaries of the Fund and are consolidated in these consolidated financial statements.
On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into a promissory note with TIAA and issued Class I shares to TIAA.

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
Under the Advisory Agreement, we pay the Adviser a base management fee as well as an incentive fee based on our investment performance. Under the administration agreement (the “Administration Agreement”) with Churchill BDC Administration LLC as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Adviser, Churchill, Nuveen Asset Management and the Administrator are all affiliates and subsidiaries of Nuveen, the investment management division of TIAA.
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
Revenues
We generate revenue primarily in the form of interest income on our Senior Loan Investments, our Junior Capital Investments and our Liquid Investments, and capital gains and dividend income from our Equity Co-Investments in our portfolio companies. Our Senior Loan Investments typically bear interest at a floating rate usually determined on the basis of a benchmark, such as the Secured Overnight Financing Rate (“SOFR”). Our Junior Capital Investments generally include cash paying subordinated debt (including fixed-rate subordinated loans, which may have a portion of PIK income, and floating-rate second-lien term loans), subordinated PIK notes (with no current cash payments) and/or equity securities (with no current cash payments). Our Liquid Investments include a portfolio of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income.
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
Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and six months ended June 30, 2025 and 2024 is presented below (dollar amounts in thousands):

	Three Months Ended June 30,
	2025	2024
Net funded investment activity
New gross commitments at par (1)	$134,466	$408,581
Net investments funded	135,676	339,742
Investments sold or repaid	(95,317)	(38,893)
Net funded investment activity	$40,359	$300,849

Gross commitments at par (1)
First-lien debt	$128,501	$400,542
Subordinated debt	1,989	6,600
Equity investments	3,976	1,439
Total gross commitments	$134,466	$408,581

Portfolio company activity
Portfolio companies, beginning of period	288	192
Number of new portfolio companies	13	35
Number of exited portfolio companies	(12)	(6)
Portfolio companies, end of period	289	221
Count of investments	527	340
Count of industries	30	31

New Investment Activity
Weighted average annual interest rate on new debt investments at par	9.04%	9.61%
Weighted average annual interest rate on new floating rate debt investments at par	9.00%	9.53%
Weighted average spread on new floating rate debt investments at par	4.70%	4.20%
Weighted average annual coupon on new fixed rate debt investments at par	12.00%	14.45%
________
(1) Gross commitments at par includes unfunded investment commitments.

	Six Months Ended June 30,
	2025	2024
Net funded investment activity
New gross commitments at par (1)	$341,824	$571,294
Net investments funded	351,798	480,971
Investments sold or repaid	(159,720)	(64,295)
Net funded investment activity	$192,078	$416,676

Gross commitments at par (1)
First-lien debt	$328,864	$554,915
Subordinated debt	7,920	11,600
Equity investments	5,040	4,779
Total gross commitments	$341,824	$571,294

Portfolio company activity
Portfolio companies, beginning of period	275	159
Number of new portfolio companies	30	75
Number of exited portfolio companies	(16)	(13)
Portfolio companies, end of period	289	221
Count of investments	527	340
Count of industries	30	31

New Investment Activity
Weighted average annual interest rate on new debt investments at par	8.90%	9.63%
Weighted average annual interest rate on new floating rate debt investments at par	8.80%	9.53%
Weighted average spread on new floating rate debt investments at par	4.51%	4.22%
Weighted average annual coupon on new fixed rate debt investments at par	12.98%	14.47%
________
(1) Gross commitments at par includes unfunded investment commitments.

As of June 30, 2025, our debt investment portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $85.0 million.(1)
•Weighted average of 2.4x interest coverage ratio for our first-lien loans.(2)
•Weighted average of 4.6x net leverage.(3)
•Weighted average loan-to-value of 41.0%.(4)
•Approximately 71.9% of our debt investments have financial maintenance covenants.(5)
_______________
(1) These calculations include all private debt investments for which fair value is determined by our Adviser in its capacity as the valuation designee (the “Valuation Designee”) of the Fund's board of trustees (the “Board”) and excludes quoted assets. Including quoted assets, the weighted average reporting annual EBITDA is $200.0 million. Amounts are weighted based on the fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.
(2) The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 57.07% of our total investments, and 61.29% of our total first lien loan investments, in each case based upon fair value.

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
(5) Represents the percentage of Senior Loan Investments and Junior Capital Investments with one or more financial maintenance covenants and excludes debt investments in liquid fixed-income securities (including broadly syndicated loans). Including debt investments in liquid fixed-income securities, approximately 65.33% our total debt investments have financial maintenance covenants.

As of June 30, 2025 and December 31, 2024, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,752,785	$1,736,148	93.12%	$1,563,049	$1,558,902	92.71%
Subordinated Debt (1)	104,149	101,193	5.43%	105,214	102,993	6.12%
Equity Investments	24,947	26,964	1.45%	19,418	19,714	1.17%
Total	$1,881,881	$1,864,305	100.00%	$1,687,681	$1,681,609	100.00%
Largest portfolio company investment	$25,320	$25,157	1.35%	$20,992	$21,429	1.27%
Average portfolio company investment	$6,512	$6,451	0.35%	$6,137	$6,115	0.36%
_______________
(1)As of June 30, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $54,064, mezzanine debt of $45,952 and structured debt of $1,177, and Subordinated Debt at amortized cost was comprised of second lien term loans and/or second lien notes of $56,542, mezzanine debt of $46,417 and structured debt of $1,190. As of December 31, 2024, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014 and structured debt of $1,083, and Subordinated Debt at amortized cost was comprised of second lien term loans and/or second lien notes of $51,588, mezzanine debt of $52,535, and structured debt of $1,091

The industry composition of our portfolio as a percentage of fair value as of June 30, 2025 and December 31, 2024 was as follows:

Industry	June 30, 2025	December 31, 2024
Aerospace & Defense	1.79%	1.93%
Automotive	1.66%	1.72%
Banking, Finance, Insurance & Real Estate	5.26%	3.90%
Beverage, Food & Tobacco	4.39%	5.40%
Capital Equipment	8.04%	7.45%
Chemicals, Plastics & Rubber	1.92%	2.64%
Construction & Building	8.38%	7.12%
Consumer Goods: Durable	1.43%	1.27%
Consumer Goods: Non-durable	2.83%	3.56%
Containers, Packaging & Glass	1.37%	1.14%
Energy: Electricity	1.71%	1.60%
Energy: Oil & Gas	0.59%	0.57%
Environmental Industries	3.13%	4.38%
Healthcare & Pharmaceuticals	13.73%	12.13%
High Tech Industries	7.98%	8.49%
Hotel, Gaming & Leisure	0.34%	0.38%
Media: Advertising, Printing & Publishing	0.90%	1.03%
Media: Broadcasting & Subscription	0.10%	0.33%
Media: Diversified & Production	0.28%	0.31%
Metals & Mining	0.14%	0.16%
Retail	0.14%	0.16%
Services: Business	17.31%	16.22%
Services: Consumer	5.31%	5.88%
Sovereign & Public Finance	0.50%	0.55%
Telecommunications	2.31%	2.50%
Transportation: Cargo	1.98%	2.02%
Transportation: Consumer	1.01%	1.13%
Utilities: Electric	2.60%	2.80%
Utilities: Water	0.61%	0.59%
Wholesale	2.26%	2.64%
Total	100.00%	100.00%
The weighted average yields of our investments as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost (1)	9.41%	9.78%
Weighted average yield on debt and income producing investments, at fair value (2)	9.47%	9.80%
Percentage of debt investments bearing a floating rate	95.07%	94.53%
Percentage of debt investments bearing a fixed rate	4.93%	5.47%
_______________
(1)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of June 30, 2025 was 9.30%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2024 was 9.74%.
(2)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of June 30, 2025 was 9.40%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2024 was 9.78%.

As of June 30, 2025, 83.05% and 82.99% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2024, 83.61% and 83.52% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio, and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 9.78% to 9.41% from December 31, 2024 to June 30, 2025. The decrease in weighted average yields was primarily due to lower base interest rates.
Private equity mergers and acquisitions ("M&A") activity began to rebound late in the second quarter of 2025, after a slow down at the beginning of the second quarter caused by uncertainty regarding the U.S. global trade policy, which resulted in market volatility. Repayment activity in the first half of 2025 remained in line with historical averages primarily as a result of new transaction activity, as well as some refinancings, as spreads remain attractive to borrowers. While repayments serve as an offset to new transaction activity, we believe that lenders who are well positioned with available liquidity, as well as incumbent positions in portfolio companies and existing relationships, will benefit from new deal activity in the market.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	June 30, 2025			December 31, 2024
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	55,891	3.00	5	71,387	4.25	6
4	1,528,132	81.97	191	1,323,870	78.73	177
5	52,426	2.81	14	76,022	4.52	13
6	38,817	2.08	5	14,828	0.88	2
7	—	—	—	8,239	0.49	2
8	9,814	0.53	2	—	—	—
9	—	—	—	—	—	—
10	11,326	0.61	2	3,400	0.20	1
Total	$1,696,406	91.00%	219	$1,497,746	89.07%	201
_______________
(1)Liquid Investments managed by the leveraged finance division of Nuveen Asset Management are excluded from the investment ratings table. As of June 30, 2025, there were 70 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $167,899 or 9.00% of the portfolio. As of December 31, 2024, there were 74 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $183,863 or 10.93% of the portfolio.
As of June 30, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively. As of June 30, 2025, the Fund had investments in two portfolio companies on non-accrual status. The amortized cost of the investments on non-accrual status was $20.3 million, which represents approximately 1.08% of total investments at amortized cost. As of December 31, 2024, the Fund had an investment in one portfolio company on non-accrual status. The amortized cost of the investment on non-accrual status was $7.5 million, which represents approximately 0.44% of total investments at amortized cost.

Results of Operations

Operating results for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2025	2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$43,314	$18,655
Payment-in-kind interest income	1,639	1,026
Dividend income	9	10
Other income	366	252
Total investment income	45,328	19,943

Expenses:
Interest and debt financing expenses	15,633	1,271
Professional fees	150	223
Management fees (See Note 5)	1,837	1,084
Income based incentive fees (See Note 5)	3,947	2,391
Board of Trustees’ fees	126	127
Administration fees	403	200
Other general and administrative expenses	899	509
Distribution and shareholder servicing fees
Class S	62	24
Class D	12	8
Offering costs	242	143
Total expenses	23,311	5,980
Expense support (See Note 5)	(255)	(166)
Management fees waived (See Note 5)	(594)	(865)
Incentive fees waived (See Note 5)	(2,643)	(2,391)
Net expenses	19,819	2,558
Net investment income (loss)	25,509	17,385

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(3,315)	92
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(1,073)	580
Income tax (provision) benefit	(217)	67
Total net change in unrealized gain (loss)	(1,290)	647
Total net realized and unrealized gain (loss) on investments	(4,605)	739

Net increase (decrease) in net assets resulting from operations	$20,904	$18,124

	Six Months Ended June 30,
	2025	2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$84,227	$33,626
Payment-in-kind interest income	3,183	1,898
Dividend income	9	59
Other income	542	415
Total investment income	87,961	35,998

Expenses:
Interest and debt financing expenses	29,873	4,297
Professional fees	630	319
Management fees (See Note 5)	3,439	1,773
Income based incentive fees (See Note 5)	7,823	4,146
Board of Trustees’ fees	257	252
Administration fees	832	366
Other general and administrative expenses	1,309	687
Distribution and shareholder servicing fees
Class S	108	38
Class D	22	12
Offering costs	429	315
Total expenses	44,722	12,205
Expense support (See Note 5)	(417)	(361)
Management fees waived (See Note 5)	(1,395)	(1,554)
Incentive fees waived (See Note 5)	(6,519)	(4,146)
Net expenses	36,391	6,144
Net investment income (loss)	51,570	29,854

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(3,103)	145
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(11,504)	(1,758)
Income tax (provision) benefit	(211)	(4)
Total net change in unrealized gain (loss)	(11,715)	(1,762)
Total net realized and unrealized gain (loss) on investments	(14,818)	(1,617)

Net increase (decrease) in net assets resulting from operations	$36,752	$28,237

A net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income increased to $45.3 million and $88.0 million and for the three and six months ended June 30, 2025, from $19.9 million and $36.0 million for the six months ended June 30, 2024, due to increased investment activities driven by an increase in our deployed capital and as a result of the NCPCF Acquisition. The increase in investment income was slightly offset by a decrease in the weighted average yield of our debt and income producing investments as a result of market spread tightening and a decline in SOFR. As of June 30, 2025, the size of our portfolio increased to $1.9 billion from $935.5 million, as of June 30, 2024, at cost. As of June 30, 2025, the weighted average yield of our debt and income producing investments decreased to 9.41% from 10.52% as of June 30, 2024, at cost, primarily due to overall tightening of spreads in newly originated investments, the refinancing and repricing of existing portfolio companies, and the decline in base interest rates. We expect our portfolio will continue to grow as we raise and deploy capital through our offering and we expect our investment income to grow commensurately. Shifting base interest rates, such as SOFR and any applicable alternative rates, may affect our investment income.
Expenses
Total expenses before expense support and waived fees increased to $23.3 million and $44.7 million for the three and six months ended June 30, 2025, from $6.0 million and $12.2 million for the three and six months ended June 30, 2024, respectively.
Interest and debt financing expenses increased for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to higher average daily borrowings as a result of the increase in borrowing capacity under the Bank of America Credit Facility, the completion of the 2024 Debt Securitization and the 2025 Debt Securitization, and the addition of the Scotiabank Credit Facility and the SMBC Revolving Credit Facility (each defined below). The average daily borrowings for the three and six months ended June 30, 2025 was $877.7 million and $868.1 million, compared to $52.9 million and $100.2 million for the three and six months ended June 30, 2024. The average interest rate for the three and six months ended June 30, 2025 was 6.47% and 6.53%, compared to 9.36% and 8.45% for the three and six months ended June 30, 2024.
The Adviser waived 100% of the management fee until June 1, 2024, the expiry of twelve months from the Escrow Break Date, and 50% of the management fee for the period from June 1, 2024 through May 31, 2025. Our increase in management fees for three and six months ended June 30, 2025 from the comparable periods in 2024 was primarily attributable to the increase in our assets and the expiration of the fee waivers.

Additionally, effective May 31, 2025, our Adviser's waiver of incentive fees on income expired. For the three and six months ended June 30, 2025, our income based incentive fees were $3.9 million and $7.8 million, respectively, of which $2.6 million and $6.5 million were waived, respectively. For three and six months ended June 30, 2024, income based incentive fees of $2.4 million and $4.1 million, respectively, were waived by the Advisor.

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Fund. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increase in professional fees, administration fees and other general and administrative fees for three and six months ended June 30, 2025 from the comparable period in 2024 was driven by the growing needs of the business given the increase in the Fund’s size.

The expense support amount represents the amount of expenses paid on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
We had a net realized loss on investments of $(3.3) million for the three months ended June 30, 2025, primarily driven by the restructuring of an underperforming debt position, compared to a net realized gain of $92 thousand for three months ended June 30, 2024. For the six months ended June 30, 2025, we had a net realized loss on investments of $(3.1) million primarily driven by the restructuring of an underperforming debt position, compared to a net realized gain of $145 thousand for the six months ended June 30, 2024.
We recorded a net change in unrealized loss of $(1.1) million for the three months ended June 30, 2025, compared to a net change in unrealized gain of $0.6 million for the three months ended June 30, 2024. The net change in unrealized loss resulted primarily from a decrease in fair value of certain portfolio companies due to underperformance, offset by a reversal of an unrealized loss on an underperforming debt position that was restructured during the period. We recorded a net change in unrealized loss of $(11.5) million for the six months ended June 30, 2025, compared to a net change in unrealized loss of $(1.8) million for the six months ended June 30, 2024, which was primarily driven by a decrease in fair value of certain portfolio companies due to underperformance, offset by a reversal of an unrealized loss on an underperforming debt position that was restructured during the period.

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
Cash and cash equivalents as of June 30, 2025, taken together with our available debt, are expected to be sufficient for our investment activities and to conduct our operations in the near term. As of June 30, 2025, we had $164.8 million available under our Bank of America Credit Facility (defined below), $97.9 million available under our Scotiabank Credit Facility (defined below) and $79.0 million available under our SMBC Revolving Credit Facility (as defined below).
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
For the six months ended June 30, 2025, our cash and cash equivalents balance increased by $58.6 million. During that period, $148.0 million was used in operating activities, primarily due to investment purchases of $351.8 million, offset by $159.7 million in repayments and sales of investments in portfolio companies. During the same period, $206.6 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $261.8 million and $640.5 million, respectively, offset by repayments of secured borrowings and distributions paid to our shareholders of $655.4 million and $25.2 million, respectively.
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
Equity
The Fund is authorized to issue an unlimited number of Common Shares. In connection with our formation, we issued an initial 40 Class I shares to TIAA on March 30, 2022, and on March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. As of June 30, 2025, TIAA owned 4,035,125 shares of the Fund’s Class I shares of beneficial interest, both directly and indirectly through private funds TIAA controls.

As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisifed the minimum offering requirement, and the Board authorized the release of proceeds from escrow.
The following table presents transactions in Common Shares during the three months ended June 30, 2025 (dollars in thousands except share amounts):

	Three Months Ended June 30, 2025
	Shares	Amount
CLASS S
Subscriptions	393,583	$9,662
Share transfers between classes	—	—
Distributions reinvested	8,652	212
Share repurchases, net of early repurchase deduction	(1,257)	(31)
Net increase (decrease)	400,978	$9,843
CLASS D
Subscriptions	124,957	$3,077
Share transfers between classes	(123)	(3)
Distributions reinvested	13,453	332
Share repurchases, net of early repurchase deduction	(4,634)	(113)
Net increase (decrease)	133,653	$3,293
CLASS I
Subscriptions	6,603,294	$162,612
Share transfers between classes	122	3
Distributions reinvested	413,951	10,203
Share repurchases, net of early repurchase deduction	(209,244)	(5,131)
Net increase (decrease)	6,808,123	$167,687

The following table presents transactions in Common Shares during the six months ended June 30, 2025 (dollars in thousands except share amounts):

	Six Months Ended June 30, 2025
	Shares	Amount
CLASS S
Subscriptions	583,230	$14,347
Share transfers between classes	(4,050)	(100)
Distributions reinvested	14,191	349
Share repurchases, net of early repurchase deduction	(1,257)	(31)
Net increase (decrease)	592,114	$14,565
CLASS D
Subscriptions	170,879	4,214
Share transfers between classes	(5,807)	(144)
Distributions reinvested	26,027	643
Share repurchases, net of early repurchase deduction	(10,101)	(248)
Net increase (decrease)	180,998	$4,465
CLASS I
Subscriptions	9,856,478	$243,224
Share transfers between classes	9,844	244
Distributions reinvested	777,333	19,203
Share repurchases, net of early repurchase deduction	(451,368)	(11,096)
Net increase (decrease)	10,192,287	$251,575
The following table presents transactions in Common Shares during the three months ended June 30, 2024 (dollars in thousands except share amounts):

	Three Months Ended June 30, 2024
	Shares	Amount
CLASS S
Subscriptions	155,947	$3,832
Share transfers between classes	—	—
Distributions reinvested	3,804	94
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	159,751	$3,926
CLASS D
Subscriptions	203,840	$5,019
Share transfers between classes	—	—
Distributions reinvested	7,875	194
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	211,715	$5,213
CLASS I
Subscriptions	9,612,049	$236,716
Share transfers between classes	—	—
Distributions reinvested	176,547	4,350
Share repurchases, net of early repurchase deduction	(13,380)	(324)
Net increase (decrease)	9,775,216	$240,742

The following table presents transactions in Common Shares during the six months ended June 30, 2024 (dollars in thousands except share amounts):

	Six Months Ended June 30, 2024
	Shares	Amount
CLASS S
Subscriptions	346,112	$8,530
Share transfers between classes	(4,107)	(101)
Distributions reinvested	5,762	142
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	347,767	$8,571
CLASS D
Subscriptions	455,109	$11,234
Share transfers between classes	—	—
Distributions reinvested	10,980	271
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	466,089	$11,505
CLASS I
Subscriptions	14,111,476	$348,064
Share transfers between classes	4,104	101
Distributions reinvested	229,673	5,664
Share repurchases, net of early repurchase deduction	(24,707)	(597)
Net increase (decrease)	14,320,546	$353,232
The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).
The following table presents each month-end net offering price for Class S, Class D, and Class I Common Shares, which approximately equals their respective NAV per share, for the six months ended June 30, 2025 and 2024:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64
April 30, 2025	$24.54	$24.59	$24.60
May 31, 2025	$24.58	$24.63	$24.63
June 30, 2025	$24.47	$24.54	$24.54

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
April 30, 2024	$24.59	$24.63	$24.63
May 31, 2024	$24.60	$24.64	$24.65
June 30, 2024	$24.64	$24.68	$24.69

Distributions
The following tables summarize the Fund’s distributions recorded for the six months ended June 30, 2025 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.183	$156
February 27, 2025	February 28, 2025	March 28, 2025	$0.183	$162
March 28, 2025	March 31, 2025	April 29, 2025	$0.183	$172
April 26, 2025	April 30, 2025	May 29, 2025	$0.183	$183
May 27, 2025	May 31, 2025	June 27, 2025	$0.183	$229
June 27, 2025	June 30, 2025	July 29, 2025	$0.183	$246
Total			$1.098	$1,148

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.195	$162
February 27, 2025	February 28, 2025	March 28, 2025	$0.195	$165
March 28, 2025	March 31, 2025	April 29, 2025	$0.195	$170
April 26, 2025	April 30, 2025	May 29, 2025	$0.195	$173
May 27, 2025	May 31, 2025	June 27, 2025	$0.195	$177
June 27, 2025	June 30, 2025	July 29, 2025	$0.195	$195
Total			$1.170	$1,042

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.200	$6,741
February 27, 2025	February 28, 2025	March 28, 2025	$0.200	$6,901
March 28, 2025	March 31, 2025	April 29, 2025	$0.200	$7,076
April 26, 2025	April 30, 2025	May 29, 2025	$0.200	$7,622
May 27, 2025	May 31, 2025	June 27, 2025	$0.200	$8,019
June 27, 2025	June 30, 2025	July 29, 2025	$0.200	$8,430
Total			$1.200	$44,789
_____________
(1)Distributions are net of distribution and servicing fees.

The following tables summarize the Fund’s distributions recorded for the six months ended June 30, 2024 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91
Total			$1.248	$438

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112
Total			$1.320	$494

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.250	$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250	$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250	$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200	$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200	$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200	$5,685
Total			$1.350	$27,666
_______________
(1)Distributions are net of distribution and servicing fees.

Distribution Reinvestment Plan
The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash distributions declared by the Board on behalf of its shareholders who do not elect to receive their distributions in cash, except for shareholders in certain states. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Tennessee, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program
Beginning with the fiscal quarter ended September 30, 2023, the Fund commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board, in its sole discretion, may amend or suspend the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of the Fund and shareholders and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued.
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
Payment for repurchased Common Shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares. Class I shares owned by TIAA will be subject to the following restrictions: TIAA may submit its Class I shares for repurchase beginning on March 31, 2027. Beginning March 31, 2027, the total amount of TIAA shares eligible for repurchase will be limited to no more than 1.67% of our aggregate NAV per calendar quarter; provided that, if in any quarter the total amount of aggregate repurchase requests of all classes of Common Shares does not exceed the share repurchase program limit of 5% of the aggregate NAV per calendar quarter, these redemption limits on the TIAA shares will not apply for that quarter, and TIAA will be entitled to submit its shares for repurchase up to the overall share repurchase program limits. Notwithstanding the foregoing, TIAA may sell a portion of its Class I shares to unaffiliated investors in reliance upon an exemption from registration under the Securities Act.
For the six months ended June 30, 2025, approximately 451,368 Class I shares, 10,101 Class D shares, and 1,257 Class S shares were repurchased. For the six months ended June 30, 2024, 24,707 Class I shares were repurchased.
The following tables present the share repurchases completed for the six months ended June 30, 2025 and 2024 (dollars in thousands except share and per share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
May 30, 2025	Class I	June 30, 2025	$24.54	$5,131	209,244
May 30, 2025	Class D	June 30, 2025	$24.54	$113	4,634
May 30, 2025	Class S	June 30, 2025	$24.47	$31	1,257

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
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
Bank of America Credit Facility

On April 19, 2022, a wholly owned subsidiary of the Fund entered into a credit agreement with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (as amended from time to time, the “Bank of America Credit Facility Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”). On July 16, 2024, SPV II entered into the borrower joinder agreement to become party to the Bank of America Credit Facility Agreement and pledged all of its assets to the collateral agent to secure its obligations under the Bank of America Credit Facility.
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
As of June 30, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.89% per annum. As of June 30, 2024, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 2.40% per annum. Interest is payable monthly in arrears.

Scotiabank Credit Facility
On July 19, 2024, SPV IV entered into a credit agreement (as amended from time to time, the “Scotiabank Credit Facility Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility”) with the lenders from time to time parties thereto, NCPCF, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility. In connection with the most recent amendment on May 22, 2025, SPV IV ceased to be a party to the Scotiabank Credit Facility, and SPV III and BSL SPV I were added as new borrowers (collectively, the “New Borrowers”). In addition, the amendment, among other things: (i) adjusted the total revolving commitment available to $150.0 million (subject to increases up to $450.0 million), subject to availability governed by an collateralization test; (ii) amended the applicable margin for the interest rate payable by each New Borrower, and (iii) extended the final maturity date from July 19, 2033 to May 22, 2034.
Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by the New Borrowers and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of June 30, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily, plus 2.10% per annum. Interest is payable quarterly. The Fund and the New Borrowers, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility Agreement includes usual and customary events of default for facilities of this nature. Borrowings under the Scotiabank Credit Facility will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.
SMBC Revolving Credit Facility
On April 8, 2025, the Fund entered into a Senior Secured Revolving Credit and Term Loan Agreement (the “SMBC Revolving Credit Facility Agreement” and the revolving credit facility thereunder, the “SMBC Revolving Credit Facility”) by and among the Fund, as borrower, the lenders from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent, issuing bank, swingline lender, a lender and as lead arranger and sole bookrunner. The SMBC Revolving Credit Facility is guaranteed by certain subsidiaries of the Fund that may be formed or acquired by the Fund in the future (collectively, the “Guarantors”).
The initial maximum principal amount available under the SMBC Revolving Credit Facility was $50.0 million, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $300.0 million through the exercise by the Fund of an uncommitted accordion feature, through which existing and new lenders may, at their option, agree to provide additional financing. Effective May 22, 2025, in connection with the closing of the 2025 Securitization (discussed further below), the maximum principal amount increased to $100.0 million. The SMBC Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $25.0 million limit for swingline loans.

The availability period under the SMBC Revolving Credit Facility will terminate on April 8, 2029 (the “Commitment Termination Date”) and the SMBC Revolving Credit Facility will mature on April 8, 2030 (the “Final Maturity Date”). During the period from the Commitment Termination Date to the Final Maturity Date, the Fund will be obligated to make mandatory prepayments under the SMBC Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the SMBC Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the SMBC Revolving Credit Facility. As of June 30, 2025, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.225% per annum.

The SMBC Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Fund of additional indebtedness and on the Fund’s ability to make distributions to its shareholders, or to redeem, repurchase or retire common shares of beneficial interest upon the occurrence of certain events and certain financial covenants related to asset coverage and minimum shareholders’ equity, as well as customary events of default.

CLO-I
On July 16, 2024, the Fund completed a $398.7 million term debt securitization (the “2024 Debt Securitization”).
The notes offered in the 2024 Debt Securitization (the “2024 Notes”) were issued by CLO-I (formerly known as SPV I) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to an indenture and security agreement, dated as of July 16, 2024 (the “2024 Indenture”). The 2024 Notes consist of $197.0 million of AAA-rated Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 1.70%; $48.0 million of AA-rated Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 1.95%; $26.0 million of A-rated Class C 2024 Notes, which bear interest at the three-month Term SOFR plus 2.55%; and $92.7 million of Subordinated 2024 Notes, which do not bear interest. The Fund directly owns all of the Subordinated 2024 Notes, and as such, these notes are eliminated in consolidation.
As part of the 2024 Debt Securitization, CLO-I also entered into a loan agreement, dated July 16, 2024 (the “CLO-I Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders committed to make $35.0 million of AAA Class A-L 2024 Loans to CLO-I (the “2024 Loans” and, together with the 2024 Notes, the “2024 Debt”). The 2024 Loans bear interest at the three-month Term SOFR plus 1.70% (the “2024 Class A-L Loans”) and were fully drawn upon the closing of the transaction. Any lender may elect to convert all of the Class A-L 2024 Loans held by such lenders into Class A 2024 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
The 2024 Debt is backed by a diversified portfolio of senior secured and second lien loans. Each of the 2024 Indenture and the CLO-I Loan Agreement contain certain conditions pursuant to which loans can be acquired by the 2024 Issuer, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Debt. Through July 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Fund, in its capacity as collateral manager of the 2024 Issuer, and in accordance with the Fund’s investment strategy, allowing the Fund to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are due on July 20, 2036, and the 2024 Loans mature on July 20, 2036.
The Fund serves as collateral manager to the 2024 Issuer under a collateral management agreement and waives any management fee due to it in consideration for providing these services.
CLO-II
On May 22, 2025, the Fund completed a $449.7 million term debt securitization (the “2025 Debt Securitization”).
The debt offered in the 2025 Debt Securitization (the “2025 Debt”) was issued by CLO-II (formerly known as SPV IV) (the “2025 Issuer”), a direct, wholly owned, consolidated subsidiary of the Fund, pursuant to an indenture and security agreement (the “2025 Indenture”) and Class A-2L and Class B-L loan agreements (collectively, the “CLO-II Loan Agreements”), each dated as of May 22, 2025. The 2025 Debt consists of (i) $290.0 million of AAA-rated Class A-1 Notes, which bear interest at the three-month Term SOFR plus 1.665%; $35.0 million of AA-rated Class B Notes, which bear interest at the three-month Term SOFR plus 2.100%; and $144.7 million of Subordinated Notes, which do not bear interest (collectively, the “2025 Notes”), and (ii) $20.0 million of AAA Class A-2L Loans, which bear interest at the three-month Term SOFR plus 1.850% and $10.0 million of AA Class B-L Loans, which bear interest at the three-month Term SOFR plus 2.100% (collectively, the “2025 Loans”). The 2025 Debt also consists of AAA-rated Class A-2 Notes, which were issued with a $0 principal balance. The Fund directly owns all of the Subordinated Notes and, as such, these notes are eliminated in consolidation...
The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. The 2025 Indenture contains certain conditions pursuant to which loans can be acquired by the 2025 Issuer, in accordance with rating agency criteria and as otherwise agreed with certain institutional investors who purchased the 2025 Debt. Through May 15, 2029, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Fund, in its capacity as collateral manager of the 2025 Issuer and in accordance with the Fund’s investment strategy, allowing the Fund to maintain the initial leverage in the 2025 Debt Securitization. The 2025 Notes are due on May 15, 2037 and the 2025 Loans mature on May 15, 2037.
The Fund serves as collateral manager to the 2025 Issuer under a collateral management agreement and waives any management fee due to it in consideration for providing these services.

Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	Payments Due by Period
As of June 30, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$176,500	$—	$—	$176,500	$—
Scotiabank Credit Facility	36,139	—	—	—	36,139
SMBC Revolving Credit Facility	21,000	—	—	21,000	—
CLO-I	306,000	—	—	—	306,000
CLO-II	355,000	—	—	—	355,000
Total debt obligations	$894,639	$—	$—	$197,500	$697,139

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$325,000	$—	$—	$325,000	$—
Bank of Nova Scotia	278,500	—	—	—	278,500
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$909,500	$—	$—	$325,000	$584,500
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•the Advisory Agreement;
•the CAM Sub-Advisory Agreement;
•the NAM Sub-Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement.
On August 5, 2025, the Fund and certain of its affiliates were granted an order for co-investment exemptive relief by the SEC based on an updated model of co-investment order that was recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on June 7, 2019 and amended on October 14, 2022. The Order permits the Fund to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when the Fund co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Fund disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Fund’s participation in the co-investment program. As required by the Order, the Fund has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Fund’s compliance with the conditions of the Order, and the Adviser and the Fund’s Chief Compliance Officer will provide reporting to the Board.

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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	—	379	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
Total	$3,734	$—	$(1,660)	$2,074
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

For the six months ended June 30, 2025, there were no Reimbursement Payments to Nuveen Alternative Holdings.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2025 and December 31, 2024. We may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading "Risk Factors” in our Quarterly Report on Form 10-Q for the six months ended June 30, 2025.
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

We have entered into the Bank of America Credit Facility, the Scotiabank Credit Facility, the SMBC Revolving Credit Facility, the 2024 Debt Securitization and the 2025 Debt Securitization, and intend to establish additional credit facilities or enter into other financing arrangements in the future to facilitate investments and the timely payment of our expenses. It is anticipated that any such financing facilities will bear interest at floating rates at to-be-determined spreads, such as SOFR. We cannot assure shareholders that we will be able to enter into a financing facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.
Recent Developments
Distributions
On July 29, 2025, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on August 29, 2025 to shareholders of record as of July 31, 2025.

Net Distribution
Class I Common Shares	$0.200
Class S Common Shares	$0.183
Class D Common Shares	$0.195
Subscriptions
Subsequent to the fiscal quarter ended June 30, 2025, the Fund received approximately $121.2 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of August 8, 2025. As of August 8, 2025, the Fund has raised total gross proceeds of $1.2 billion in the continuous offering of its Common Shares.
Amended Distribution Reinvestment Plan
On July 18, 2025, the Board approved an amended and restated distribution reinvestment plan (the “Amended DRIP”) to incorporate a comment issued by a state securities regulator in connection with its “blue sky” review of the Fund’s offering. The Amended DRIP clarifies that future investors in the Fund who are located in Tennessee will not automatically have their cash distributions declared by the Board reinvested in additional shares of the Fund, and will instead have their distributions paid in cash, unless such investor specifically elects to have their distributions reinvested in additional shares of the Fund. Aside from the foregoing, the other terms of the Amended DRIP are identical to the Fund’s existing distribution reinvestment plan.
Amendment No. 1 to Investment Advisory Agreement
On July 30, 2025, the Board, including all of the Independent Trustees, approved Amendment No. 1 (the “Amendment”) to the Advisory Agreement (as amended by the Amendment, the “Advisory Agreement”). The Amendment removes the exception for the Intermediary Manager and the Administrator to the limitations on indemnification set forth in the Advisory Agreement. The Fund entered into the Amendment as a result of a comment issued by a state securities regulator in connection with its “blue sky” review of the Fund’s offering.
Fifth Amended and Restated Bylaws
On July 30, 2025, the Board approved the Fifth Amended and Restated Bylaws of the Fund (the “Amended Bylaws”). The Amended Bylaws change the quorum requirement to hold meetings of the Board from one third of the Board’s trustees to a majority of the Board’s trustees. The Board adopted the Amended Bylaws as a result of a comment issued by a state securities regulator in connection with its “blue sky” review of the Fund’s offering.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
The Federal Reserve held interest rates steady in the first and second quarters of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of June 30, 2025, on a fair value basis, approximately 4.93% of our debt investments bear interest at a fixed rate, and approximately 95.07% of our debt investments bear interest at a floating rate. As of June 30, 2025, 82.99% of our floating rate debt and income producing investments are subject to interest rate floors. Our credit facilities, along with our debt issued in our collateralized loan obligation, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses should interest rates increase by 100, 200 or 300 basis points or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2025. Interest expense is calculated based on the terms of the credit facilities and the collateralized loan obligation using the outstanding balance as of June 30, 2025. Interest expense on the credit facilities and the debt issued in our collateralized loan obligation is calculated using the interest rate as of June 30, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2025.

Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income (1)
- 300 Basis Points	$(26,070)	$(13,309)	$(12,761)
- 200 Basis Points	$(17,386)	$(8,873)	$(8,513)
- 100 Basis Points	$(8,694)	$(4,436)	$(4,258)
+100 Basis Points	$8,694	$4,436	$4,258
+200 Basis Points	$17,388	$8,873	$8,515
+300 Basis Points	$26,082	$13,309	$12,773
_____________
(1)    Excludes the impact of income based incentive fees.

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
Issuer Purchases of Equity Securities
Beginning with the fiscal quarter ended September 30, 2023, the Fund commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board, in its sole discretion, may amend or suspend the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.
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

During the six months ended June 30, 2025, we repurchased the following shares pursuant to the share repurchase program (dollars in thousands, except share and per share data):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
May 30, 2025	Class I	June 30, 2025	$24.54	$5,131	209,244
May 30, 2025	Class D	June 30, 2025	$24.54	$113	4,634
May 30, 2025	Class S	June 30, 2025	$24.47	$31	1,257
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

Item 6. Exhibits

3.1	Sixth Amended and Restated Declaration of Trust of the Registrant(1)

3.2	Fifth Amended and Restated Bylaws of the Registrant(4)

4.1	Form of Subscription Agreement(2)

4.2	Amended Distribution Reinvestment Plan(3)

10.1	Amendment No. 1 to Investment Advisory Agreement, dated as of July 30, 2025, by and between Nuveen Churchill Private Capital Income Fund and Churchill PCIF Advisor LLC(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith

(1)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 5, 2024.
(2)Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-284677) filed on July 18, 2025.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 24, 2025.
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2025

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

Date: August 8, 2025