Form 10-Q
period 2025-09-30
Nuveen Churchill Private Capital Income Fund
filed 2025-11-10
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 51,061,410 Class I shares, 1,207,616 Class D shares, and 1,639,358 Class S shares as of November 10, 2025.

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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (cost of $1,968,153 and $1,687,681, respectively)	$1,957,256	$1,681,609
Cash	15,390	3,721
Cash equivalents	61,231	63,223
Interest receivable	12,766	10,794
Due from affiliate for expense support (See Note 5)	2,079	3,624
Receivable for investments sold	1,815	13,454
Deferred offering costs	525	67
Prepaid expenses	136	44
Total assets	$2,051,198	$1,776,536

Liabilities
Secured borrowings (net of $8,742 and $3,853 deferred financing costs, respectively) (See Note 6)	$735,258	$905,647
Payable for investments purchased	11,070	12,061
Management fees payable	729	745
Incentive fees payable	4,262	—
Interest payable	12,068	15,671
Due to affiliate for expense support (See Note 5)	2,079	3,624
Distributions payable	10,381	7,329
Payable for share repurchases	13,673	2,006
Board of Trustees' fees payable	128	325
Offering costs payable	353	75
Accounts payable and accrued expenses	2,153	2,913
Total liabilities	$792,154	$950,396

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,586,760 and 749,491 Class S shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$16	$7
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,156,140 and 814,351 Class D shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	12	8
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 48,766,112 and 31,750,143 Class I shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	488	318
Paid-in-capital in excess of par value	1,272,584	824,944
Total distributable earnings (loss)	(14,056)	863
Total net assets	$1,259,044	$826,140

Total liabilities and net assets	$2,051,198	$1,776,536

The accompanying notes are an integral part of these consolidated financial statements.

	September 30, 2025	December 31, 2024
Net Asset Value per Share	(Unaudited)
Class S Shares:
Net assets	$38,683	$18,546
Net asset value per share	$24.38	$24.74
Class D Shares:
Net assets	$28,262	$20,188
Net asset value per share	$24.45	$24.79
Class I Shares:
Net assets	$1,192,099	$787,406
Net asset value per share	$24.45	$24.80
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$43,931	$26,796	$128,158	$60,422
Payment-in-kind interest income	1,855	1,229	5,038	3,127
Dividend income	86	6	95	65
Other income	459	163	1,001	578
Total investment income	46,331	28,194	134,292	64,192

Expenses:
Interest and debt financing expenses	13,346	5,867	43,219	10,164
Management fees (Note 5)	2,151	1,404	5,590	3,177
Income based incentive fees (Note 5)	4,262	2,919	12,085	7,065
Professional fees	926	480	1,556	799
Board of Trustees’ fees	128	128	385	380
Administration fees (See Note 5)	400	199	1,232	565
Other general and administrative expenses	386	345	1,695	1,032
Distribution and shareholder servicing fees
Class S	81	32	189	70
Class D	10	11	32	23
Offering costs	264	130	693	445
Total expenses	21,954	11,515	66,676	23,720
Expense support (See Note 5)	(465)	(248)	(882)	(609)
Management fees waived (Note 5)	—	(703)	(1,395)	(2,257)
Incentive fees waived (Note 5)	—	(2,919)	(6,519)	(7,065)
Net expenses	21,489	7,645	57,880	13,789
Net investment income	24,842	20,549	76,412	50,403

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(6,619)	297	(9,722)	442
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	6,679	(278)	(4,825)	(2,036)
Income tax (provision) benefit	(151)	(138)	(362)	(142)
Total net change in unrealized appreciation (depreciation):	6,528	(416)	(5,187)	(2,178)
Total net realized and unrealized gain (loss) on investments	(91)	(119)	(14,909)	(1,736)

Net increase (decrease) in net assets resulting from operations	$24,751	$20,430	$61,503	$48,667

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per share data:
Net investment income per share - Class S common share	$0.41	$0.61	$1.61	$1.87
Net investment income per share - Class D common share	$0.47	$0.64	$1.77	$1.97
Net investment income per share - Class I common share	$0.48	$0.66	$1.80	$2.03
Net increase (decrease) in net assets resulting from operations per share - Class S common share	$0.46	$0.62	$1.30	$1.80
Net increase (decrease) in net assets resulting from operations per share - Class D common share	$0.50	$0.65	$1.41	$1.91
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$0.51	$0.66	$1.45	$1.96
Weighted average common shares outstanding - Class S common share	1,518,204	609,074	1,205,795	445,236
Weighted average common shares outstanding - Class D common share	1,111,548	710,613	965,342	497,604
Weighted average common shares outstanding - Class I common share	46,529,461	29,446,634	40,435,315	23,884,238
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$24,842	$20,549	$76,412	$50,403
Net realized gain (loss) on investments	(6,619)	297	(9,722)	442
Net change in unrealized appreciation (depreciation) on investments	6,528	(416)	(5,187)	(2,178)
Net increase (decrease) in net assets resulting from operations	24,751	20,430	61,503	48,667
Shareholder Distributions:
Class S	(833)	(335)	(1,981)	(773)
Class D	(651)	(416)	(1,693)	(910)
Class I	(27,956)	(17,667)	(72,745)	(45,333)
Net increase (decrease) in net assets resulting from shareholder distributions	(29,440)	(18,418)	(76,419)	(47,016)
Capital share transactions:
Class S:
Issuance of common shares	5,969	4,815	20,316	13,345
Reinvestment of shareholder distributions	346	119	695	261
Share transfer between classes	(199)	—	(299)	(101)
Repurchased shares, net of early repurchase deduction	(123)	—	(154)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class S	5,993	4,934	20,558	13,505
Class D:
Issuance of common shares	3,838	4,363	8,052	15,597
Reinvestment of shareholder distributions	416	247	1,059	518
Share transfer between classes	—	—	(144)	—
Repurchased shares, net of early repurchase deduction	(313)	—	(561)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class D	3,941	4,610	8,406	16,115
Class I:
Issuance of common shares	169,189	30,620	412,413	378,684
Reinvestment of shareholder distributions	11,138	6,940	30,341	12,604
Share transfer between classes	199	—	443	101
Repurchased shares, net of early repurchase deduction	(13,245)	(383)	(24,341)	(980)
Net increase (decrease) in net assets resulting from capital share transactions - Class I	167,281	37,177	418,856	390,409
Total increase (decrease) in net assets	$172,526	$48,733	$432,904	$421,680
Net assets, beginning of period	$1,086,518	$727,778	$826,140	$354,831
Net assets, end of period	$1,259,044	$776,511	$1,259,044	$776,511

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$61,503	$48,667

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(532,108)	(733,972)
Proceeds from principal repayments and sales of investments	249,230	141,225
Payment-in-kind interest	(5,038)	(3,127)
Amortization of premium/accretion of discount, net	(2,278)	(870)
Net realized (gain) loss on investments	9,722	(442)
Net change in unrealized (appreciation) depreciation on investments	4,825	2,036
Amortization of deferred financing costs	2,319	407
Amortization of offering costs	(458)	—
Changes in operating assets and liabilities:
Due from affiliate expense support	1,545	(323)
Receivable for investments sold	11,639	(15,752)
Interest receivable	(1,972)	(4,241)
Other assets	—	(21)
Prepaid expenses	(92)	(37)
Payable for investments purchased	(991)	29,890
Management fee payable	(16)	702
Offering costs payable	278	—
Interest payable	(3,603)	4,029
Due to affiliate expense support	(1,545)	323
Incentive fees payable	4,262	—
Board of Trustees' fees payable	(197)	—
Accounts payable and accrued expenses	(760)	(416)
Net cash provided by (used in) operating activities	(203,735)	(531,922)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	440,781	407,626
Repurchased shares, net of early repurchase deduction	(13,388)	(597)
Proceeds from secured borrowings	744,011	702,600
Repayments of secured borrowings	(909,512)	(519,850)
Distributions paid	(41,272)	(30,955)
Payments of deferred financing costs	(7,208)	(3,498)
Net cash provided by (used in) financing activities	213,412	555,326

Net increase (decrease) in cash and cash equivalents	9,677	23,404
Cash and cash equivalents, beginning of period	66,944	8,679
Cash and cash equivalents, end of period	$76,621	$32,083

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$44,503	$5,728
Taxes, including excise tax, paid during the period	$563	$33
Supplemental disclosure of non-cash flow financing activities:
Reinvestment of shareholder distributions	$32,095	$13,383
Share repurchases accrued but not yet paid	$13,673	$383
Distributions payable	$10,381	$6,262

The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2025	September 30, 2024
Cash	$15,390	$5,545
Cash equivalents	61,231	26,538
Total cash and cash equivalents shown on the consolidated statements of cash flows	$76,621	$32,083
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AIM Acquisition, LLC	(4) (6) (7) (15)	First Lien Debt	S + 4.75%	9.14%	12/2/2027	$5,442	$5,433	$5,410	0.43%
ERA Industries, LLC (BTX Precision)	(4) (15)	First Lien Debt	S + 4.75%	8.91%	7/25/2030	1,375	1,360	1,364	0.11%
ERA Industries, LLC (BTX Precision)	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.96%	7/25/2030	788	786	782	0.06%
ERA Industries, LLC (BTX Precision)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.96%	7/25/2030	1,042	475	471	0.04%
ERA Industries, LLC (BTX Precision)	(4) (15)	First Lien Debt	S + 4.75%	9.06%	7/25/2030	736	730	731	0.06%
PAG Holding Corp. (Precision Aviation Group)	(4) (6) (15)	First Lien Debt	S + 4.75%	8.75%	12/21/2029	14,441	14,283	14,318	1.13%
PAG Holding Corp. (Precision Aviation Group)	(4) (6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.80%	12/21/2029	5,308	5,272	5,263	0.42%
Turbine Engine Specialists, Inc.	(4) (6)	Subordinated Debt	S + 9.50%	13.76%	3/1/2029	1,938	1,904	1,953	0.16%
Total Aerospace & Defense							30,243	30,292	2.41%

Automotive
Adient Global Holdings	(6) (11) (12)	First Lien Debt	S + 2.25%	6.41%	1/31/2031	2,463	2,476	2,471	0.20%
American Auto Auction Group, LLC	(7) (11) (15)	First Lien Debt	S + 4.50%	8.50%	5/28/2032	2,985	2,963	3,015	0.24%
Belron Finance US LLC	(6) (11) (12)	First Lien Debt	S + 2.50%	6.74%	10/16/2031	1,311	1,308	1,318	0.10%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(4) (6) (10)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	1,000	(11)	(33)	—%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	3,384	3,309	3,273	0.26%
Mitchell International Inc.	(6) (11)	First Lien Debt	S + 3.25%	7.57%	6/17/2031	5,425	5,403	5,446	0.43%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(4) (6) (7) (15)	First Lien Debt	S + 5.00%	9.16%	11/1/2029	12,010	11,896	11,820	0.94%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	11/1/2029	4,108	2,888	2,848	0.23%
Total Automotive							30,232	30,158	2.40%

Banking, Finance, Insurance, Real Estate
Alliant Holdings Intermediate, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.67%	9/19/2031	4,042	4,053	4,047	0.32%
Arax MidCo, LLC	(4) (6) (10) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	4/11/2029	4,116	175	155	0.01%
Arax MidCo, LLC	(4) (12) (15)	First Lien Debt	S + 5.00%	9.32%	4/11/2029	2,405	2,383	2,383	0.19%
Ascend Partner Services LLC	(4) (6) (15)	First Lien Debt	S + 4.50%	8.54%	8/11/2031	7,303	7,261	7,231	0.57%
Ascend Partner Services LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.65%	8/11/2031	12,619	9,552	9,481	0.75%
Asurion, LLC (fka Asurion Corporation)	(6) (11)	First Lien Debt	S + 4.25%	8.41%	9/19/2030	2,993	2,948	3,010	0.24%
Big Apple Advisory, LLC	(4) (6) (10)	Revolving Loan	S + 4.50%	8.57%	11/18/2031	1,740	(15)	5	—%
Big Apple Advisory, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	11/18/2031	4,305	(19)	12	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Big Apple Advisory, LLC	(4) (6)	First Lien Debt	S + 4.50%	8.57%	11/18/2031	$8,910	$8,830	$8,934	0.71%
Bishop Street Underwriters LLC	(4) (15)	First Lien Debt	S + 5.50%	9.66%	7/31/2031	8,093	8,053	8,057	0.64%
Bishop Street Underwriters LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.50%	9.66%	7/31/2031	5,409	—	(24)	—%
Broadstreet Partners, Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.91%	6/16/2031	3,961	3,972	3,970	0.32%
Cohen Advisory, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.79%	12/31/2031	4,264	172	191	0.02%
Cohen Advisory, LLC	(4) (6) (15)	First Lien Debt	S + 4.50%	8.50%	12/31/2031	7,619	7,558	7,619	0.61%
Cohnreznick Advisory LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 3.50%	7.50%	3/31/2032	3,477	(11)	—	—%
Cohnreznick Advisory LLC	(4) (6) (15)	First Lien Debt	S + 3.50%	7.50%	3/31/2032	14,985	14,936	14,985	1.19%
Patriot Growth Insurance Services, LLC	(4) (6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.15%	10/16/2028	7,829	7,786	7,712	0.61%
Ryan Specialty Group, LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	6.16%	9/15/2031	4,412	4,430	4,368	0.35%
Sedgwick Claims Management Services, Inc.	(6) (11)	First Lien Debt	S + 2.50%	6.82%	7/31/2031	2,228	2,224	2,227	0.18%
Smith & Howard Advisory LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 3.75%	9.00%	11/26/2030	2,074	1,971	1,935	0.15%
Smith & Howard Advisory LLC	(4) (15)	First Lien Debt	S + 3.75%	9.06%	6/14/2032	1,030	1,027	1,029	0.08%
Trucordia (PCF Insurance Services of the West)	(6) (11)	First Lien Debt	S + 3.25%	7.41%	5/6/2031	2,019	2,022	2,033	0.16%
Truist Insurance Holdings LLC	(6) (11)	First Lien Debt	S + 2.75%	6.75%	11/26/2030	2,564	2,539	2,515	0.20%
Vensure Employer Services, Inc.	(4) (6) (7) (15)	First Lien Debt	S + 5.00%	9.00%	9/27/2031	14,846	14,737	14,846	1.18%
Vensure Employer Services, Inc.	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	9/27/2031	1,049	(5)	—	—%
Total Banking, Finance, Insurance, Real Estate							106,579	106,721	8.48%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(4) (6) (15)	First Lien Debt	S + 5.00%	9.16%	9/10/2030	14,292	14,147	13,892	1.10%
AmerCareRoyal, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	9/10/2030	3,307	—	(93)	(0.01)%
AmerCareRoyal, LLC	(4) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	9/10/2030	2,276	2,267	2,212	0.18%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (11)	First Lien Debt	S + 4.00%	8.28%	6/9/2028	4,851	4,760	4,857	0.39%
Commercial Bakeries Corp.	(4) (6) (12)	First Lien Debt	S + 5.75%	9.75%	9/25/2029	3,740	3,715	3,670	0.29%
Commercial Bakeries Corp.	(4) (12) (15)	First Lien Debt	S + 5.75%	9.75%	9/25/2029	9,119	9,008	8,950	0.71%
Commercial Bakeries Corp.	(4) (6) (12) (15)	First Lien Debt	S + 5.75%	9.75%	9/25/2029	1,776	1,765	1,743	0.14%
FoodScience, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.43%	11/14/2031	5,579	1,830	1,765	0.14%
FoodScience, LLC	(4) (6)	First Lien Debt	S + 5.25%	9.12%	11/14/2031	5,199	5,153	5,127	0.41%
Fortune International, LLC	(4) (15)	First Lien Debt	S + 5.00%	9.26%	7/17/2027	6,749	6,715	6,583	0.52%
Froneri International Limited	(6) (11) (12)	First Lien Debt	S + 2.50%	6.37%	8/2/2032	1,808	1,803	1,810	0.14%
IF&P Holding Company, LLC (Fresh Edge)	(4) (6)	Subordinated Debt	S + 4.50%	8.92% (Cash) 5.13% (PIK)	4/3/2029	3,249	3,201	3,135	0.25%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Palmetto Acquisitionco, Inc. (Tech24)	(4) (15)	First Lien Debt	S + 5.75%	9.75%	9/18/2029	$3,290	$3,248	$3,168	0.25%
Palmetto Acquisitionco, Inc. (Tech24)	(4) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.90%	9/18/2029	927	899	892	0.07%
Refresco (Pegasus Bidco BV)	(6) (11) (12)	First Lien Debt	S + 2.75%	6.76%	7/12/2029	2,734	2,744	2,740	0.22%
Refresh Buyer, LLC (Sunny Sky Products)	(4) (15)	First Lien Debt	S + 4.75%	8.75%	12/23/2028	5,067	5,032	4,961	0.39%
Refresh Buyer, LLC (Sunny Sky Products)	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	12/23/2028	1,283	1,277	1,256	0.10%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (7) (15)	First Lien Debt	S + 4.75%	9.07%	10/2/2031	6,995	6,918	6,995	0.56%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	9.06%	10/2/2031	4,345	1,283	1,301	0.10%
Sugar PPC Buyer LLC (Sugar Foods)	(4) (6) (7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	10/2/2031	2,393	2,383	2,393	0.19%
Watermill Express, LLC	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	4/30/2031	1,900	(7)	—	—%
Watermill Express, LLC	(4) (7) (15)	First Lien Debt	S + 4.75%	8.75%	4/30/2031	2,769	2,742	2,769	0.22%
Watermill Express, LLC	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	4/30/2031	120	120	120	0.01%
Watermill Express, LLC	(4) (7) (15)	First Lien Debt	S + 4.75%	8.75%	4/30/2031	1,241	1,241	1,241	0.10%
Beverage, Food & Tobacco Total							82,244	81,487	6.47%

Capital Equipment
Clean Solutions Buyer, Inc.	(4) (6)	First Lien Debt	S + 4.50%	8.66%	9/9/2030	8,538	8,466	8,423	0.67%
Engineered Fastener Company, LLC (EFC International)	(4) (6)	Subordinated Debt	N/A	13.50%	5/1/2028	2,562	2,520	2,532	0.20%
FirstCall Mechanical Group, LLC	(4) (6) (15)	First Lien Debt	S + 4.75%	8.75%	6/27/2031	9,875	9,793	9,809	0.78%
FirstCall Mechanical Group, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	6/27/2031	19,883	15,465	15,350	1.22%
Hayward Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 2.75%	6.76%	5/30/2028	4,178	4,185	4,210	0.33%
Hyperion Materials & Technologies, Inc.	(4) (15)	First Lien Debt	S + 4.50%	8.87%	8/30/2028	2,304	2,304	2,255	0.18%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(4) (6) (15)	First Lien Debt	S + 5.50%	9.50%	4/9/2030	10,815	10,667	10,532	0.84%
Johnson Controls Inc (aka Power Solutions)	(6) (11)	First Lien Debt	S + 2.75%	6.91%	1/28/2032	500	500	501	0.04%
Johnson Controls Inc (aka Power Solutions)	(6) (11)	First Lien Debt	S + 2.50%	6.66%	5/6/2030	990	991	992	0.08%
Johnstone Supply	(6) (11)	First Lien Debt	S + 2.50%	6.64%	6/9/2031	1,460	1,465	1,468	0.12%
Madison Safety & Flow LLC	(6) (11)	First Lien Debt	S + 2.50%	6.60%	9/26/2031	446	445	448	0.04%
Motion & Control Enterprises LLC	(4) (6) (15)	First Lien Debt	S + 6.00%	10.17%	6/1/2028	1,568	1,556	1,555	0.12%
Motion & Control Enterprises LLC	(4) (6)	First Lien Debt	S + 6.00%	10.17%	6/1/2028	1,674	1,663	1,661	0.13%
Motion & Control Enterprises LLC	(4) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	10.17%	6/1/2028	4,317	4,315	4,281	0.34%
Motion & Control Enterprises LLC	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	10.17%	6/1/2028	12,143	12,143	12,043	0.96%
Ovation Holdings, Inc	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	2/4/2030	6,945	5,721	5,775	0.46%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Ovation Holdings, Inc	(4) (6)	First Lien Debt	S + 5.00%	9.31%	2/4/2030	$832	$825	$831	0.07%
Ovation Holdings, Inc	(4) (6) (15)	First Lien Debt	S + 5.00%	9.31%	2/4/2030	13,401	13,359	13,389	1.06%
Ovation Holdings, Inc	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	2/4/2030	3,076	3,069	3,073	0.24%
PT Intermediate Holdings III, LLC	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 3.25%	7.25%	4/9/2030	166	1	2	—%
PT Intermediate Holdings III, LLC	(4) (6) (7) (15)	First Lien Debt	S + 3.25%	7.25%	4/9/2030	3,713	3,726	3,750	0.30%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(4) (6) (15)	First Lien Debt	S + 5.25%	9.57%	4/4/2029	9,247	9,175	9,122	0.72%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.63%	4/4/2029	2,316	2,304	2,285	0.18%
Service Logic Acquisition, Inc.	(4) (6) (7) (15)	First Lien Debt	S + 3.00%	7.31%	10/29/2027	11,572	11,572	11,572	0.92%
Southern Air & Heat Holdings, LLC	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	9.00%	10/1/2027	1,358	1,349	1,358	0.11%
Southern Air & Heat Holdings, LLC	(4) (15)	First Lien Debt	S + 4.75%	8.90%	10/1/2027	1,301	1,292	1,301	0.10%
Thermostat Purchaser III, Inc.	(6) (7) (11) (15)	First Lien Debt	S + 4.25%	8.25%	8/31/2028	6,520	6,519	6,550	0.52%
Vessco Midco Holdings, LLC	(4) (6) (7) (15)	First Lien Debt	S + 4.75%	8.93%	7/24/2031	13,706	13,586	13,582	1.08%
Vessco Midco Holdings, LLC	(4) (6) (7) (10)	Revolving Loan	S + 4.75%	8.98%	7/24/2031	1,726	(14)	(16)	—%
Vessco Midco Holdings, LLC	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.89%	7/24/2031	4,569	2,463	2,441	0.19%
Total Capital Equipment							151,425	151,075	12.00%

Chemicals, Plastics, & Rubber
Akzo Nobel Speciality (aka Starfruit US Holdco LLC)	(6) (11) (12)	First Lien Debt	S + 3.25%	7.50%	4/3/2028	3,705	3,721	3,727	0.30%
Anchor Packaging	(6) (11)	First Lien Debt	S + 3.25%	7.39%	7/18/2029	3,704	3,706	3,709	0.29%
Chroma Color Corporation	(4) (6) (15)	First Lien Debt	S + 4.25%	8.56%	4/23/2029	6,335	6,286	6,247	0.50%
Chroma Color Corporation	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	8.25%	4/23/2029	1,398	1,390	1,379	0.11%
Ineos Composites (Fortis 333 Inc)	(6) (11)	First Lien Debt	S + 3.50%	7.50%	3/27/2032	1,097	1,095	1,050	0.08%
New Spartech Holdings LLC	(4) (6) (7)	First Lien Debt	S + 1.00%	5.13% (Cash) 4.25% (PIK)	9/30/2030	635	635	635	0.05%
New Spartech Holdings LLC	(4) (6)	First Lien Debt	S + 7.00%	11.13%	3/31/2030	384	376	384	0.03%
Solstice Advanced Materials Inc	(6) (11)	First Lien Debt	S + 1.75%	5.93%	9/17/2032	1,100	1,099	1,097	0.09%
Tangent Technologies Acquisition, LLC	(4) (6) (15)	First Lien Debt	S + 4.75%	9.09%	11/30/2027	12,249	12,199	12,190	0.96%
Univar Solutions USA Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.92%	8/1/2030	1,872	1,881	1,859	0.15%
USALCO	(6) (10) (11)	First Lien Debt (Delayed Draw)	S + 3.50%	7.66%	9/30/2031	131	—	(3)	—%
USALCO	(6) (11)	First Lien Debt	S + 3.50%	7.66%	9/30/2031	1,260	1,255	1,234	0.10%
Total Chemicals, Plastics, & Rubber							33,643	33,508	2.66%

Construction & Building
APi Group DE Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.91%	1/3/2029	1,672	1,672	1,673	0.13%
Cobalt Service Partners, LLC	(4) (6) (7) (15)	First Lien Debt	S + 4.75%	8.75%	10/13/2031	7,305	7,240	7,239	0.57%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Cobalt Service Partners, LLC	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	10/13/2031	$12,649	$5,544	$5,484	0.44%
Gannett Fleming, Inc.	(4) (6) (7)	First Lien Debt	S + 4.75%	9.07%	8/5/2030	17,690	17,467	17,566	1.39%
Gannett Fleming, Inc.	(4) (6) (7) (10)	Revolving Loan	S + 4.75%	9.07%	8/5/2030	2,131	(26)	(15)	—%
Gulfside Supply	(6) (11)	First Lien Debt	S + 3.00%	7.00%	6/17/2031	1,069	1,067	1,078	0.09%
Heartland Paving Partners, LLC	(4) (6) (15)	First Lien Debt	S + 5.00%	9.00%	8/9/2030	8,486	8,413	8,251	0.66%
Heartland Paving Partners, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	8/9/2030	5,702	5,068	4,923	0.39%
Heartland Paving Partners, LLC	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	8/9/2030	5,694	5,683	5,537	0.44%
Hyphen Solutions, LLC	(4) (6) (7) (15)	First Lien Debt	S + 4.50%	8.66%	8/6/2032	18,556	18,534	18,519	1.46%
Hyphen Solutions, LLC	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.66%	8/6/2032	1,444	—	(3)	—%
ICE USA Infrastructure, Inc.	(4) (6) (15)	First Lien Debt	S + 5.75%	9.75%	3/15/2030	8,983	8,899	8,674	0.69%
ICE USA Infrastructure, Inc.	(4) (15)	First Lien Debt	S + 5.75%	9.75%	3/15/2030	1,606	1,564	1,551	0.12%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.29%	12/15/2027	1,337	1,337	1,337	0.11%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(4) (7) (15)	First Lien Debt	S + 5.00%	9.29%	12/15/2027	2,532	2,532	2,532	0.20%
MEI Buyer LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.25%	6/29/2029	1,854	463	478	0.04%
MEI Buyer LLC	(4) (6) (15)	First Lien Debt	S + 5.00%	9.16%	6/29/2029	10,170	10,126	10,252	0.81%
MEI Buyer LLC	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	6/29/2029	1,626	1,626	1,640	0.13%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	6.41%	2/10/2032	1,069	1,066	910	0.07%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	6.41%	3/19/2029	1,470	1,471	1,482	0.12%
Rose Paving, LLC	(4) (6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	146	(1)	(2)	—%
Rose Paving, LLC	(4) (6)	Subordinated Debt	N/A	12.00%	5/7/2030	2,253	2,231	2,226	0.18%
SCIC Buyer, Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	3/28/2031	2,745	(6)	52	—%
SCIC Buyer, Inc.	(4) (6) (15)	First Lien Debt	S + 4.75%	8.75%	3/28/2031	13,027	12,904	13,275	1.05%
SPI LLC	(4) (6) (7) (15)	First Lien Debt	S + 4.50%	8.65%	12/21/2027	3,649	3,632	3,649	0.29%
SPI LLC	(4) (6) (7) (15)	First Lien Debt	S + 4.50%	8.65%	12/21/2027	3,595	3,617	3,595	0.29%
SPI LLC	(4) (7) (15)	First Lien Debt	S + 4.50%	8.65%	12/21/2027	6,755	6,735	6,755	0.54%
Thyssenkrupp Elevator (Vertical US Newco Inc)	(6) (11) (12)	First Lien Debt	S + 3.00%	6.00%	4/30/2030	3,940	3,963	3,947	0.31%
Touchdown Acquirer Inc. (Tencate)	(6) (7) (11) (15)	First Lien Debt	S + 2.75%	6.95%	2/21/2031	9,778	9,782	9,782	0.78%
Vertex Service Partners, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.25%	11/8/2030	8,944	1,712	1,453	0.12%
Vertex Service Partners, LLC	(4) (6) (15)	First Lien Debt	S + 6.00%	10.00%	11/8/2030	3,158	3,132	3,147	0.25%
Vertex Service Partners, LLC	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	10.00%	11/8/2030	5,694	5,670	5,674	0.45%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

WSB Engineering Holdings Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.49%	8/31/2029	$8,087	$1,205	$1,156	0.09%
WSB Engineering Holdings Inc.	(4) (15)	First Lien Debt	S + 4.50%	8.70%	8/31/2029	4,141	4,097	4,102	0.33%
WSB Engineering Holdings Inc.	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	8/31/2029	2,683	2,657	2,657	0.21%
Total Construction & Building							161,076	160,576	12.75%

Consumer Goods: Durable
Callaway Golf Company	(6) (11) (12)	First Lien Debt	S + 3.00%	7.16%	3/15/2030	1,392	1,392	1,394	0.11%
Culligan (AKA Osmosis Debt Merger Sub Inc)	(6) (11) (12)	First Lien Debt	S + 3.00%	7.28%	7/31/2028	2,970	2,983	2,970	0.24%
DRS Holdings III, Inc.	(4) (7) (15)	First Lien Debt	S + 5.25%	9.41%	11/1/2028	2,558	2,558	2,547	0.20%
MITER Brands (MIWD Holdco II LLC)	(6) (11)	First Lien Debt	S + 2.75%	7.07%	3/28/2031	3,456	3,475	3,464	0.28%
Momentum Textiles, LLC	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,078	4,996	4,997	0.40%
NMC Skincare Intermediate Holdings II, LLC	(4) (6) (7)	First Lien Debt	S + 5.00%	9.44% (Cash)1.50% (PIK)	10/31/2028	6,240	6,240	5,564	0.44%
Recess Holdings, Inc.	(4) (6)	First Lien Debt	S + 3.75%	8.07%	2/20/2030	11,970	11,911	11,913	0.94%
XpressMyself.com LLC (SmartSign)	(4) (15)	First Lien Debt	S + 5.50%	9.67%	9/7/2028	1,989	1,978	1,989	0.16%
XpressMyself.com LLC (SmartSign)	(4) (15)	First Lien Debt	S + 5.75%	9.91%	9/7/2028	1,504	1,487	1,504	0.12%
Total Consumer Goods: Durable							37,020	36,342	2.89%

Consumer Goods: Non-Durable
Bradford Soap International, Inc.	(4) (6)	First Lien Debt	S + 4.75%	8.91%	8/28/2031	7,541	7,503	7,506	0.60%
Bradford Soap International, Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/28/2031	2,514	—	(12)	—%
FoodServices Brand Group, LLC	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	4,241	4,137	4,137	0.33%
Image International Intermediate Holdco II, LLC	(4) (6) (7)	First Lien Debt	S + 5.50%	9.95%	9/10/2026	7,545	7,444	7,232	0.57%
Image International Intermediate Holdco II, LLC	(4) (6) (7)	First Lien Debt	S + 5.00%	9.35% (Cash) 0.50% (PIK)	9/10/2026	10,695	10,627	10,251	0.82%
KL Bronco Acquisition, Inc. (Elevation Labs)	(4) (6) (15)	First Lien Debt	S + 5.75%	10.15%	6/30/2028	4,961	4,950	4,938	0.39%
KL Bronco Acquisition, Inc. (Elevation Labs)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.75%	9.88%	6/30/2028	2,425	1,924	1,917	0.15%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.21%	1/8/2030	4,397	475	495	0.04%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (6) (15)	First Lien Debt	S + 5.00%	9.30%	1/8/2030	11,903	11,949	11,935	0.95%
MPG Parent Holdings, LLC (Market Performance Group)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.29%	1/8/2030	2,885	2,903	2,893	0.23%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Perrigo Investments	(6) (11) (12)	First Lien Debt	S + 2.00%	6.16%	4/20/2029	$1,406	$1,406	$1,412	0.11%
Revision Buyer LLC (Revision Skincare)	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,356	10,241	10,244	0.81%
Total Consumer Goods: Non-Durable							63,559	62,948	5.00%

Containers, Packaging & Glass
Novolex (Clydesdale Acquisition Holdings Inc)	(6) (11)	First Lien Debt	S + 3.25%	7.34%	4/13/2029	1,656	1,664	1,657	0.13%
Oliver Packaging, LLC	(4) (6)	Subordinated Debt	N/A	11.50%	1/6/2029	1,431	1,418	1,304	0.10%
Oliver Packaging, LLC	(4) (6)	Subordinated Debt	N/A	13.00%	1/6/2029	268	264	255	0.02%
Online Labels Group, LLC	(4) (15)	First Lien Debt	S + 5.25%	9.25%	12/19/2029	3,124	3,116	3,124	0.25%
Online Labels Group, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.25%	12/19/2029	542	270	270	0.02%
Online Labels Group, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.25%	12/19/2029	227	—	—	—%
Performance Packaging Buyer, LLC	(4) (6) (15)	First Lien Debt	S + 4.50%	8.63%	4/15/2031	6,183	6,124	6,135	0.50%
ProAmpac PG Borrower LLC	(7) (11) (15)	First Lien Debt	S + 4.00%	8.26%	9/15/2028	3,930	3,930	3,949	0.31%
Total Containers, Packaging & Glass							16,786	16,694	1.33%

Energy: Electricity
Covanta Energy Corp	(6) (11)	First Lien Debt	S + 2.25%	6.38%	1/15/2031	1,665	1,661	1,672	0.13%
Covanta Energy Corp	(6) (11)	First Lien Debt	S + 2.25%	6.39%	11/30/2028	684	682	683	0.05%
Covanta Energy Corp	(6) (11)	First Lien Debt	S + 2.25%	6.39%	11/30/2028	53	53	53	—%
Matador US Buyer, LLC (Insulation Technology Group)	(4) (6) (12) (15)	First Lien Debt	S + 5.50%	9.66%	6/25/2030	19,609	19,445	19,535	1.56%
Matador US Buyer, LLC (Insulation Technology Group)	(4) (6) (10) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.66%	6/25/2030	5,189	4,940	4,920	0.39%
Tinicum Voltage Acquisition Corp.	(4) (6) (15)	First Lien Debt	S + 4.75%	9.04%	12/15/2028	6,764	6,621	6,701	0.54%
Total Energy: Electricity							33,402	33,564	2.67%

Energy: Oil & Gas
Allredi, LLC (Abrasive Products and Equipment)	(4) (6)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	1,006	1,006	841	0.07%
Allredi, LLC (Abrasive Products and Equipment)	(4) (6)	Subordinated Debt	N/A	15.00% (PIK)	9/2/2026	12,962	12,797	10,832	0.86%
Total Energy: Oil & Gas							13,803	11,673	0.93%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(4) (6) (15)	First Lien Debt	S + 5.00%	9.00%	3/27/2030	8,624	8,554	8,553	0.69%
CLS Management Services, LLC (Contract Land Staff)	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.25%	3/27/2030	3,467	3,456	3,439	0.27%
CLS Management Services, LLC (Contract Land Staff)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.02%	3/27/2030	4,418	1,317	1,289	0.10%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Impact Parent Corporation (Impact Environmental Group)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.36%	3/23/2029	$283	$184	$183	0.01%
Impact Parent Corporation (Impact Environmental Group)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.35%	3/23/2029	3,136	3,139	3,122	0.25%
Impact Parent Corporation (Impact Environmental Group)	(4) (6) (15)	First Lien Debt	S + 5.25%	9.35%	3/23/2029	10,278	10,290	10,232	0.82%
Impact Parent Corporation (Impact Environmental Group)	(4) (15)	First Lien Debt	S + 5.25%	9.35%	3/23/2029	2,039	2,011	2,030	0.16%
Impact Parent Corporation (Impact Environmental Group)	(4) (15)	First Lien Debt	S + 5.25%	9.35%	3/23/2029	418	412	416	0.03%
Impact Parent Corporation (Impact Environmental Group)	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.35%	3/23/2029	2,001	1,999	1,992	0.16%
Impact Parent Corporation (Impact Environmental Group)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.35%	3/23/2029	1,695	1,690	1,688	0.13%
NFM & J, L.P. (The Facilities Group)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	11/30/2027	1,546	164	148	0.01%
NFM & J, L.P. (The Facilities Group)	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	10.06%	11/30/2027	1,946	1,937	1,917	0.15%
NFM & J, L.P. (The Facilities Group)	(4) (7) (15)	First Lien Debt	S + 5.75%	10.08%	11/30/2027	2,732	2,719	2,691	0.21%
NFM & J, L.P. (The Facilities Group)	(4) (6) (7) (15)	First Lien Debt	S + 5.75%	10.16%	11/30/2027	1,914	1,905	1,886	0.15%
Nutrition 101 Buyer, LLC (101 Inc)	(4) (6)	First Lien Debt	S + 5.25%	9.66%	8/31/2028	1,428	1,419	1,370	0.11%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (15)	First Lien Debt	S + 5.25%	9.25%	7/3/2029	2,323	2,310	2,323	0.18%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (15)	First Lien Debt	S + 5.25%	9.25%	7/3/2029	3,360	3,335	3,360	0.27%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.57%	7/3/2029	19,812	—	—	—%
Orion Group FM Holdings, LLC (Leo Facilities)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.54%	7/3/2029	2,548	1,875	1,879	0.15%
SI Solutions, LLC	(4) (6) (15)	First Lien Debt	S + 4.75%	8.75%	8/15/2030	4,608	4,589	4,591	0.36%
SI Solutions, LLC	(4) (6) (15)	First Lien Debt	S + 4.75%	8.88%	8/15/2030	10,415	10,328	10,376	0.83%
SI Solutions, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	8/15/2030	4,948	977	969	0.08%
Total Environmental Industries							64,610	64,454	5.12%

Health Care Equipment & Services
PointClickCare Technologies	(6) (11) (12)	First Lien Debt	S + 2.75%	6.75%	11/3/2031	448	447	447	0.04%
Total Health Care Equipment & Services							447	447	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (6) (15)	First Lien Debt	S + 5.25%	9.47%	7/2/2031	$13,749	$13,631	$13,640	1.08%
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.47%	7/2/2031	2,512	897	882	0.07%
AB Centers Acquisition Corporation (Action Behavior Centers)	(4) (15)	First Lien Debt	S + 5.25%	9.41%	7/2/2031	3,371	3,357	3,344	0.27%
ACP Maverick Holdings, Inc.	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	3/18/2031	3,636	(17)	(33)	—%
ACP Maverick Holdings, Inc.	(4) (6) (7) (15)	First Lien Debt	S + 4.75%	8.75%	3/18/2031	16,282	16,126	16,135	1.28%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.66%	5/1/2030	1,060	1,061	1,060	0.08%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (7) (15)	First Lien Debt	S + 5.50%	9.66%	5/1/2030	4,199	4,201	4,199	0.33%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.50%	9.66%	5/1/2030	3,943	(9)	—	—%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(4) (6) (7)	First Lien Debt	S + 5.50%	9.66%	5/1/2030	549	544	549	0.04%
Bluebird PM Buyer, Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	2/3/2032	1,019	(2)	3	—%
Bluebird PM Buyer, Inc.	(4) (6)	First Lien Debt	S + 4.75%	8.75%	2/3/2032	7,436	7,370	7,456	0.59%
Bridges Consumer Healthcare Intermediate LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.45%	12/22/2031	4,262	(20)	(65)	(0.01)%
Bridges Consumer Healthcare Intermediate LLC	(4) (6) (15)	First Lien Debt	S + 5.25%	9.25%	12/22/2031	5,100	5,052	5,022	0.40%
Bridges Consumer Healthcare Intermediate LLC	(4) (10) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.45%	12/22/2031	2,429	1,931	1,905	0.15%
Coding Solutions Acquisition, Inc.	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	8/7/2031	798	(2)	(6)	—%
Coding Solutions Acquisition, Inc.	(4) (6) (7)	First Lien Debt	S + 5.00%	9.16%	8/7/2031	610	604	606	0.05%
Coding Solutions Acquisition, Inc.	(4) (6) (7) (15)	First Lien Debt	S + 5.00%	9.16%	8/7/2031	11,970	11,907	11,885	0.94%
Coding Solutions Acquisition, Inc.	(4) (6) (7) (10)	Revolving Loan	S + 5.00%	9.16%	8/7/2031	1,101	(9)	(8)	—%
Coding Solutions Acquisition, Inc.	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	8/7/2031	460	(1)	(3)	—%
Eyesouth Eye Care Holdco LLC	(4) (6) (15)	First Lien Debt	S + 5.50%	9.76%	10/5/2029	10,557	10,392	10,388	0.83%
Eyesouth Eye Care Holdco LLC	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.76%	10/5/2029	3,405	3,362	3,351	0.27%
Health Management Associates, Inc.	(4) (6) (15)	First Lien Debt	S + 6.25%	10.57%	3/30/2029	8,733	8,677	8,676	0.69%
Health Management Associates, Inc.	(4) (6)	First Lien Debt (Delayed Draw)	S + 6.25%	10.51%	3/30/2029	1,097	1,088	1,090	0.09%
Healthspan Buyer, LLC (Thorne HealthTech)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	10/16/2030	1,227	(3)	(5)	—%
Healthspan Buyer, LLC (Thorne HealthTech)	(4) (6)	First Lien Debt	S + 4.75%	8.75%	10/16/2030	1,273	1,267	1,268	0.10%
Healthspan Buyer, LLC (Thorne HealthTech)	(4) (6) (15)	First Lien Debt	S + 4.75%	8.75%	10/16/2030	5,450	5,427	5,426	0.43%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Healthspan Buyer, LLC (Thorne HealthTech)	(4) (6) (15)	First Lien Debt	S + 4.75%	8.75%	10/16/2030	$11,958	$11,899	$11,906	0.95%
Heartland Veterinary Partners LLC	(4) (6)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	1,110	1,104	1,102	0.09%
Heartland Veterinary Partners LLC	(4) (6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,318	5,318	5,278	0.42%
Heartland Veterinary Partners LLC	(4) (6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,551	5,551	5,509	0.44%
HMN Acquirer Corp.	(4) (15)	First Lien Debt	S + 4.50%	8.50%	11/5/2031	5,788	5,737	5,700	0.45%
HMN Acquirer Corp.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	11/5/2031	2,144	(5)	(32)	—%
Impact Advisors, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	3/19/2032	7,143	(33)	10	—%
Impact Advisors, LLC	(4) (6) (15)	First Lien Debt	S + 4.50%	8.50%	3/19/2032	12,793	12,669	12,812	1.02%
Jazz Pharmaceuticals (AKA FINANCING LUX SARL)	(6) (11) (12)	First Lien Debt	S + 2.25%	6.41%	5/5/2028	2,731	2,743	2,738	0.22%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.23%	2/13/2032	1,854	1,845	1,855	0.15%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(4) (15)	First Lien Debt	S + 5.00%	9.23%	2/13/2032	5,355	5,310	5,358	0.43%
Lavie Group, Inc.	(4) (15)	First Lien Debt	S + 5.00%	9.32%	10/12/2029	6,420	6,357	6,360	0.51%
Lavie Group, Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	10/12/2029	1,888	(7)	(17)	—%
Lavie Group, Inc.	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	10/10/2029	651	(2)	(6)	—%
Lavie Group, Inc.	(4) (7) (15)	First Lien Debt	S + 5.00%	9.17%	10/12/2029	2,429	2,407	2,406	0.19%
Medline (AKA Mozart Borrower LP)	(6) (11)	First Lien Debt	S + 2.00%	6.16%	10/23/2028	61	61	61	—%
Medline (AKA Mozart Borrower LP)	(6) (11)	First Lien Debt	S + 2.00%	6.16%	10/23/2030	2,730	2,733	2,739	0.22%
New You Bariatric Group, LLC (SSJA Bariatric Management LLC)	(4) (6) (14)	First Lien Debt	S + 5.25%	9.70%	10/24/2025	7,455	7,455	2,689	0.21%
Organon & Co	(6) (11) (12)	First Lien Debt	S + 2.25%	6.41%	5/19/2031	1,418	1,416	1,429	0.11%
Performance Health Holdings, Inc	(4) (6) (15)	First Lien Debt	S + 3.75%	7.62%	3/19/2032	14,963	14,814	14,820	1.18%
Promptcare Infusion Buyer, Inc.	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	10.38%	9/1/2027	315	315	315	0.03%
Promptcare Infusion Buyer, Inc.	(4) (7) (15)	First Lien Debt	S + 6.00%	10.39%	9/1/2027	2,023	2,023	2,020	0.16%
Select Medical Corporation	(6) (11) (12)	First Lien Debt	S + 2.00%	6.16%	12/3/2031	818	821	797	0.06%
Southern Veterinary Partners, LLC	(4) (6)	First Lien Debt	S + 2.50%	6.82%	12/4/2031	4,067	4,067	4,059	0.32%
TBRS, Inc.	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.95%	11/22/2031	949	(4)	(20)	—%
TBRS, Inc.	(4) (6) (7) (10)	Revolving Loan	S + 4.75%	8.95%	11/22/2030	1,243	66	51	—%
TBRS, Inc.	(4) (6) (7) (15)	First Lien Debt	S + 4.75%	8.77%	11/22/2031	8,108	8,041	7,939	0.63%
Tidi Legacy Products, Inc.	(4) (6) (7) (15)	First Lien Debt	S + 4.50%	8.66%	12/19/2029	15,618	15,615	15,774	1.25%
Tidi Legacy Products, Inc.	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.66%	12/19/2029	4,183	9	42	—%
VMG Holdings LLC (VMG Health)	(4) (6) (15)	First Lien Debt	S + 5.00%	9.00%	4/16/2030	19,800	19,639	19,636	1.55%
Wellspring Pharmaceutical Corporation	(4) (6) (15)	First Lien Debt	S + 5.00%	9.27%	8/22/2028	6,414	6,384	6,414	0.51%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Wellspring Pharmaceutical Corporation	(4) (6) (15)	First Lien Debt	S + 5.00%	9.27%	8/22/2028	$3,731	$3,702	$3,731	0.30%
Wellspring Pharmaceutical Corporation	(4) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.27%	8/22/2028	1,852	1,844	1,852	0.15%
YI, LLC (Young Innovations)	(4) (6) (7) (15)	First Lien Debt	S + 5.75%	9.90%	12/3/2029	15,728	15,608	15,408	1.22%
Total Healthcare & Pharmaceuticals							262,333	257,500	20.45%

High Tech Industries
Ahead DB Holdings, LLC (Ahead Data Blue LLC)	(6) (11) (15)	First Lien Debt	S + 2.75%	6.75%	2/1/2031	7,910	7,876	7,929	0.64%
BMC Software, Inc.	(6) (11)	First Lien Debt	S + 3.00%	7.20%	7/30/2031	4,975	4,966	4,950	0.39%
CLEARWATER ANALYTICS LLC	(6) (11) (12)	First Lien Debt	S + 2.75%	6.46%	2/10/2032	1,500	1,500	1,505	0.12%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7)	First Lien Debt	S + 5.00%	9.20%	8/2/2030	2,553	2,543	2,525	0.20%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7) (15)	First Lien Debt	S + 5.00%	9.20%	8/2/2030	14,894	14,834	14,727	1.17%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.20%	8/2/2030	2,553	(10)	(29)	—%
Dragon Buyer, Inc. (NCR Voyix)	(6) (11)	First Lien Debt	S + 2.75%	6.75%	9/30/2031	6,948	6,918	6,964	0.55%
Eliassen Group, LLC	(4) (6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.91%	4/14/2028	228	228	224	0.02%
Eliassen Group, LLC	(4) (6) (7)	First Lien Debt	S + 5.75%	9.75%	4/14/2028	3,161	3,161	3,113	0.25%
Emburse, Inc.	(4) (7) (15)	First Lien Debt	S + 4.25%	8.25%	5/28/2032	2,964	2,956	2,958	0.23%
Emburse, Inc.	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.25%	5/28/2032	529	(1)	(1)	—%
Emburse, Inc.	(4) (6) (7) (10)	Revolving Loan	S + 4.25%	8.25%	5/28/2032	568	(1)	(1)	—%
Ensono, Inc.	(6) (11) (15)	First Lien Debt	S + 4.00%	8.28%	5/26/2028	14,854	14,806	14,895	1.18%
Exterro, Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.57%	6/1/2027	1,797	—	(9)	—%
Exterro, Inc.	(4) (6) (15)	First Lien Debt	S + 5.25%	9.25%	6/1/2027	5,619	5,592	5,592	0.44%
GS AcquisitionCo, Inc.	(4) (6) (7) (15)	First Lien Debt	S + 5.25%	9.25%	5/25/2028	5,738	5,728	5,687	0.45%
Icon Parent I Inc.	(6) (7) (11)	First Lien Debt	S + 2.75%	6.75%	11/13/2031	1,995	1,987	1,994	0.16%
II-VI INCORPORATED	(6) (11) (12)	First Lien Debt	S + 1.75%	5.91%	7/2/2029	1,091	1,095	1,096	0.09%
Infobase Acquisition, Inc.	(4) (15)	First Lien Debt	S + 5.50%	9.92%	6/14/2028	3,472	3,468	3,453	0.27%
Informatica LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	6.41%	10/27/2028	4,421	4,436	4,426	0.35%
Javelin Buyer, Inc.	(6) (7) (11) (15)	First Lien Debt	S + 2.75%	7.06%	12/5/2031	6,965	6,961	6,965	0.55%
Mermaid Bidco Inc.	(4) (6)	First Lien Debt	S + 3.25%	7.57%	7/3/2031	3,990	3,980	3,972	0.32%
MKS INSTRUMENTS INC	(6) (11) (12)	First Lien Debt	S + 2.00%	6.17%	8/17/2029	2,978	3,094	2,975	0.24%
Project Alpha Intermediate Holding, Inc.	(6) (7) (11)	First Lien Debt	S + 3.25%	7.25%	10/26/2030	995	993	999	0.08%
Qnity Electronics, Inc.	(6) (11)	First Lien Debt	S + 2.00%	6.35%	8/12/2032	2,609	2,602	2,609	0.21%
Quartz Holding Company (Quickbase)	(4) (6) (15)	First Lien Debt	S + 3.25%	7.41%	10/2/2028	11,944	11,929	11,921	0.95%
QXO	(6) (11) (12)	First Lien Debt	S + 3.00%	7.16%	4/30/2032	688	681	688	0.05%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (6) (7)	First Lien Debt	S + 4.50%	8.37%	9/30/2031	9,172	9,091	9,090	0.72%
Ridge Trail US Bidco, Inc. (Options IT)	(4) (6) (7) (10)	Revolving Loan	S + 4.50%	8.37%	3/31/2031	1,062	278	277	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Ridge Trail US Bidco, Inc. (Options IT)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	9/30/2031	$3,187	$(7)	$(28)	—%
Specialist Resources Global Inc.	(4) (15)	First Lien Debt	S + 5.00%	9.16%	9/23/2027	1,315	1,315	1,289	0.10%
Specialist Resources Global Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	9/23/2027	11,790	(17)	(230)	(0.02)%
Specialist Resources Global Inc.	(4) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	9/23/2027	6,752	6,752	6,620	0.53%
Stratix Holding Corporation	(4) (6) (15)	First Lien Debt	S + 5.25%	9.25%	9/15/2028	6,482	6,482	6,482	0.51%
UPC/Sunrise (UPC Financing Partnership)	(6) (11) (12)	First Lien Debt	S + 2.50%	6.69%	2/29/2032	1,825	1,819	1,805	0.14%
VALIDITY INC	(4) (15)	First Lien Debt	S + 5.25%	9.58%	4/12/2032	7,785	7,711	7,740	0.62%
Venture Buyer, LLC (Velosio)	(4) (7) (15)	First Lien Debt	S + 5.25%	9.56%	3/1/2030	7,836	7,801	7,836	0.63%
Venture Buyer, LLC (Velosio)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.42%	3/1/2030	1,634	285	285	0.02%
Waystar Technologies, Inc.	(6) (11)	First Lien Debt	S + 2.00%	6.34%	10/22/2029	1,499	1,499	1,503	0.12%
Waystar Technologies, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	6.16%	10/22/2029	500	500	502	0.04%
Worldpay (GTCR W Merger Sub LLC)	(6) (11)	First Lien Debt	S + 2.00%	6.00%	1/31/2031	4,432	4,450	4,447	0.35%
Total High Tech Industries							160,281	159,745	12.69%

Hotel, Gaming & Leisure
Cinemark USA, Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	6.25%	5/24/2030	3,563	3,581	3,571	0.28%
Davidson Hotel Company LLC	(4) (15)	First Lien Debt	S + 5.00%	9.16%	10/31/2031	2,790	2,765	2,817	0.22%
Davidson Hotel Company LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	10/31/2031	930	35	46	—%
TKO Worldwide Holdings, LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	6.04%	11/21/2031	461	460	462	0.04%
Total Hotel, Gaming & Leisure							6,841	6,896	0.54%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(4) (15)	First Lien Debt	S + 6.00%	10.38%	10/23/2028	3,441	3,443	3,422	0.27%
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(6) (11)	First Lien Debt	S + 2.75%	6.91%	1/31/2031	3,720	3,728	3,724	0.30%
Viking Buyer, LLC (Vanguard Packaging LLC)	(4) (6) (15)	First Lien Debt	S + 5.25%	9.53%	8/9/2026	5,765	5,764	5,598	0.44%
VS Professional Training Acquisitionco, LLC	(4) (15)	First Lien Debt	S + 5.25%	9.41%	9/30/2026	4,176	4,176	4,168	0.33%
Total Media: Advertising, Printing & Publishing							17,111	16,912	1.34%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Media: Broadcasting & Subscription
Directv (AKA Directv Financing LLC)	(6) (11)	First Lien Debt	S + 5.00%	9.57%	8/2/2027	$19	$19	$19	—%
Virgin Media Investment Holdings Limited	(6) (11) (12)	First Lien Debt	S + 3.25%	7.51%	1/31/2029	1,375	1,360	1,380	0.11%
Ziggo B.V.	(6) (11) (12)	First Lien Debt	S + 2.50%	6.76%	4/30/2028	459	454	454	0.04%
Total Media: Media: Broadcasting & Subscription							1,833	1,853	0.15%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(4) (6)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,881	2,849	2,780	0.22%
Creative Artists Agency, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.66%	10/1/2031	1,979	1,988	1,989	0.16%
Total Media: Diversified & Production							4,837	4,769	0.38%

Metals & Mining
Arsenal AIC Parent LLC(Arconic)	(6) (11)	First Lien Debt	S + 2.75%	6.91%	8/18/2030	1,513	1,525	1,472	0.12%
Total Metals & Mining							1,525	1,472	0.12%

Services: Business
AG Group Holdings, Inc. (Addison Group)	(6) (11)	First Lien Debt	S + 4.25%	8.41%	12/29/2028	1,801	1,810	1,600	0.13%
Air Transport (Stonepeak Nile Parent LLC)	(6) (11)	First Lien Debt	S + 2.25%	6.41%	4/12/2032	1,250	1,247	1,239	0.10%
ALKU Intermediate Holdings, LLC	(4) (6)	First Lien Debt	S + 6.25%	10.25%	5/23/2029	2,664	2,627	2,654	0.21%
All4 Buyer, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.82%	1/23/2032	2,108	(10)	(20)	—%
All4 Buyer, LLC	(4) (15)	First Lien Debt	S + 4.50%	8.82%	1/23/2032	2,517	2,494	2,493	0.20%
Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC)	(6) (11)	First Lien Debt	S + 3.25%	7.51%	8/20/2032	3,000	2,996	3,009	0.24%
Amex GBT	(6) (11) (12)	First Lien Debt	S + 2.50%	6.81%	7/25/2031	794	793	799	0.06%
Archer Acquisition, LLC (ARMstrong)	(4) (6) (15)	First Lien Debt	S + 4.75%	8.85%	10/8/2029	6,300	6,243	6,247	0.50%
Archer Acquisition, LLC (ARMstrong)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.85%	10/8/2029	864	214	213	0.02%
Azalea TopCo, Inc.	(6) (7) (11) (15)	First Lien Debt	S + 3.00%	7.16%	4/30/2031	5,123	5,080	5,115	0.41%
Bounteous, Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/2/2029	7,279	—	—	—%
Bounteous, Inc.	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/2/2029	1,004	1,004	1,004	0.08%
Bounteous, Inc.	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/2/2029	490	490	490	0.04%
Bounteous, Inc.	(4) (15)	First Lien Debt	S + 4.75%	8.91%	8/2/2029	1,940	1,940	1,940	0.15%
Bounteous, Inc.	(4) (15)	First Lien Debt	S + 4.75%	8.91%	8/2/2029	299	299	299	0.02%
Caldwell & Gregory LLC	(4) (6)	Subordinated Debt	S + 8.75%	12.75%	3/31/2031	5,728	5,638	5,838	0.46%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(4) (6)	Subordinated Debt	N/A	12.25%	3/26/2031	1,403	1,372	1,399	0.11%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

COP Village Green Acquisitions, Inc. (Village Green Holding)	(4) (6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.25%	3/26/2031	$536	$(6)	$(2)	—%
Cornerstone Advisors of Arizona, LLC	(4) (6) (7) (15)	First Lien Debt	S + 4.75%	8.75%	5/13/2032	17,665	17,577	17,569	1.39%
CV Holdco, LLC (Class Valuation)	(4) (6)	Subordinated Debt	N/A	11.00%	3/31/2028	444	442	431	0.03%
CV Holdco, LLC (Class Valuation)	(4) (6)	Subordinated Debt	N/A	11.00%	3/31/2028	10,000	9,953	9,701	0.77%
Delphi Infrastructure Group LLC	(4) (15)	First Lien Debt	S + 5.00%	9.00%	7/21/2028	1,011	1,002	992	0.08%
DISA Holdings Corp. (DISA Global Solutions)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	9/9/2028	1,187	1,179	1,187	0.09%
DISA Holdings Corp. (DISA Global Solutions)	(4) (6) (15)	First Lien Debt	S + 5.00%	9.28%	9/9/2028	6,601	6,556	6,601	0.52%
Esquire Deposition Solutions, LLC	(4) (6)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	1,995	1,960	1,968	0.16%
First Advantage Holdings LLC	(6) (11) (12)	First Lien Debt	S + 2.75%	6.91%	10/31/2031	1,307	1,302	1,311	0.10%
Garda World Security Corporation	(6) (11) (12)	First Lien Debt	S + 2.75%	7.17%	2/1/2029	1,975	1,996	1,982	0.16%
Genuine Financial Holdings LLC (HireRight)	(11) (15)	First Lien Debt	S + 3.25%	7.41%	9/27/2030	1,803	1,788	1,665	0.13%
ICON LUXEMBOURG SARL	(6) (11) (12)	First Lien Debt	S + 2.00%	6.00%	7/3/2028	97	97	98	0.01%
ICON LUXEMBOURG SARL	(6) (11) (12)	First Lien Debt	S + 2.00%	6.00%	7/3/2028	24	24	23	—%
ImageFirst Holdings, LLC	(4) (6) (15)	First Lien Debt	S + 3.25%	7.31%	3/12/2032	13,664	13,630	13,681	1.09%
Ingram Micro Inc	(6) (11) (12)	First Lien Debt	S + 2.25%	6.25%	9/22/2031	1,986	1,994	1,997	0.16%
Integrated Power Services Holdings, Inc.	(4) (6) (15)	First Lien Debt	S + 4.75%	9.03%	11/22/2028	4,253	4,251	4,253	0.34%
Integrated Power Services Holdings, Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	9.03%	11/22/2028	2,035	(4)	—	—%
KENG Acquisition, Inc. (Enagage PEO)	(4) (6) (7) (15)	First Lien Debt	S + 5.00%	9.31%	8/1/2029	8,989	8,910	8,916	0.71%
KENG Acquisition, Inc. (Enagage PEO)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	8/1/2029	5,790	(11)	(47)	—%
KENG Acquisition, Inc. (Enagage PEO)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	8/1/2029	7,702	4,739	4,723	0.38%
Kofile, Inc.	(4) (6)	Subordinated Debt	N/A	9.00% (Cash) 4.25% (PIK)	12/31/2027	6,818	6,818	6,622	0.53%
KRIV Acquisition, Inc. (Riveron)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	7/31/2031	7,202	(28)	(45)	—%
KRIV Acquisition, Inc. (Riveron)	(4) (6) (15)	First Lien Debt	S + 5.00%	9.00%	7/31/2031	8,937	8,796	8,880	0.71%
LRN Corporation (Lion Merger Sub, Inc.)	(4) (6) (7)	First Lien Debt	S + 6.50%	10.76%	12/17/2025	3,228	3,217	3,228	0.26%
LRN Corporation (Lion Merger Sub, Inc.)	(4) (6) (7)	First Lien Debt	S + 6.50%	10.76%	12/17/2025	619	617	619	0.05%
LSCS Holdings, Inc. (Dohmen)	(4) (6) (7) (15)	First Lien Debt	S + 4.50%	8.50%	3/4/2032	2,758	2,746	2,753	0.22%
OCM System One Buyer CTB, LLC (System One)	(4) (6) (15)	First Lien Debt	S + 3.50%	7.66%	3/2/2028	1,289	1,288	1,289	0.10%
Olympus US Bidco LLC (Phaidon International)	(4) (6) (12) (15)	First Lien Debt	S + 5.50%	9.76%	8/22/2029	19,389	19,138	18,886	1.49%
OMNIA Partners, LLC	(7) (11) (15)	First Lien Debt	S + 2.50%	6.81%	7/25/2030	2,471	2,459	2,475	0.20%
Open Text Corporation	(6) (11) (12)	First Lien Debt	S + 1.75%	5.91%	1/31/2030	2,574	2,590	2,537	0.20%
PN Buyer, Inc.	(4) (6) (15)	First Lien Debt	S + 4.50%	8.50%	7/31/2031	15,556	15,478	15,486	1.23%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

PN Buyer, Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	7/31/2031	$4,444	$—	$(20)	—%
RailPros Parent, LLC	(4) (6) (7) (15)	First Lien Debt	S + 4.50%	8.70%	5/24/2032	10,263	10,162	10,161	0.81%
RailPros Parent, LLC	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.70%	5/24/2032	3,158	—	(32)	—%
RailPros Parent, LLC	(4) (6) (7) (10)	Revolving Loan	S + 4.50%	8.70%	5/24/2032	1,579	—	(16)	—%
Redwood Services Group, LLC (Evergreen Services Group)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.26%	6/15/2029	5,625	1,881	1,904	0.15%
Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (15)	First Lien Debt	S + 5.25%	9.26%	6/15/2029	8,345	8,258	8,345	0.66%
Redwood Services Group, LLC (Evergreen Services Group)	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.26%	6/15/2029	946	941	946	0.08%
Resideo Funding Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	6.04%	8/13/2032	1,440	1,438	1,447	0.11%
Safety Infrastructure Services Intermediate LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.02%	7/21/2028	3,505	922	861	0.07%
Safety Infrastructure Services Intermediate LLC	(4) (15)	First Lien Debt	S + 5.00%	9.00%	7/21/2028	6,231	6,170	6,111	0.49%
Sagebrush Buyer, LLC (Province)	(4) (15)	First Lien Debt	S + 5.00%	9.16%	7/1/2030	3,953	3,920	3,919	0.31%
Secretariat Advisors LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.00%	8.00%	2/28/2032	835	—	(4)	—%
Secretariat Advisors LLC	(4) (6) (15)	First Lien Debt	S + 4.00%	8.00%	2/28/2032	6,897	6,865	6,864	0.55%
Soliant Lower Intermediate, LLC	(4) (6) (15)	First Lien Debt	S + 3.75%	7.79%	7/18/2031	17,554	17,399	17,423	1.37%
Syndigo LLC	(4) (6)	First Lien Debt	S + 5.00%	9.17%	9/2/2032	13,223	13,157	13,160	1.05%
Syndigo LLC	(4) (6) (10)	Revolving Loan	S + 5.00%	9.17%	9/2/2032	1,777	(9)	(8)	—%
Synechron	(6) (11)	First Lien Debt	S + 3.50%	8.06%	10/3/2031	1,990	1,972	1,964	0.16%
Tau Buyer, LLC	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	2/2/2032	3,427	1,441	1,439	0.11%
Tau Buyer, LLC	(4) (6) (7) (10)	Revolving Loan	S + 4.75%	8.75%	2/2/2032	1,720	168	175	0.01%
Tau Buyer, LLC	(4) (6) (7) (15)	First Lien Debt	S + 4.75%	8.75%	2/2/2032	9,853	9,763	9,804	0.78%
Tempo Acquisition, LLC	(6) (11) (12)	First Lien Debt	S + 1.75%	5.91%	8/31/2028	3,618	3,628	3,629	0.29%
Thompson Safety LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.86%	6/25/2032	13,636	—	(66)	(0.01)%
Thompson Safety LLC	(4) (6) (10)	Revolving Loan	S + 5.00%	8.86%	6/25/2032	1,364	(7)	(7)	—%
TouchTunes Music Group, LLC (TouchTunes Interactive Network)	(4) (6) (15)	First Lien Debt	S + 4.75%	8.75%	4/2/2029	14,434	14,264	14,434	1.15%
Transit Buyer, LLC (Propark Mobility)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.03%	1/31/2029	1,132	(5)	—	—%
Transit Buyer, LLC (Propark Mobility)	(4) (6) (15)	First Lien Debt	S + 5.00%	9.00%	1/31/2029	6,271	6,226	6,271	0.50%
Transit Buyer, LLC (Propark Mobility)	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	1/31/2029	3,579	3,561	3,579	0.28%
Transit Buyer, LLC (Propark Mobility)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.03%	1/31/2029	8,924	8,908	8,924	0.70%
Trilon Group, LLC	(4) (6) (15)	First Lien Debt	S + 4.75%	9.07%	5/27/2029	6,804	6,784	6,803	0.54%
Trilon Group, LLC	(4) (6)	First Lien Debt	S + 4.75%	9.07%	5/29/2029	2,976	2,954	2,976	0.24%
Trilon Group, LLC	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.96%	5/29/2029	10,035	10,035	10,034	0.79%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

TSS Buyer, LLC (Technical Safety Services)	(4) (10) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.96%	6/22/2029	$612	$562	$562	0.04%
TSS Buyer, LLC (Technical Safety Services)	(4) (15)	First Lien Debt	S + 5.50%	9.96%	6/22/2029	1,330	1,330	1,330	0.11%
Victors CCC Buyer LLC (CrossCountry Consulting)	(4) (7) (15)	First Lien Debt	S + 4.75%	8.91%	6/1/2029	1,355	1,338	1,355	0.11%
Victors CCC Buyer LLC (CrossCountry Consulting)	(4) (7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97%	6/1/2029	139	138	139	0.01%
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(4) (6) (7) (15)	First Lien Debt	S + 3.75%	7.75%	7/13/2029	15,088	15,063	15,107	1.20%
Zelis	(6) (11)	First Lien Debt	S + 3.25%	7.41%	11/26/2031	1,985	1,977	1,988	0.16%
Total Services: Business							335,939	335,599	26.66%

Services: Consumer
360 Holdco, Inc. (360 Training)	(4) (15)	First Lien Debt	S + 5.00%	9.16%	8/2/2028	3,948	3,928	3,948	0.31%
360 Holdco, Inc. (360 Training)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	8/2/2028	3,580	—	—	—%
ADPD Holdings LLC (NearU)	(4) (6) (7)	First Lien Debt	S + 6.00%	10.52%	8/16/2028	5,670	5,634	5,445	0.43%
AMS Parent, LLC (All My Sons)	(11) (15)	First Lien Debt	S + 4.75%	9.03%	10/25/2028	5,465	5,446	5,165	0.41%
Apex Service Partners, LLC	(4) (6) (7) (10)	Revolving Loan	S + 5.00%	9.31%	10/24/2029	1,101	(9)	—	—%
Apex Service Partners, LLC	(4) (6) (7) (15)	First Lien Debt	S + 5.00%	9.20%	10/24/2030	12,571	12,463	12,566	1.00%
Apex Service Partners, LLC	(4) (6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	9.17%	10/24/2030	3,075	3,062	3,074	0.24%
Apex Service Partners, LLC	(4) (6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	9.20%	10/24/2030	3,083	3,057	3,082	0.24%
Brightspring Health (aka Phoenix Gurantor Inc.)	(6) (11) (12)	First Lien Debt	S + 2.50%	6.66%	2/21/2031	3,940	3,929	3,962	0.31%
Columbia Home Services LLC	(4) (6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.00%	11/27/2031	442	(4)	(8)	—%
Columbia Home Services LLC	(4) (6)	Subordinated Debt	N/A	12.00%	11/27/2031	1,547	1,517	1,517	0.12%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4) (6)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	693	680	669	0.05%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4) (6)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	530	523	511	0.04%
Excel Fitness Holdings, Inc.	(4) (15)	First Lien Debt	S + 5.25%	9.25%	4/27/2029	5,865	5,830	5,865	0.47%
Excel Fitness Holdings, Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.50%	9.50%	4/27/2029	2,093	405	416	0.03%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (15)	First Lien Debt	S + 5.25%	9.40%	1/9/2029	3,993	3,944	3,978	0.32%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.40%	1/9/2029	1,861	1,856	1,854	0.15%
Legacy Service Partners, LLC	(4) (6)	First Lien Debt	S + 5.25%	9.40%	1/9/2029	2,573	2,553	2,564	0.20%
Norton Life Lock	(6) (11) (12)	First Lien Debt	S + 1.75%	5.91%	9/12/2029	360	361	362	0.03%
NS412, LLC	(4) (6)	First Lien Debt	S + 4.50%	8.60%	11/6/2025	5,042	5,033	5,042	0.40%
Perennial Services Group, LLC	(4) (15)	First Lien Debt	S + 5.50%	9.80%	9/7/2029	6,569	6,595	6,569	0.52%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Perennial Services Group, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.94%	9/7/2029	$7,612	$7,045	$7,009	0.56%
Perennial Services Group, LLC	(4) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.80%	9/7/2029	1,489	1,487	1,489	0.12%
Protection One (aka Prime Security Services)	(6) (11) (12)	First Lien Debt	S + 2.00%	6.13%	10/13/2030	2,208	2,204	2,210	0.18%
Verscend Technologies	(6) (11)	First Lien Debt	S + 2.75%	7.03%	5/1/2031	3,448	3,460	3,452	0.27%
Total Services: Consumer							80,999	80,741	6.40%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(4) (15)	First Lien Debt	S + 5.25%	9.26%	7/18/2028	8,903	8,864	8,903	0.71%
Total Sovereign & Public Finance							8,864	8,903	0.71%

Telecommunications
Arise Holdings, Inc.	(4) (6)	First Lien Debt	S + 4.50%	8.56%	12/9/2027	4,676	3,957	3,957	0.31%
Arise Holdings, Inc.	(4) (6) (14)	First Lien Debt	S + 4.50%	8.56%	12/9/2027	2,415	153	—	—%
BCM One, Inc.	(4) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	11/17/2027	656	656	656	0.05%
BCM One, Inc.	(4) (15)	First Lien Debt	S + 4.50%	8.78%	11/17/2027	2,072	2,072	2,072	0.16%
Greeneden U.S. Holdings II, LLC (Genesys Telecom Holdings U.S., Inc.)	(6) (11)	First Lien Debt	S + 2.50%	6.66%	1/30/2032	1,724	1,721	1,731	0.14%
Iridium Satellite LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	6.41%	9/20/2030	1,005	1,005	1,011	0.08%
Mobile Communications America, Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.90%	10/16/2029	4,490	365	337	0.03%
Mobile Communications America, Inc.	(4) (6) (15)	First Lien Debt	S + 4.75%	8.90%	10/16/2029	11,607	11,628	11,536	0.92%
Mobile Communications America, Inc.	(4) (6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.74%	10/16/2029	3,823	3,842	3,800	0.30%
Sapphire Telecom, Inc.	(4) (6) (15)	First Lien Debt	S + 5.00%	9.16%	6/27/2029	16,701	16,573	16,766	1.33%
Total Telecommunications							41,972	41,866	3.32%

Transportation: Cargo
Armstrong Midco, LLC (Armstrong Transport Group)	(4) (6)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,257	1,244	1,243	0.10%
Armstrong Transport Group, LLC	(4) (6)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	6,160	6,089	6,087	0.48%
FSK Pallet Holding Corp. (Kamps Pallets)	(4) (6)	First Lien Debt	S + 6.00%	10.46%	12/23/2026	5,578	5,542	5,479	0.44%
Kenco PPC Buyer LLC	(4) (6) (15)	First Lien Debt	S + 4.75%	8.79%	11/15/2029	21,007	20,915	20,908	1.65%
Kenco PPC Buyer LLC	(4) (6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.81%	11/15/2029	3,506	3,491	3,490	0.28%
Kenco PPC Buyer LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.81%	11/15/2029	4,920	(38)	(23)	—%
Total Transportation: Cargo							37,243	37,184	2.95%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Transportation: Consumer
Air Canada	(6) (11) (12)	First Lien Debt	S + 2.00%	6.17%	3/21/2031	$4,004	$4,017	$4,016	0.32%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(4) (7) (15)	First Lien Debt	S + 5.25%	9.41%	2/14/2031	7,070	7,013	7,010	0.55%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.41%	2/14/2031	2,051	(8)	(17)	—%
United AirLines, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	6.20%	2/22/2031	3,695	3,706	3,682	0.29%
WestJet Airlines	(6) (11) (12)	First Lien Debt	S + 3.25%	7.25%	2/14/2031	1,724	1,731	1,727	0.14%
Total Transportation: Consumer							16,459	16,418	1.30%

Utilities: Electric
AWP Group Holdings, Inc.	(4) (6) (15)	First Lien Debt	S + 4.50%	8.66%	12/23/2030	16,121	15,996	15,980	1.27%
AWP Group Holdings, Inc.	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.66%	12/23/2030	3,069	1,079	1,064	0.08%
AWP Group Holdings, Inc.	(4) (6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.66%	12/23/2030	630	626	625	0.05%
Centuri Group, Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	6.42%	7/9/2032	1,400	1,397	1,407	0.11%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (6) (7)	First Lien Debt	S + 4.75%	8.91%	8/27/2031	13,842	13,721	13,877	1.10%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (6) (7) (10)	Revolving Loan	S + 4.75%	8.91%	8/27/2031	2,567	(22)	6	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/27/2031	3,487	(15)	9	—%
DMC Holdco, LLC (DMC Power)	(4) (15)	First Lien Debt	S + 4.75%	8.89%	7/13/2029	1,324	1,330	1,324	0.11%
Industrial Air Flow Dynamics, Inc.	(4) (6) (7) (15)	First Lien Debt	S + 5.00%	9.00%	8/14/2030	15,833	15,755	15,761	1.25%
Industrial Air Flow Dynamics, Inc.	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	8/14/2030	4,167	—	(19)	—%
KENE Acquisition, Inc. (Entrust Solutions Group)	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.56%	2/7/2031	866	87	98	0.01%
KENE Acquisition, Inc. (Entrust Solutions Group)	(4) (15)	First Lien Debt	S + 5.25%	9.56%	2/7/2031	1,934	1,930	1,954	0.16%
Low Voltage Holdings Inc.	(4) (6) (7) (15)	First Lien Debt	S + 4.75%	8.75%	4/28/2032	2,089	2,081	2,081	0.17%
Low Voltage Holdings Inc.	(4) (6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	4/28/2032	650	—	(2)	—%
Low Voltage Holdings Inc.	(4) (6) (7) (10)	Revolving Loan	S + 4.75%	8.75%	4/28/2032	311	(1)	(1)	—%
Pinnacle Supply Partners, LLC	(4) (6) (10) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.68%	4/3/2030	1,571	(4)	(23)	—%
Pinnacle Supply Partners, LLC	(4) (15)	First Lien Debt	S + 6.25%	10.51%	4/3/2030	5,863	5,810	5,778	0.46%
Pinnacle Supply Partners, LLC	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.65%	4/3/2030	1,896	1,887	1,869	0.15%
RMS Energy Borrower LLC	(4) (6) (15)	First Lien Debt	S + 4.50%	8.50%	9/30/2032	16,493	16,410	16,420	1.29%
RMS Energy Borrower LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	9/30/2032	2,999	(7)	(13)	—%
Vistra Operations Co	(6) (11) (12)	First Lien Debt	S + 2.00%	6.32%	4/30/2031	3,582	3,595	3,568	0.28%
Total Utilities: Electric							81,655	81,763	6.49%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Utilities: Water
USA Water Intermediate Holdings, LLC	(4) (6) (15)	First Lien Debt	S + 4.75%	9.06%	2/21/2031	$8,962	$8,909	$8,962	0.71%
USA Water Intermediate Holdings, LLC	(4) (6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.98%	2/21/2031	3,491	2,344	2,344	0.19%
Total Utilities: Water							11,253	11,306	0.90%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(4) (15)	First Lien Debt	S + 5.50%	9.85%	1/19/2029	7,754	7,672	7,632	0.60%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(4) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.85%	1/19/2029	1,124	1,113	1,106	0.09%
ISG Enterprises, LLC (Industrial Service Group)	(4) (15)	First Lien Debt	S + 5.75%	10.06%	12/7/2028	2,410	2,382	2,358	0.19%
ISG Enterprises, LLC (Industrial Service Group)	(4) (6) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	10.06%	12/7/2028	11,916	11,825	11,656	0.93%
ISG Enterprises, LLC (Industrial Service Group)	(4) (6)	First Lien Debt (Delayed Draw)	S + 5.75%	10.06%	12/7/2028	5,169	5,143	5,056	0.40%
New Era Technology, LLC	(4) (6) (7)	First Lien Debt	S + 6.25%	10.40% (PIK)	6/30/2030	5,183	5,183	5,183	0.41%
Solaray, LLC	(4) (6) (7)	First Lien Debt	S + 6.75%	10.98%	12/15/2025	6,402	6,402	5,766	0.46%
Total Wholesale							39,720	38,757	3.08%

Total Debt Investments							$1,933,934	$1,921,623	152.63%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(4) (6) (8) (9) (12)	Class A-1 Units	9/1/2023	1,180,000	$1,180	$1,677	0.13%
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	12/8/2023	76,054	76	86	0.01%
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	6/21/2024	383,427	383	435	0.03%
Total Aerospace & Defense					1,639	2,198	0.17%

Automotive
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	(4) (6) (8)	Holdings Subscription	10/31/2024	550,000	550	500	0.04%
Total Automotive					550	500	0.04%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Banking, Finance, Insurance, Real Estate
INS Co-Invest LP (Inszone)	(8) (10) (13)	Partnership Interests	11/29/2023	77,340	$77	$128	0.01%
R Arax Co-Invest UB, LP (Arax Investment Partners)	(8) (10) (12) (13)	Limited Partnership Interest	2/28/2024	949,293	950	1,497	0.12%
R Chapel Avenue Holdings Co-Invest UB, LP	(8) (10) (13)	Partnership Interests	12/24/2024	590,369	596	896	0.07%
Total Banking, Finance, Insurance, Real Estate					1,623	2,521	0.20%

Beverage, Food & Tobacco
Marlin Coinvest LP (Fortune International LLC)	(8) (13)	Limited Partnership Interests	5/8/2023	200,000	200	267	0.02%
MidOcean Partners QT Co-Invest, L.P. (QualiTech)	(6) (8) (13)	Class A Units	8/20/2024	972	976	995	0.08%
Spice World	(4) (6) (8)	Common Equity	3/31/2022	1,000	126	150	0.01%
Sugar PPC FT Investor LLC (Sugar Foods)	(8) (13)	Parent Units	9/29/2023	2,000	200	275	0.02%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(6) (8) (13)	Company Unit	10/5/2023	200	200	200	0.02%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(4) (6) (8)	Class B Common Units	10/3/2022	464	1	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(4) (6) (8)	Class A Preferred Units	10/3/2022	464	465	233	0.02%
Total Beverage, Food & Tobacco					2,168	2,120	0.17%

Capital Equipment
EFC Holdings, LLC (EFC International)	(4) (8)	Class A Common Units	3/1/2023	114	46	40	—%
EFC Holdings, LLC (EFC International)	(4) (8)	Class A Preferred Units	3/1/2023	114	114	140	0.01%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(4) (6) (8)	Partner Interests	5/22/2024	1,000,000	1,010	897	0.07%
Total Capital Equipment					1,170	1,077	0.08%

Chemicals, Plastics & Rubber
Meyer Lab Aggregator LP	(8) (13)	Units	2/27/2024	849,000	854	858	0.07%
New Spartech Holdings LLC	(4) (6) (8)	Common Units	6/6/2025	84,000	425	303	0.02%
Total Chemicals, Plastics & Rubber					1,279	1,161	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Construction & Building
GreyLion TGNL Holdings	(8) (13)	Common Units	5/2/2025	846,770	$865	$855	0.07%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(4) (6) (8)	Series F interests	5/26/2023	254,428	260	362	0.03%
OSP Gannett Aggregator, LP (Gannett Fleming)	(4) (6) (8) (9) (12)	Class A Interests	12/20/2022	178,922	179	254	0.02%
RPI Investments LP (Rose Paving)	(4) (6) (8)	Class A Units	11/27/2024	690	100	87	0.01%
Trench Plate Rental Co. (Trench Safety Solutions Holdings, LLC)	(4) (6) (8)	Common Equity	3/31/2022	1,000	127	60	—%
Trench Safety Solutions Holdings, LLC	(4) (6) (8)	Preferred units	4/3/2025	121	13	23	—%
Total Construction & Building					1,544	1,641	0.13%

Consumer Goods: Durable
LH Equity Investors, L.P.	(6) (8) (13)	Limited Partnership Interests	9/3/2025	1,500,000	1,450	1,500	0.12%
Total Consumer Goods: Durable					1,450	1,500	0.12%

Consumer Goods: Non-Durable
FBG Holdings LLC	(4) (6) (8)	Common Units	8/8/2025	90	704	704	0.06%
Hermod Co-Invest, LP	(6) (8) (10) (13)	Common Units	10/15/2024	511,792	512	679	0.05%
RVGD Aggregator LP (Revision Skincare)	(4) (6) (8)	Common Equity	3/31/2022	100	98	81	0.01%
Showtime Co-Investors LLC (WCI Holdings, LLC)	(8) (13)	Class A1 Units	2/6/2023	534,934	535	741	0.06%
Ultima Health Holdings, LLC	(4) (6) (8)	Preferred units	9/12/2022	11	130	239	0.02%
Total Consumer Goods: Non-Durable					1,979	2,444	0.20%

Containers, Packaging & Glass
Oliver Investors, LP (Oliver Packaging)	(4) (6) (8)	Class A Units	4/22/2025	186	9	10	—%
Oliver Investors, LP (Oliver Packaging)	(4) (6) (8)	Common Equity	7/6/2022	7,816	742	200	0.02%
PG Aggregator, LLC (Pacur)	(4) (8)	LLC Units	3/31/2022	100	109	97	0.01%
Total Containers, Packaging & Glass					860	307	0.03%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(4) (6) (8)	Class A Common Units	3/30/2023	324,934	356	337	0.03%
KLC Fund 1222-CI LP (Spectrum Science)	(6) (8) (13)	Limited Partnership Interests	1/5/2024	241,975	260	199	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
NP/BF Holdings, L.P.	(4) (6) (8)	Partnership Interests	4/30/2025	1,000	$1,000	$1,000	0.08%
RCP Nats Co-Investment Fund LP	(6) (8) (13)	LP Interests	3/17/2025	1,000,000	1,003	1,194	0.08%
SSJA Bariatric Management LLC	(4) (6) (8)	Class F Units	4/10/2024	442,712	—	—	—%
WE Select Fund 3, L.P.	(6) (8)	Limited Partnership Interests	9/10/2025	855,000	876	855	0.07%
Total Healthcare Pharmaceuticals					3,495	3,585	0.28%
High Tech Industries
GrowthCurve Capital Nexus Co-Invest LP (Netchex)	(6) (8) (13)	Limited Partnership Interests	3/28/2024	538,708	574	678	0.05%
Total High Tech Industries					574	678	0.05%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(4) (6) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	458	0.04%
Total Media: Diversified & Production					655	458	0.04%

Services: Business
BayPine Monarch Co-Invest, LP	(6) (8) (13)	Limited Partnership Interests	6/3/2025	1,000,000	1,004	1,000	0.07%
Coalesce Diamond Coinvest, L.P.	(8) (10) (13)	Limited Partnership Interests	5/19/2025	800,000	805	803	0.06%
COP Village Green Investment, LLC (Village Green Holding)	(4) (6) (8)	Class A Units	9/26/2024	954,000	954	1,234	0.09%
CV Holdco, LLC (Class Valuation)	(4) (6) (8)	Class A Common Units	3/31/2022	1,208	123	106	0.01%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (6) (8) (12)	Class A Common Shares	9/11/2023	3,753,613	—	—	—%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (6) (8) (12)	Series A Preferred Shares	9/11/2023	10,256,410	389	515	0.04%
FCP-Cranium Holdings, LLC (Brainlabs)	(4) (6) (8) (12)	Series B Preferred Shares	9/11/2023	3,753,613	600	565	0.04%
Geds Equity Investors, LP (Esquire Deposition Services)	(4) (6) (8)	Class A Limited Partnership Units	7/1/2024	2,424	320	267	0.02%
KKEMP Blocked Co-Invest, LP	(4) (6) (8)	Limited Partnership Interests	7/15/2025	1,000	1,029	1,000	0.08%
Kofile, Inc.	(4) (6) (8)	Common Equity	3/31/2022	100	108	102	0.01%
KRIV Co-Invest Holdings, L.P. (Riveron)	(6) (8) (13)	Class A Units	7/17/2023	200	200	241	0.02%
Kwol Co-Invest LP (Worldwide Clinical Trials)	(4) (6) (8)	Class A Interests	12/12/2023	7	74	118	0.01%
KWOL Intermediate, Inc (Worldwide Clinical Trials)	(4) (6) (8)	Series A Preferred	12/12/2023	49	47	66	0.01%
NMSEF II Holdings I, L.P.	(6) (8) (13)	Limited Partnership Interests	9/29/2025	855,000	855	855	0.07%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
PN Topco L.P.	(4) (6) (8)	Class A Units	7/31/2025	344,319	$344	$344	0.03%
Safety First Topco, L.P. (Smith System)	(4) (6) (8)	Common Units	12/13/2023	84,000	84	86	0.01%
SkyKnight Financial Holdings LP	(6) (8) (10) (13)	Partnership Interests	12/24/2024	409,911	410	451	0.04%
Starlight Co-Invest LP (Sedgwick Claims Management Services)	(6) (8) (13)	Common Equity	10/22/2024	1,000,000	1,003	1,000	0.08%
TL Voltron TopCo, L.P.	(4) (8)	Class A-2 Units	12/27/2024	500,000	500	600	0.05%
Total Services: Business					8,849	9,353	0.74%

Services: Consumer
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	(4) (6) (8) (10)	Partnership Interests	11/7/2023	77	77	117	0.01%
CHS Investors, LLC	(4) (8)	Class A Units	5/27/2025	1,018	146	141	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(4) (6) (8)	Class A Units	7/31/2023	770,000	862	878	0.07%
FS NU Investors, LP (NearU)	(4) (6) (7) (8)	Class A Units	8/11/2022	1,419	142	107	0.01%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (6) (8)	Class B-2 Units	1/9/2023	48	6	6	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(4) (6) (8)	Class B Units	1/9/2023	1,963	196	257	0.02%
Perennial Services Investors LLC (Perennial Services Group)	(4) (8)	Class A Units	9/8/2023	1,957	196	240	0.02%
Total Services: Consumer					1,625	1,746	0.14%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(4) (6) (8) (10)	Limited Partnership Interests	6/30/2022	106,984	107	252	0.02%
Total Sovereign & Public Finance					107	252	0.02%

Telecommunications
Arise Holdings, Inc.	(4) (6) (8)	Class A-1 Units	9/5/2025	1,029,330	—	—	—%
Total Telecommunications					—	—	—%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(4) (6) (8)	Common Units	4/3/2023	111,875	112	71	0.01%
Total Utilities: Electric					112	71	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(4) (8)	Common Units	2/21/2024	4,226	423	567	0.05%
Total Utilities: Water					423	567	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Wholesale
New Era Technology, LLC	(4) (6) (7) (8)	Preferred Equity	8/21/2025	4,915	$4,112	$3,454	0.27%
New Era Technology, LLC	(4) (6) (7) (8)	Common Equity	8/21/2025	4,915	5	—	—%
Total Wholesale					4,117	3,454	0.27%

Total Equity Investments					$34,219	$35,633	2.83%

Total Investments					$1,968,153	$1,957,256	155.46%

Portfolio Company (1) (2)	Interest Rate	Shares	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Class	4.00%	61,066,744	$61,067	$61,067	4.85%
First American Government Obligations Fund - Class Z	4.00%	164,240	164	164	0.01%
Total Cash Equivalents			$61,231	$61,231	4.86%

Total Investments and Cash Equivalents			$2,029,384	$2,018,487	160.32%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2025. As of September 30, 2025, effective rates for 1M S, 3M S, 6M S and 12M S are 4.13%, 3.98%, 3.85% and 3.66%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” and Note 4 “Fair Value Measurements” for more information.
(5)Percentage is based on net assets of $1,259,044 as of September 30, 2025.
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
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2025, the Fund held seventy-four restricted securities with an aggregate fair value of $35,633, or 2.83% of the Fund’s net assets.
(9)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.
(10)Position or portion thereof is an unfunded loan or equity commitment. For unfunded loan commitments, no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7 "Commitments and Contingencies".
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)
(11)Investments valued using observable inputs (Level 2), if applicable. See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 “Fair Value Measurements” for more information.
(12)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of September 30, 2025, total non-qualifying assets at fair value represented 7.65% of the Fund's total assets calculated in accordance with the 1940 Act.
(13)Investments measured at net asset value (“NAV”). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(14)Loan was on non-accrual status as of September 30, 2025.
(15)Denotes that all or a portion of the assets are owned by CLO-I and/or CLO-II (as defined in Note 1 "Organization"), which serve as collateral for the 2024 Debt Securitization and 2025 Debt Securitization, respectively (each as defined in the Notes). See Note 6 “Secured Borrowings".

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
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund primarily focuses on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which the Fund considers the core middle market. The Fund primarily invests in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions in the same portfolio companies. The portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). The Fund targets an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support the Fund’s share repurchase program (as discussed further in Note 8), the Fund will generally invest 5% to 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
Churchill PCIF Advisor LLC (the “Adviser”), a wholly owned subsidiary of Churchill Asset Management LLC (“Churchill”), serves as the Fund’s investment adviser. The Adviser is responsible for the overall management of the Fund’s activities and has delegated substantially all of its daily portfolio management obligations to Churchill pursuant to a sub-advisory agreement. The Adviser and Churchill also have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management” and together with the Adviser and Churchill, the “Advisers”), acting through its leveraged finance division, to manage certain of the Liquid Investments, subject to the pace and amount of investment activity in the middle market investment program, pursuant to a sub-advisory agreement. Pursuant to an administration agreement, the Fund is provided with certain administrative services by Churchill BDC Administration LLC (the “Administrator”). The Advisers and the Administrator are all affiliates and subsidiaries of Nuveen, LLC (“Nuveen”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 5, Related Party Transactions.
The Fund was established by TIAA and operated as a wholly owned subsidiary of TIAA until the Escrow Break Date (as defined below). On March 30, 2022, TIAA purchased 40 shares of the Fund’s Class I shares at $25.00 per share.
Churchill NCPCIF CLO-I LLC (“CLO-I”), Churchill NCPCIF CLO-II LLC (“CLO-II”), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), NCPCIF SPV III, LLC (“SPV III”), and NCPCIF BSL SPV I, LLC (“BSL SPV I”) are wholly owned subsidiaries of the Fund and are consolidated in these consolidated financial statements commencing from the date of their respective formation, in accordance with the Fund’s consolidation policy discussed in Note 2, Significant Accounting Policies. CLO-I and CLO-II have completed term debt securitizations. SPV II, SPV III, and BSL SPV I primarily invest in first-lien senior secured debt and unitranche loans. Equity Holdings was formed to hold certain equity-related securities
On December 11, 2024, the Fund acquired substantially all of the assets of Nuveen Churchill Private Credit Fund (“NCPCF”), including 100% of the limited liability company interests of NCPCF’s wholly owned subsidiary, pursuant to the purchase and sale agreement by and between the Fund and NCPCF (the “NCPCF Acquisition”).

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The Fund is currently offering on a continuous basis up to $3.0 billion of any combination of three classes of common shares of beneficial interest (“Common Shares”), Class S shares, Class D shares and Class I shares. On May 17, 2022, the Securities and Exchange Commission (the “SEC”) granted an exemptive order permitting the Fund to offer multiple classes of Common Shares and to impose varying sales loads, asset-based service and/or distribution fees and early withdrawal fees. The share classes have different ongoing shareholder servicing and/or distribution fees. None of the share classes being offered have early withdrawal fees. The purchase price per share for each class of Common Shares equals the Fund’s net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. Nuveen Securities, LLC (the “Intermediary Manager”) uses its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of Common Shares in the offering. As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisfied the minimum offering requirement and the Fund’s Board of Trustees (the “Board”) authorized the release of proceeds from escrow.

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Fund to make estimates based on assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash, Cash Equivalents, and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value. As of September 30, 2025 and December 31, 2024, the Fund held $61,231 and $63,223 of cash equivalents, respectively. As of September 30, 2025 and December 31, 2024, the Fund did not hold any restricted cash.
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
Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, fair value of investments is based on directly observable market prices or on market data derived from comparable assets and are classified as Level 2. The Fund’s valuation policy considers the fact that no ready market may exist for many of the securities in which it invests and that fair value for its investments must be determined using unobservable inputs.
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
When determining NAV as of the last day of a month that is not also the last day of a calendar quarter, the Valuation Designee updates the value of securities with “readily available market quotations” (as defined in Rule 2a-5 under the 1940 Act) to the most recent market quotation. For securities without readily available market quotations, the Valuation Designee generally values such assets at the most recent quarterly valuation unless the Valuation Designee determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, a material change in market spreads, a secondary market transaction in the securities of an investment or otherwise). If the Valuation Designee determines such a change has occurred with respect to one or more investments, the Valuation Designee will determine whether to update the value for each relevant investment.
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
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. For the three and nine months ended September 30, 2025, the Fund earned $1,855 and $5,038, respectively, in PIK income provisions, representing 4.00% and 3.75%, of total investment income, respectively. For the three and nine months ended September 30, 2024, the Fund earned $1,229 and $3,127, respectively, in PIK income, representing 4.36% and 4.87% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and nine months ended September 30, 2025, the Fund earned $86 and $95, respectively, in dividend income. For the three and nine months ended September 30, 2024, the Fund earned $6 and $65, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2025, the Fund earned other income of $459 and $1,001, respectively, primarily related to amendment fees and prepayment fees. For the three and nine months ended September 30, 2024, the Fund earned other income of $163 and $578, respectively, primarily related to amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of September 30, 2025, the Fund had investments in two portfolio companies on non-accrual status with an aggregate fair value of $2,689, which represented approximately 0.14% of total investments at fair value. As of December 31, 2024, the Fund had an investment in one portfolio company on non-accrual status with an aggregate fair value of $3,400, which represented approximately 0.20% of total investments at fair value.
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
Offering costs consist primarily of fees and expenses incurred in connection with the Fund’s continuous offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the Fund’s registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three and nine months ended September 30, 2025, offering costs of $278 and $784, respectively, were incurred, and $264 and $693, respectively, were amortized and recognized as offering costs on the consolidated statements of operations and covered under the Expense Support Agreement. For the three and nine months ended September 30, 2024, offering costs of $76 and $324, respectively, were incurred, and $130 and $445, respectively, were amortized and recognized as offering costs on the consolidated statements of operations and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
Allocation of Income, Expenses, Gains and Losses
Income, expenses (other than those attributable to a specific class), realized and change in unrealized gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses attributable to a specific class are charged against that class.
Income Taxes
For U.S. federal income tax purposes, the Fund has elected, and intends to qualify annually, to be treated as a RIC under the Code; however, no assurance can be given that the Fund will be able to qualify for and maintain RIC tax status. In order to qualify as a RIC, the Fund must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Fund is generally subject to U.S. federal income tax only on the portion of its taxable income and capital gains it does not distribute.
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
In addition, based on the excise distribution requirements, the Fund is subject to a nondeductible 4% U.S. federal excise tax on undistributed income, unless the Fund distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of the amount by which the Fund’s capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ended October 31 in that calendar year and (3) any certain undistributed amounts from the previous years on which the Fund paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to U.S. federal income tax is considered to have been distributed. The Fund intends to timely distribute to its shareholders substantially all of the Fund’s annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Fund may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the three and nine months ended September 30, 2025 and 2024, the Fund did not incur any excise tax.
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, CLO-II, SPV II, SPV III, and BSL SPV I are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Dividends and Distributions to Common Shareholders

To the extent that the Fund has taxable income, the Fund intends to continue to make monthly distributions to its shareholders. Dividends and distributions to shareholders are recorded on the applicable record date. The amount to be distributed to shareholders is determined by the Board each month and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Fund may decide to retain such capital gains for investment. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
Functional Currency
The functional currency of the Fund is the U.S. Dollar, and all transactions were in U.S. Dollars.
Segment Reporting
The Fund is externally managed by Churchill and operates as a single reportable segment in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Fund's sole business activity is deriving investment income from its portfolio of investments. The Fund's accounting policies are described in Note 2, Significant Accounting Policies. The Fund's chief operating decision makers ("CODM") are the investment committee, comprised of senior investment personnel from the Churchill investment teams, and the Chief Executive Officer and Chief Financial Officer. The CODM assess the Fund's performance based on: (i) net investment income, (ii) net realized and unrealized gains (losses) from investments, and (iii) net increase (decrease) in net assets resulting from operations, all of which are reported in the consolidated statements of operations. The CODM also may evaluate performance through industry benchmarking analyses using metrics disclosed in Note 9, Consolidated Financial Highlights. Churchill, subject to Board oversight, manages the Fund's day-to-day operations and provides investment advisory and management services to the Fund. All investment decisions require unanimous approval from the investment committee members. The operating expense categories and information presented in the consolidated statements of operations fully reflect the significant expense categories and amounts regularly provided to the CODM for decision-making purposes.

Recent Accounting Pronouncement
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring public business entities to disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and present disaggregated information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, although retrospective application is permitted. As the Fund has elected to be treated as a RIC under the Code, the Fund is not subject to federal income tax on the portion of its taxable income and gains distributed to shareholders, provided it satisfies certain requirements, including minimum distribution requirements. Accordingly, the Fund generally does not incur significant federal income tax liability and the enhanced disclosure requirements under ASU 2023-09 related to the federal income tax rate reconciliation are not applicable to the Fund. The Fund is, however, subject to a federal excise tax and certain state and local taxes. The adoption of ASU 2023-09 is not expected to have a material impact on the Fund's consolidated financial statement disclosures.

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

3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,834,874	$1,825,284	93.26%	$1,563,049	$1,558,902	92.71%
Subordinated Debt (1)	99,060	96,339	4.92%	105,214	102,993	6.12%
Equity Investments	34,219	35,633	1.82%	19,418	19,714	1.17%
Total	$1,968,153	$1,957,256	100.00%	$1,687,681	$1,681,609	100.00%
_______________
(1)As of September 30, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $50,981, mezzanine debt of $44,115 and structured debt of $1,243, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $53,281, mezzanine debt of $44,535 and structured debt of $1,244.
As of December 31, 2024, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014 and structured debt of $1,083, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $51,588, mezzanine debt of $52,535, and structured debt of $1,091.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The industry composition of the Fund’s investment portfolio as a percentage of fair value as of September 30, 2025 and December 31, 2024 was as follows:

Industry	September 30, 2025	December 31, 2024
Aerospace & Defense	1.66%	1.93%
Automotive	1.57%	1.72%
Banking, Finance, Insurance & Real Estate	5.58%	3.90%
Beverage, Food & Tobacco	4.27%	5.40%
Capital Equipment	7.77%	7.45%
Chemicals, Plastics & Rubber	1.77%	2.64%
Construction & Building	8.29%	7.12%
Consumer Goods: Durable	1.93%	1.27%
Consumer Goods: Non-durable	3.34%	3.56%
Containers, Packaging & Glass	0.87%	1.14%
Energy: Electricity	1.71%	1.60%
Energy: Oil & Gas	0.60%	0.57%
Environmental Industries	3.29%	4.38%
Health Care Equipment & Services	0.02%	—%
Healthcare & Pharmaceuticals	13.34%	12.13%
High Tech Industries	8.20%	8.49%
Hotel, Gaming & Leisure	0.35%	0.38%
Media: Advertising, Printing & Publishing	0.86%	1.03%
Media: Broadcasting & Subscription	0.09%	0.33%
Media: Diversified & Production	0.27%	0.31%
Metals & Mining	0.08%	0.16%
Retail	—%	0.16%
Services: Business	17.63%	16.22%
Services: Consumer	4.21%	5.88%
Sovereign & Public Finance	0.47%	0.55%
Telecommunications	2.14%	2.50%
Transportation: Cargo	1.90%	2.02%
Transportation: Consumer	0.84%	1.13%
Utilities: Electric	4.18%	2.80%
Utilities: Water	0.61%	0.59%
Wholesale	2.16%	2.64%
Total	100.00%	100.00%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,887,661	$1,877,048	95.90%	149.09%
Canada	25,269	25,072	1.28%	1.99%
Germany	24,385	24,455	1.25%	1.94%
United Kingdom	20,127	19,966	1.02%	1.59%
Netherlands	6,465	6,467	0.33%	0.51%
Luxembourg	2,840	2,836	0.14%	0.23%
Ireland	1,406	1,412	0.08%	0.11%
Total	$1,968,153	$1,957,256	100.00%	155.46%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,607,181	$1,600,998	95.21%	193.79%
Canada	26,895	26,913	1.60%	3.26%
United Kingdom	20,146	20,205	1.20%	2.45%
Germany	19,571	19,535	1.16%	2.36%
Luxembourg	8,224	8,243	0.49%	1.00%
Netherlands	2,766	2,784	0.17%	0.34%
Cayman Islands	1,482	1,508	0.09%	0.18%
Ireland	1,416	1,423	0.08%	0.17%
Total	$1,687,681	$1,681,609	100.00%	203.55%
As of September 30, 2025 and December 31, 2024, on a fair value basis, 95.56% and 94.53%, respectively, of the Fund’s debt investments earn interest at a floating rate and 4.44% and 5.47%, respectively, of the Fund’s debt investments earn interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class, as of September 30, 2025 and December 31, 2024, according to the fair value hierarchy:

As of September 30, 2025	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
Assets:
First-Lien Debt	$—	$258,014	$1,567,270	$—	$1,825,284
Subordinated Debt (1)	—	—	96,339	—	96,339
Equity Investments	—	—	18,945	16,688	35,633
Cash Equivalents	61,231	—	—	—	61,231
Total Investments and Cash Equivalents	$61,231	$258,014	$1,682,554	$16,688	$2,018,487
_______________
(1)Subordinated Debt was further comprised of second lien term loans and/or second lien notes of $50,981, mezzanine debt of $44,115, and structured debt of $1,243.
(2)Certain investments are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$288,818	$1,270,084	$1,558,902
Subordinated Debt (1)	—	—	102,993	102,993
Equity Investments	—	—	19,714	19,714
Cash Equivalents	63,223	—	—	63,223
Total Investments and Cash Equivalents	$63,223	$288,818	$1,392,791	$1,744,832
_______________
(1)Subordinated Debt was further comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014, and structured debt of $1,083.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended September 30, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2025	$1,463,396	$101,193	$13,728	$1,578,317
Purchase of investments (1)	155,991	4,157	2,078	162,226
Proceeds from principal repayments and sales of investments (1)	(59,389)	(10,802)	(134)	(70,325)
Payment-in-kind interest	430	1,425	—	1,855
Amortization of premium/accretion of discount, net	(3,935)	85	4,117	267
Net realized gain (loss) on investments	(6,359)	46	54	(6,259)
Net change in unrealized appreciation (depreciation) on investments	7,244	235	(898)	6,581
Transfers out of Level 3 (2)	(14,893)	—	—	(14,893)
Transfers to Level 3 (2)	24,785	—	—	24,785
Balance as of September 30, 2025	$1,567,270	$96,339	$18,945	$1,682,554

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2025	$465	$268	$(880)	$(147)

	As of and for the Nine Months Ended September 30, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of January 1, 2025	$1,270,084	$102,993	$19,714	$1,392,791
Purchase of investments (1)	479,896	13,478	3,684	497,058
Proceeds from principal repayments and sales of investments (1)	(173,309)	(24,443)	(136)	(197,888)
Payment-in-kind interest	607	4,431	—	5,038
Amortization of premium/accretion of discount, net	6,376	299	4,116	10,791
Net realized gain (loss) on investments	(8,965)	84	54	(8,827)
Net change in unrealized appreciation (depreciation) on investments	(3,477)	(503)	(542)	(4,522)
Transfers out of Level 3 (2)	(16,741)	—	(7,945)	(24,686)
Transfers to Level 3 (2)	12,799	—	—	12,799
Balance as of September 30, 2025	$1,567,270	$96,339	$18,945	$1,682,554

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2025	$(5,847)	$(613)	$(498)	$(6,958)
________________
(1) Includes reorganizations and restructuring of investments.
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2025, transfers between Level 3 and Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2024, transfers out of Level 3 to Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value at September 30, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,362,901	Yield Method	Market Yield Discount Rate	6.20%	86.30%	9.39%
First-Lien Debt	13,407	Market Approach	EBITDA Multiple	8.0x	20.20x	9.58x
Subordinated Debt	92,202	Yield Method	Market Yield Discount Rate	12.07%	27.00%	15.81%
Equity Investments	16,035	Market Approach	EBITDA Multiple	5.50x	20.20x	11.85x
Equity Investments	862	Yield Method	Market Yield Discount Rate	8.36%	15.56%	5.76%
Total	$1,485,407

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

First Lien Debt in the amount of $190,962, Subordinated Debt in the amount of $4,137 and equity investments in the amount of $2,048 at September 30, 2025 have been excluded from the table above, because the investments are valued using recent transaction price.

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
First Lien Debt in the amount of $107,270, Subordinated Debt in the amount of $5,435, and equity investments in the amount of $3,619 at December 31, 2024 have been excluded from the table above, because the investments are valued using recent transaction price.
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

	September 30, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value	Fair Value
Bank of America Credit Facility	$47,000	$47,000	$325,000	$325,000
Scotiabank Credit Facility	13,500	13,500	278,500	278,500
SMBC Revolving Credit Facility	22,500	22,500	—	—
2024 Debt	306,000	306,453	306,000	307,609
2025 Debt	355,000	355,784	—	—
Total	$744,000	$745,237	$909,500	$911,109
_______________
(1)Carrying value on the consolidated statements of assets and liabilities are net of deferred financing and issuance costs.

The carrying value of the Fund's credit facilities approximates their fair value. These fair value measurements were based on significant inputs that are not observable and thus represent Level 3 measurements.

The fair value of the 2024 Debt and 2025 Debt (as defined in Note 6) was based on market quotation(s) received from broker/dealer(s). The fair value measurement was based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and thus represent Level 2 measurements.

5. RELATED PARTY TRANSACTIONS
Advisory Agreement
On March 31, 2022, the Fund entered into an investment advisory agreement with Churchill (which was amended on August 3, 2022, January 10, 2023, and August 2, 2023, the “Prior Advisory Agreement”). In connection with an internal reorganization of Churchill with respect to the advisory services being provided to the Fund, the Adviser serves as the Fund’s investment adviser pursuant to the Advisory Agreement, rather than Churchill. On February 20, 2024, the Board, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), approved the Advisory Agreement in accordance with, and on the basis of, an evaluation satisfactory to such trustees, as required by the 1940 Act. In connection therewith, the Advisory Agreement was approved by the Fund’s shareholders on May 28, 2024, and became effective on such date.
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
For the three and nine months ended September 30, 2025, base management fees earned were $2,151 and $5,590, of which $0 and $1,395 were waived by the Adviser, respectively. For the three and nine months ended September 30, 2024, base management

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

fees earned were $1,404 and $3,177, respectively, of which $703 and $2,257 were waived by the Adviser, respectively. As of September 30, 2025 and December 31, 2024, $729 and $745 was payable to the Adviser related to management fees, respectively.
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
The Adviser waived the incentive fee based on income in full until the period ended May 31, 2025. For the three and nine months ended September 30, 2025, the income based incentive fee was $4,262 and $12,085, respectively, of which $0 and $6,519 was waived by the Adviser. As of September 30, 2025, $4,262 was payable to the Adviser related to the income based incentive fee. For the three and nine months ended September 30, 2024, the income based incentive fee was $2,919 and $7,065, respectively, all of which was waived by the Adviser. As of December 31, 2024, no amounts were payable to the Adviser related to income based incentive fees.

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
For the three and nine months ended September 30, 2025 and 2024, the Fund did not incur any incentive fee based on capital gains.
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
The CAM Sub-Advisory Agreement will remain in effect for a period of two years from its effective date, May 28, 2024, and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Fund and, in each case, a majority of the Independent Trustees.
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
The NAM Sub-Advisory Agreement will remain in effect for a period of two years from its effective date, May 28, 2024, and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Fund and, in each case, a majority of the Independent Trustees.

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
For the three and nine months ended September 30, 2025, the Fund incurred $400 and $1,232, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2024, the Fund incurred $199 and $565, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of September 30, 2025 and December 31, 2024, $397 and $383, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
The Fund will cease paying the distribution and/or shareholder servicing fees on any Class S shares and Class D shares in a shareholder’s account at the end of the month in which the Intermediary Manager in conjunction with the transfer agent determines that total brokerage commissions and distribution and/or shareholder servicing fees paid with respect to any such share held by such shareholder within such account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share. At the end of such month, each such Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. The total underwriting compensation and total organization and offering expenses will not exceed 10% and 15%, respectively, of the gross proceeds from the offering.
For the three months ended September 30, 2025, the Fund accrued distribution and shareholder servicing fees of $81 and $10 that were attributable to Class S and Class D shares, respectively. For the nine months ended September 30, 2025, the Fund accrued distribution and shareholder servicing fees of $189 and $32 that were attributable to Class S and Class D shares, respectively. For the three months ended September 30, 2024, the Fund accrued distribution and shareholder servicing fees of $32 and $11 that were attributable to Class S and Class D shares, respectively. For the nine months ended September 30, 2024, the Fund accrued distribution and shareholder servicing fees of $70 and $23 that were attributable to Class S and Class D shares, respectively. As of September 30, 2025 and December 31, 2024, $42 and $26, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	(379)	—	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
September 30, 2025	384	—	—	384	9.82%	September 30, 2028	0.15%
Total	$4,118	$—	$(2,039)	$2,079

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

For the nine months ended September 30, 2025, there were no Reimbursement Payments to Nuveen Alternative Holdings.
Board of Trustees’ Fees

The Board consists of six members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three and nine months ended September 30, 2025, the Fund incurred $128 and $385, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2024, the Fund incurred $128 and $380, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of September 30, 2025 and December 31, 2024, $128 and $325, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser, Churchill, in its capacity as sub-adviser, and/or the Administrator may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser, Churchill, and/or the Administrator for such amounts paid on its behalf. Amounts payable to the Adviser, Churchill, and the Administrator are settled in the normal course of business without formal payment terms. As of September 30, 2025 and December 31, 2024, the Fund owed the Adviser, Churchill and/or the Administrator $540 and $886, respectively, for reimbursements including the Fund’s allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
6. SECURED BORROWINGS
The Fund and its wholly owned subsidiaries are parties to credit facilities or debt obligations, including term debt securitizations, as described below. The term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Fund. In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Fund’s asset coverage was 269.23% and 190.83%, respectively. The Fund and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.
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

As of September 30, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.88% per annum. As of September 30, 2024, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.93% per annum. Interest is payable monthly in arrears.

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$1,477	$914
Unused fees	658	70
Amortization of deferred financing costs	191	322
Total interest and debt financing expenses	$2,326	$1,306

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$9,312	$4,823
Unused fees	859	373
Amortization of deferred financing costs	509	407
Total interest and debt financing expenses	$10,680	$5,603

Scotiabank Credit Facility
On July 19, 2024, a wholly owned subsidiary of NCPCF entered into a credit agreement (as amended from time to time, the “Scotiabank Credit Facility Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility”) with the lenders from time to time parties thereto, NCPCF, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian.
Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility. In connection with the most recent amendment on May 22, 2025, SPV III and BSL SPV I were added as new borrowers (collectively, the “New Borrowers”). In addition, the amendment, among other things: (i) adjusted the total revolving commitment available to $150,000 (subject to increases up to $450,000), subject to availability governed by a collateralization test; (ii) amended the applicable margin for the interest rate payable by each New Borrower, and (iii) extended the final maturity date from July 19, 2033 to May 22, 2034.
Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by the New Borrowers and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of September 30, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily, plus 2.15% per annum. Interest is payable quarterly. The Fund and the New Borrowers, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility Agreement includes usual and customary events of default for facilities of this nature. Borrowings under the Scotiabank Credit Facility will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the Scotiabank Credit Facility were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$194	$—
Unused fees	26	—
Amortization of deferred financing costs	37	—
Total interest and debt financing expenses	$257	$—

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the Scotiabank Credit Facility were as follows:

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$7,783	$—
Unused fees	412	—
Amortization of deferred financing costs	1,158	—
Total interest and debt financing expenses	$9,353	$—
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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the SMBC Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the SMBC Revolving Credit Facility. As of September 30, 2025, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.125% per annum.

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

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$59	$—
Unused fees	94	—
Amortization of deferred financing costs	72	—
Total interest and debt financing expenses	$225	$—

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$186	$—
Unused fees	150	—
Amortization of deferred financing costs	111	—
Total interest and debt financing expenses	$447	$—

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
As part of the 2024 Debt Securitization, CLO-I also entered into a loan agreement, dated July 16, 2024 (the “CLO-I Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders committed to make $35,000 of AAA Class A-L 2024 Loans to CLO-I (the “2024 Loans” and, together with the 2024 Notes, the “2024 Debt”). The 2024 Loans bear interest at the three-month Term SOFR plus 1.70% (the “2024 Class A-L Loans”) and were fully drawn upon the closing of the transaction. Any lender may elect to convert all of the 2024 Class A-L Loans held by such lenders into Class A 2024 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

For the three months ended September 30, 2025 and 2024, the components of interest expense related to CLO-I were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$4,789	$4,561
Amortization of deferred financing costs	114	—
Total interest and debt financing expenses	$4,903	$4,561
For the nine months ended September 30, 2025 and 2024, the components of interest expense related to CLO-I were as follows:

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$14,314	$4,561
Amortization of deferred financing costs	339	—
Total interest and debt financing expenses	$14,653	$4,561

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
For the three months ended September 30, 2025 and 2024, the components of interest expense related to CLO-II were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$5,493	$—
Amortization of deferred financing costs	142	—
Total interest and debt financing expenses	$5,635	$—

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to CLO-II were as follows:

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$7,884	$—
Amortization of deferred financing costs	202	—
Total interest and debt financing expenses	$8,086	$—

Summary of Secured Borrowings
The Fund’s debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Bank of America Credit Facility	Scotiabank Credit Facility	SMBC Revolving Credit Facility	CLO-I	CLO-II	Total
Total Commitment	$350,000	$150,000	$100,000	$306,000	$355,000	$1,261,000
Amount Outstanding (1)	47,000	13,500	22,500	306,000	355,000	744,000
Unused Portion (2)	303,000	136,500	77,500	—	—	517,000
Amount Available (3)	296,529	121,662	77,500	—	—	495,691
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities is net of deferred financing and issuance costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

	December 31, 2024
	Bank of America Credit Facility	Scotiabank Credit Facility	CLO-I	Total
Total Commitment	$350,000	$450,000	$306,000	$1,106,000
Amount Outstanding (1)	325,000	278,500	306,000	909,500
Unused Portion (2)	25,000	171,500	—	196,500
Amount Available (3)	12,003	145,347	—	157,350
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities are net of deferred financing and issuance costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine months ended September 30, 2025 and 2024, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$12,012	$5,475
Unused fees	778	70
Amortization of deferred financing costs	556	322
Total interest and debt financing expenses	$13,346	$5,867
Average interest rate (1)	6.59%	7.29%
Average daily borrowings	$769,848	$302,668
______________
(1)Average interest rate includes borrowing interest expense and unused fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$39,479	$9,384
Unused fees	1,421	373
Amortization of deferred financing costs	2,319	407
Total interest and debt financing expenses	$43,219	$10,164
Average interest rate (1)	6.55%	7.75%
Average daily borrowings	$835,052	$168,191
______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of September 30, 2025 and December 31, 2024:

	Payments Due by Period
As of September 30, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$47,000	$—	$—	$47,000	$—
Scotiabank Credit Facility	13,500	—	—	—	13,500
SMBC Revolving Credit Facility	22,500	—	—	22,500
CLO-I	306,000	—	—	—	306,000
CLO-II	355,000	—	—	—	355,000
Total debt obligations	$744,000	$—	$—	$69,500	$674,500

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$325,000	$—	$—	$325,000	$—
Scotiabank Credit Facility	278,500	—	—	—	278,500
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$909,500	$—	$—	$325,000	$584,500
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2025 and December 31, 2024 for any such exposure.
As of September 30, 2025 and December 31, 2024, the Fund had the following unfunded investment commitments:

Portfolio Company	September 30, 2025	December 31, 2024
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$3,580	$3,580
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,611	2,346
ACP Maverick Holdings, Inc. - Delayed Draw Loan	3,636	—
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	19	—
ADPD Holdings LLC (NearU) - Delayed Draw Loan	—	1,246
All Star Recruiting Locums, LLC (All Star Healthcare Solutions) - Delayed Draw Loan	3,943	1,063
All4 Buyer, LLC - Delayed Draw Loan	2,108	—
AmerCareRoyal, LLC - Delayed Draw Loan	3,307	3,307

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
Apex Service Partners, LLC - Delayed Draw Loan	$—	$2,194
Apex Service Partners, LLC - Revolving Loan	1,101	352
Arax MidCo, LLC - Delayed Draw Loan	3,922	—
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	644	729
Ascend Partner Services LLC - Delayed Draw Loan	3,014	12,642
ASTP Holdings Co-Investment LP (American Student Transportation Partners)	—	82
AWP Group Holdings, Inc. - Delayed Draw Loan	1,978	1,978
Big Apple Advisory, LLC - Delayed Draw Loan	4,305	4,305
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bishop Street Underwriters LLC - Delayed Draw Loan	5,409	—
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,019	—
Bounteous, Inc. - Delayed Draw Loan	7,279	—
Bradford Soap International, Inc. - Delayed Draw Loan	2,514	—
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	4,750	2,439
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	3,093	4,418
CMP Ren Partners I-A LP (LMI Consulting, LLC)	2	2
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	1	6
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	6	—
Coalesce Diamond Coinvest, L.P.	200	—
Cobalt Service Partners, LLC - Delayed Draw Loan	7,051	12,048
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	1,258	1,655
Coding Solutions Acquisition, Inc. - Revolving Loan	1,101	138
Cohen Advisory, LLC - Delayed Draw Loan	4,073	4,265
Cohnreznick Advisory LLC - Delayed Draw Loan	3,477	—
Columbia Home Services LLC - Delayed Draw Loan	442	—
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	—	550
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.) - Delayed Draw Loan	1,000	1,000
COP Village Green Acquisitions, Inc. (Village Green Holding) - Delayed Draw Loan	536	536
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	3,487	3,487
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	2,567	1,411
Davidson Hotel Company LLC - Delayed Draw Loan	893	930
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	2,553	2,553
DMC Holdco, LLC (DMC Power) - Delayed Draw Loan	—	450
Emburse, Inc. - Delayed Draw Loan	529	—
Emburse, Inc. - Revolving Loan	568	—
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	563	135
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	2,051	2,051
Excel Fitness Holdings, Inc. - Delayed Draw Loan	1,677	1,677
Exterro, Inc. - Delayed Draw Loan	1,797	—
FirstCall Mechanical Group, LLC - Delayed Draw Loan	4,400	13,600
FoodScience, LLC - Delayed Draw Loan	3,737	5,588
Gannett Fleming, Inc. - Revolving Loan	2,131	2,131
Health Management Associates, Inc. - Delayed Draw Loan	—	773
Healthspan Buyer, LLC - Delayed Draw Loan	1,227	—
Heartland Paving Partners, LLC - Delayed Draw Loan	621	11,429
Heartland Veterinary Partners LLC - Delayed Draw Loan	—	1,966
Hermod Co-Invest, LP	19	—
HMN Acquirer Corp. - Delayed Draw Loan	2,144	2,144
Hyphen Solutions, LLC - Delayed Draw Loan	1,444	—
Impact Advisors, LLC - Delayed Draw Loan	7,143	—
Impact Parent Corporation (Impact Environmental Group) - Delayed Draw Loan	98	—

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
Industrial Air Flow Dynamics, Inc. - Delayed Draw Loan	$4,167	$—
INS Co-Invest LP (Inszone)	3	3
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions) - Delayed Draw Loan	—	1,139
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	2,035	3,180
ISG Enterprises, LLC (Industrial Service Group) - Delayed Draw Loan	—	256
Kenco PPC Buyer LLC - Delayed Draw Loan	4,920	8,669
KENE Acquisition, Inc. (Entrust Solutions Group) - Delayed Draw Loan	777	777
KENG Acquisition, Inc. (Engage PEO) - Delayed Draw Loan	8,707	10,074
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	497	1,708
KRIV Acquisition, Inc. (Riveron) - Delayed Draw Loan	7,202	8,276
Lavie Group, Inc. - Delayed Draw Loan	2,539	—
Low Voltage Holdings Inc. - Delayed Draw Loan	650	—
Low Voltage Holdings Inc. - Revolving Loan	311	—
Matador US Buyer, LLC (Insulation Technology Group) - Delayed Draw Loan	249	5,226
MEI Buyer LLC - Delayed Draw Loan	1,391	—
Mobile Communications America, Inc. - Delayed Draw Loan	4,125	4,308
MPG Parent Holdings, LLC (Market Performance Group) - Delayed Draw Loan	3,913	4,397
NFM & J, L.P. (The Facilities Group) - Delayed Draw Loan	1,375	1,375
North Haven Stack Buyer, LLC - Delayed Draw Loan	—	2,839
Online Labels Group, LLC - Delayed Draw Loan	499	771
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	20,481	20,481
Ovation Holdings, Inc - Delayed Draw Loan	1,164	6,983
Palmetto Acquisitionco, Inc. (Tech24) - Delayed Draw Loan	—	431
Perennial Services Group, LLC - Delayed Draw Loan	540	1,560
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,571	2,153
PN Buyer, Inc. - Delayed Draw Loan	4,444	—
PT Intermediate Holdings III, LLC - Delayed Draw Loan	166	196
R Arax Co-Invest UB, LP (Arax Investment Partners)	404	533
R Chapel Avenue Holdings Co-Invest UB, LP	410	—
RailPros Parent, LLC - Delayed Draw Loan	3,158	—
RailPros Parent, LLC - Revolving Loan	1,579	—
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	1,196	2,903
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	3,720	1,289
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	3,187	3,187
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	775	775
RMS Energy Borrower LLC - Delayed Draw Loan	2,999	—
Rose Paving, LLC - Delayed Draw Loan	146	146
Safety Infrastructure Services Intermediate LLC - Delayed Draw Loan	2,576	—
SCIC Buyer, Inc. - Delayed Draw Loan	2,745	—
Secretariat Advisors LLC - Delayed Draw Loan	835	—
SI Solutions, LLC - Delayed Draw Loan	3,960	4,951
Signia Aerospace, LLC - Delayed Draw Loan	—	108
SkyKnight Financial Holdings LP	40	50
Smith & Howard Advisory LLC - Delayed Draw Loan	99	2,078
Specialist Resources Global Inc. - Delayed Draw Loan	11,790	11,790
Sugar PPC Buyer LLC (Sugar Foods) - Delayed Draw Loan	3,043	4,348
Syndigo LLC - Revolving Loan	1,777	—
Tau Buyer, LLC - Delayed Draw Loan	1,971	—
Tau Buyer, LLC - Revolving Loan	1,536	—
TBRS, Inc. - Delayed Draw Loan	949	1,953
TBRS, Inc. - Revolving Loan	1,166	1,168

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
Thermostat Purchaser III, Inc. - Delayed Draw Loan	$—	$3,284
Thompson Safety LLC - Delayed Draw Loan	13,636	—
Thompson Safety LLC - Revolving Loan	1,364	—
Tidi Legacy Products, Inc. - Delayed Draw Loan	4,183	4,183
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	1,132	489
Trilon Group, LLC - Delayed Draw Loan	—	7,896
TSS Buyer, LLC (Technical Safety Services) - Delayed Draw Loan	50	68
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	1,148	3,114
USALCO - Delayed Draw Loan	131	131
Vensure Employer Services, Inc. - Delayed Draw Loan	1,049	2,751
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,349	1,635
Vertex Service Partners, LLC - Delayed Draw Loan	7,194	8,760
Vessco Midco Holdings, LLC - Delayed Draw Loan	2,086	3,365
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Watermill Express, LLC - Delayed Draw Loan	1,900	—
WSB Engineering Holdings Inc. - Delayed Draw Loan	6,853	361
YI, LLC (Young Innovations) - Delayed Draw Loan	—	3,335
Total unfunded commitments	$283,356	$274,125
The Fund seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of September 30, 2025, the Fund had adequate financial resources to satisfy its unfunded investment commitments.
8. NET ASSETS
In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares for each class.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share, and on March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. As of September 30, 2025, TIAA owned 3,770,491 shares of the Fund’s Class I shares of beneficial interest both directly and indirectly through private funds in which TIAA is the sole investor or that TIAA controls.
On the Escrow Break Date, the Fund had satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow. The following table presents transactions in Common Shares during the three months ended September 30, 2025 (dollars in thousands except share amounts):

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30, 2025
	Shares	Amount
CLASS S
Subscriptions	244,243	$5,969
Share transfers between classes	(8,114)	(199)
Distributions reinvested	14,149	346
Share repurchases, net of early repurchase deduction	(5,123)	(123)
Net increase (decrease)	245,155	$5,993
CLASS D
Subscriptions	156,568	$3,838
Share transfers between classes	—	—
Distributions reinvested	16,996	416
Share repurchases, net of early repurchase deduction	(12,773)	(313)
Net increase (decrease)	160,791	$3,941
CLASS I
Subscriptions	6,902,605	$169,189
Share transfers between classes	8,094	199
Distributions reinvested	454,497	11,138
Share repurchases, net of early repurchase deduction	(541,514)	(13,245)
Net increase (decrease)	6,823,682	$167,281
The following table presents transactions in Common Shares during the nine months ended September 30, 2025 (dollars in thousands except share amounts):

	Nine Months Ended September 30, 2025
	Shares	Amount
CLASS S
Subscriptions	827,474	$20,316
Share transfers between classes	(12,164)	(299)
Distributions reinvested	28,340	695
Share repurchases, net of early repurchase deduction	(6,380)	(154)
Net increase (decrease)	837,270	$20,558
CLASS D
Subscriptions	327,448	$8,052
Share transfers between classes	(5,807)	(144)
Distributions reinvested	43,022	1,059
Share repurchases, net of early repurchase deduction	(22,874)	(561)
Net increase (decrease)	341,789	$8,406
CLASS I
Subscriptions	16,759,082	$412,413
Share transfers between classes	17,939	443
Distributions reinvested	1,231,830	30,341
Share repurchases, net of early repurchase deduction	(992,882)	(24,341)
Net increase (decrease)	17,015,969	$418,856

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares during the three months ended September 30, 2024 (dollars in thousands except share amounts):

	Three Months Ended September 30, 2024
	Shares	Amount
CLASS S
Subscriptions	195,340	$4,815
Share transfers between classes	—	—
Distributions reinvested	4,809	119
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	200,149	$4,934
CLASS D
Subscriptions	176,642	$4,363
Share transfers between classes	—	—
Distributions reinvested	10,012	247
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	186,654	$4,610
CLASS I
Subscriptions	1,238,921	$30,620
Share transfers between classes	—	—
Distributions reinvested	280,755	6,940
Share repurchases, net of early repurchase deduction	(15,531)	(383)
Net increase (decrease)	1,504,145	$37,177
The following table presents transactions in Common Shares during the nine months ended September 30, 2024 (dollars in thousands except share amounts):

	Nine Months Ended September 30, 2024
	Shares	Amount
CLASS S
Subscriptions	541,452	$13,345
Share transfers between classes	(4,107)	(101)
Distributions reinvested	10,571	261
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	547,916	$13,505
CLASS D
Subscriptions	631,751	$15,597
Share transfers between classes	—	—
Distributions reinvested	20,991	518
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	652,742	$16,115
CLASS I
Subscriptions	15,350,397	$378,684
Share transfers between classes	4,104	101
Distributions reinvested	510,428	12,604
Share repurchases, net of early repurchase deduction	(40,238)	(980)
Net increase (decrease)	15,824,691	$390,409

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
The following tables present each month-end net offering price for Class S, Class D, and Class I Common Shares, which approximately equals their respective NAV per share, for the nine months ended September 30, 2025 and 2024:

	Net Offering Price Per Share
For The Months Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64
April 30, 2025	$24.54	$24.59	$24.60
May 31, 2025	$24.58	$24.63	$24.63
June 30, 2025	$24.47	$24.54	$24.54
July 31, 2025	$24.46	$24.52	$24.52
August 31, 2025	$24.42	$24.48	$24.48
September 30, 2025	$24.38	$24.45	$24.45

	Net Offering Price Per Share
For the Months Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
April 30, 2024	$24.59	$24.63	$24.63
May 31, 2024	$24.60	$24.64	$24.65
June 30, 2024	$24.64	$24.68	$24.69
July 31, 2024	$24.67	$24.71	$24.71
August 31, 2024	$24.70	$24.74	$24.75
September 30, 2024	$24.70	$24.74	$24.75
Distributions
The following tables summarize the Fund’s distributions recorded during the nine months ended September 30, 2025 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.183	$156
February 27, 2025	February 28, 2025	March 28, 2025	$0.183	$162
March 28, 2025	March 31, 2025	April 29, 2025	$0.183	$172
April 26, 2025	April 30, 2025	May 29, 2025	$0.183	$183
May 27, 2025	May 31, 2025	June 27, 2025	$0.183	$229
June 27, 2025	June 30, 2025	July 29, 2025	$0.183	$246
July 29, 2025	July 31, 2025	August 29, 2025	$0.183	$264
August 27, 2025	August 31, 2025	September 29, 2025	$0.183	$278
September 30, 2025	September 30, 2025	October 29, 2025	$0.183	$291
Total			$1.647	$1,981

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.195	$162
February 27, 2025	February 28, 2025	March 28, 2025	$0.195	$165
March 28, 2025	March 31, 2025	April 29, 2025	$0.195	$170
April 26, 2025	April 30, 2025	May 29, 2025	$0.195	$173
May 27, 2025	May 31, 2025	June 27, 2025	$0.195	$177
June 27, 2025	June 30, 2025	July 29, 2025	$0.195	$195
July 29, 2025	July 31, 2025	August 29, 2025	$0.195	$203
August 27, 2025	August 31, 2025	September 29, 2025	$0.195	$220
September 30, 2025	September 30, 2025	October 29, 2025	$0.195	$228
Total			$1.755	$1,693

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.200	$6,741
February 27, 2025	February 28, 2025	March 28, 2025	$0.200	$6,901
March 28, 2025	March 31, 2025	April 29, 2025	$0.200	$7,076
April 26, 2025	April 30, 2025	May 29, 2025	$0.200	$7,622
May 27, 2025	May 31, 2025	June 27, 2025	$0.200	$8,019
June 27, 2025	June 30, 2025	July 29, 2025	$0.200	$8,430
July 29, 2025	July 31, 2025	August 29, 2025	$0.200	$8,749
August 27, 2025	August 31, 2025	September 29, 2025	$0.200	$9,346
September 30, 2025	September 30, 2025	October 29, 2025	$0.200	$9,861
Total			$1.800	$72,745
_______________
(1)Distributions are net of distribution and servicing fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following tables summarize the Fund’s distributions recorded during the nine months ended September 30, 2024 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91
July 29, 2024	July 31, 2024	August 28, 2024	$0.183	$96
August 28, 2024	August 31, 2024	September 27, 2024	$0.183	$111
September 27, 2024	September 30, 2024	October 28, 2024	$0.183	$128
Total			$1.797	$773

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112
July 29, 2024	July 31, 2024	August 28, 2024	$0.195	$127
August 28, 2024	August 31, 2024	September 27, 2024	$0.195	$140
September 27, 2024	September 30, 2024	October 28, 2024	$0.195	$149
Total			$1.905	$910

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.250	$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250	$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250	$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200	$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200	$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200	$5,685
July 29, 2024	July 31, 2024	August 28, 2024	$0.200	$5,795
August 28, 2024	August 31, 2024	September 27, 2024	$0.200	$5,887
September 27, 2024	September 30, 2024	October 28, 2024	$0.200	$5,985
Total			$1.950	$45,333
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
As of September 30, 2025, a portion of the Fund’s distributions resulted from expense support from an affiliate of the Adviser, and future distributions may result from expense support from an affiliate of the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance and can only be sustained if the Fund achieves positive investment performance in future periods and/or an affiliate of the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.
The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the nine months ended September 30, 2025 (dollars in thousands except share and per share amounts):

	Class S		Class D		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.647	$1,981	$1.755	$1,693	$1.800	$72,745
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$1.647	$1,981	$1.755	$1,693	$1.800	$72,745

The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the nine months ended September 30, 2024 (dollars in thousands except share and per share amounts):

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
For the nine months ended September 30, 2025, approximately 992,882 Class I shares, 22,874 Class D shares, and 6,380 Class S shares were repurchased. For the nine months ended September 30, 2024, 40,238 Class I shares were repurchased.
The following table presents the share repurchases completed for the nine months ended September 30, 2025 (dollars in thousands except share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
May 30, 2025	Class I	June 30, 2025	$24.54	$5,131	209,244
May 30, 2025	Class D	June 30, 2025	$24.54	$113	4,634
May 30, 2025	Class S	June 30, 2025	$24.47	$31	1,257
August 29, 2025	Class I	September 29, 2025	$24.45	$13,245	541,514
August 29, 2025	Class D	September 29, 2025	$24.45	$313	12,773
August 29, 2025	Class S	September 29, 2025	$24.38	$123	5,123
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following table presents the share repurchases completed for the nine months ended September 30, 2024 (dollars in thousands except share and per share amounts):

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

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.74	$24.79	$24.80
Net investment income (1)	1.61	1.77	1.80
Net realized gains (losses) (1)	(0.24)	(0.23)	(0.23)
Net change in unrealized appreciation (depreciation) (1)	(0.07)	(0.13)	(0.12)
Net increase (decrease) in net assets resulting from operations	1.30	1.41	1.45
Shareholder distributions (2)	(1.65)	(1.76)	(1.80)
Early repurchase deduction fees (8)	—	—	—
Other (3)	(0.01)	0.01	—
Net asset value, end of period	$24.38	$24.45	$24.45

Supplemental Data:
Net assets, end of period	$38,683	$28,262	$1,192,099
Shares outstanding, end of period	1,586,760	1,156,140	48,766,112
Total return (4)	5.36%	5.87%	6.03%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	9.65%	8.76%	8.71%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	8.81%	7.88%	7.82%
Ratio of net investment income to average net assets (5)	8.94%	9.43%	9.78%
Portfolio turnover rate (7)	13.60%	13.60%	13.60%
Asset coverage ratio (9)	269.23%	269.23%	269.23%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions reflects the actual amount of distributions recorded during the period.
(3)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end.
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Fund’s distribution reinvestment plan), divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total return is not annualized for periods shorter than one year.
(5)Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income to average net assets includes the effect of expense support and the waiver of 50% of the management fee and 100% of the income-based incentive fees. Ratios are annualized for periods less than one year. Management fee and income-based incentive fees waivers are accounted for through the expiration date of the waivers and are not annualized.
(6)The ratio of interest and debt financing expenses to average net assets for the nine months ended September 30, 2025 was 5.69%, 5.57% and 5.66% for Class S, Class D, and Class I shares, respectively, and is annualized for periods less than one year.

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

The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.69	$24.73	$24.73
Net investment income (1)	1.87	1.97	2.03
Net realized gains (losses) (1)	0.02	0.02	0.02
Net change in unrealized appreciation (depreciation) (1)	(0.09)	(0.08)	(0.09)
Net increase (decrease) in net assets resulting from operations	1.80	1.91	1.96
Shareholder distributions (2)	(1.80)	(1.91)	(1.95)
Other (3)	0.01	0.01	0.01
Net asset value, end of period	$24.70	$24.74	$24.75

Supplemental Data:
Net assets, end of period	$17,231	$18,805	$740,475
Shares outstanding, end of period	697,754	760,008	29,916,078
Total return (4)	7.56%	8.03%	8.27%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	6.42%	6.04%	5.39%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	4.11%	3.60%	3.14%
Ratio of net investment income to average net assets (5)	10.75%	11.81%	11.53%
Portfolio turnover rate (7)	17.79%	17.79%	17.79%
Asset coverage ratio (8)	322.81%	322.81%	322.81%
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
(5)Ratios are annualized except for management fees and incentive fees which were calculated from the Escrow Break Date and were fully waived for the year ended September 30, 2024 (Refer to Note 5). Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support and waived management fee and incentive fee.
(6)The ratio of interest and debt financing expenses to average net assets for the nine months ended September 30, 2024 was 2.41%, 2.47% and 2.32% for Class S, Class D, and Class I shares, respectively, and is annualized for period (s) less than one year.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

10. SUBSEQUENT EVENTS
The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2025, except as discussed below.
Distributions
On October 27, 2025, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on December 1, 2025 to shareholders of record as of October 31, 2025.

Net Distribution
Class I Common Shares	$0.200
Class S Common Shares	$0.183
Class D Common Shares	$0.195
Scotiabank Credit Facility Amendment
On November 7, 2025, SPV III and BSL SPV I, as borrowers, and the Fund as servicer, entered into Amendment No. 1 to the Scotiabank Credit Facility Agreement, which was entered solely for the purpose of amending certain covenant terms.
Subscriptions
Subsequent to the fiscal quarter ended September 30, 2025, the Fund received approximately $102.3 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of November 10, 2025. As of November 10, 2025, the Fund has raised total gross proceeds of $1.4 billion in the continuous offering of its Common Shares.

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
Churchill NCPCIF CLO-I LLC (“CLO-I”), Churchill NCPCIF CLO-II LLC (“CLO-II”), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), NCPCIF SPV III, LLC (“SPV III”), and NCPCIF BSL SPV I, LLC (“BSL SPV I”) are wholly owned subsidiaries of the Fund and are consolidated in these consolidated financial statements commencing from the date of their respective formation.
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
Expenses
The Adviser, Churchill, Nuveen Asset Management and their respective affiliates are responsible for the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to us. We bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to the Fund (such as items (iii) and (iv) listed below).
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
(ix)administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and the Administrator, based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including the allocable portion of the cost of the Fund’s chief financial officer and chief compliance officer, and their respective staffs);
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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and nine months ended September 30, 2025 and 2024 is presented below (dollar amounts in thousands):

	Three Months Ended September 30,
	2025	2024
Net funded investment activity
New gross commitments at par (1)	$178,618	$355,603
Net investments funded	180,310	253,000
Investments sold or repaid	(89,510)	(76,929)
Net funded investment activity	$90,799	$176,071

Gross commitments at par (1)
First-lien debt	$169,138	$343,599
Subordinated debt	4,222	9,473
Equity investments	5,258	2,531
Total gross commitments	$178,618	$355,603

Portfolio company activity
Portfolio companies, beginning of period	289	221
Number of new portfolio companies	21	31
Number of exited portfolio companies	(8)	(15)
Portfolio companies, end of period	302	237
Count of investments	554	392
Count of industries	30	31

New Investment Activity
Weighted average annual interest rate on new debt investments at par	8.54%	9.51%
Weighted average annual interest rate on new floating rate debt investments at par	8.42%	9.46%
Weighted average spread on new floating rate debt investments at par	4.45%	4.93%
Weighted average annual coupon on new fixed rate debt investments at par	13.00%	13.09%
________
(1) Gross commitments at par includes unfunded investment commitments.

	Nine Months Ended September 30,
	2025	2024
Net funded investment activity
New gross commitments at par (1)	$520,442	$926,897
Net investments funded	532,108	733,972
Investments sold or repaid	(249,230)	(141,225)
Net funded investment activity	$282,878	$592,747

Gross commitments at par (1)
First-lien debt	$498,002	$898,514
Subordinated debt	12,142	21,073
Equity investments	10,298	7,310
Total gross commitments	$520,442	$926,897

Portfolio company activity
Portfolio companies, beginning of period	275	159
Number of new portfolio companies	51	106
Number of exited portfolio companies	(24)	(28)
Portfolio companies, end of period	302	237
Count of investments	554	392
Count of industries	30	31

New Investment Activity
Weighted average annual interest rate on new debt investments at par	8.78%	9.59%
Weighted average annual interest rate on new floating rate debt investments at par	8.67%	9.51%
Weighted average spread on new floating rate debt investments at par	4.49%	4.49%
Weighted average annual coupon on new fixed rate debt investments at par	12.99%	14.09%
________
(1) Gross commitments at par includes unfunded investment commitments.

As of September 30, 2025, our debt investment portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $90.6 million.(1)
•Weighted average of 2.5x interest coverage ratio for our first-lien loans.(2)
•Weighted average of 4.69x net leverage.(3)
•Weighted average loan-to-value of 41.0%.(4)
•Approximately 72.2% of our debt investments have financial maintenance covenants.(5)
_______________
(1) These calculations include all private debt investments for which fair value is determined by our Adviser in its capacity as the valuation designee (the “Valuation Designee”) of the Fund's board of trustees (the “Board”) and excludes quoted assets. Including quoted assets, the weighted average reporting annual EBITDA is $212.8 million. Amounts are weighted based on the fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.
(2) The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 57.94% of our total investments, and 62.13% of our total first lien loan investments, in each case based upon fair value.

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
(5) Represents the percentage of Senior Loan Investments and Junior Capital Investments with one or more financial maintenance covenants and excludes debt investments in liquid fixed-income securities (including broadly syndicated loans). Including debt investments in liquid fixed-income securities, approximately 65.69% our total debt investments have financial maintenance covenants.

As of September 30, 2025 and December 31, 2024, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,834,874	$1,825,284	93.26%	$1,563,049	$1,558,902	92.71%
Subordinated Debt (1)	99,060	96,339	4.92%	105,214	102,993	6.12%
Equity Investments	34,219	35,633	1.82%	19,418	19,714	1.17%
Total	$1,968,153	$1,957,256	100.00%	$1,687,681	$1,681,609	100.00%
Largest portfolio company investment	$25,258	$25,159	1.29%	$20,992	$21,429	1.27%
Average portfolio company investment	$6,517	$6,481	0.33%	$6,137	$6,115	0.36%
_______________
(1)As of September 30, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $50,981, mezzanine debt of $44,115 and structured debt of $1,243, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $53,281, mezzanine debt of $44,535 and structured debt of $1,244. As of December 31, 2024, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014 and structured debt of $1,083, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $51,588, mezzanine debt of $52,535, and structured debt of $1,091

The industry composition of our portfolio as a percentage of fair value as of September 30, 2025 and December 31, 2024 was as follows:

Industry	September 30, 2025	December 31, 2024
Aerospace & Defense	1.66%	1.93%
Automotive	1.57%	1.72%
Banking, Finance, Insurance & Real Estate	5.58%	3.90%
Beverage, Food & Tobacco	4.27%	5.40%
Capital Equipment	7.77%	7.45%
Chemicals, Plastics & Rubber	1.77%	2.64%
Construction & Building	8.29%	7.12%
Consumer Goods: Durable	1.93%	1.27%
Consumer Goods: Non-durable	3.34%	3.56%
Containers, Packaging & Glass	0.87%	1.14%
Energy: Electricity	1.71%	1.60%
Energy: Oil & Gas	0.60%	0.57%
Environmental Industries	3.29%	4.38%
Health Care Equipment & Services	0.02%	—%
Healthcare & Pharmaceuticals	13.34%	12.13%
High Tech Industries	8.20%	8.49%
Hotel, Gaming & Leisure	0.35%	0.38%
Media: Advertising, Printing & Publishing	0.86%	1.03%
Media: Broadcasting & Subscription	0.09%	0.33%
Media: Diversified & Production	0.27%	0.31%
Metals & Mining	0.08%	0.16%
Retail	—%	0.16%
Services: Business	17.63%	16.22%
Services: Consumer	4.21%	5.88%
Sovereign & Public Finance	0.47%	0.55%
Telecommunications	2.14%	2.50%
Transportation: Cargo	1.90%	2.02%
Transportation: Consumer	0.84%	1.13%
Utilities: Electric	4.18%	2.80%
Utilities: Water	0.61%	0.59%
Wholesale	2.16%	2.64%
Total	100.00%	100.00%
The weighted average yields of our investments as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost (1)	9.23%	9.78%
Weighted average yield on debt and income producing investments, at fair value (2)	9.26%	9.80%
Percentage of debt investments bearing a floating rate	95.56%	94.53%
Percentage of debt investments bearing a fixed rate	4.44%	5.47%
_______________
(1)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of September 30, 2025 was 9.17%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2024 was 9.74%.
(2)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of September 30, 2025 was 9.23%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2024 was 9.78%.

As of September 30, 2025, 84.14% and 84.12% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2024, 83.61% and 83.52% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio, and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 9.78% to 9.23% from December 31, 2024 to September 30, 2025. The decrease in weighted average yields was primarily due to overall tightening of spreads in newly originated investments and lower base interest rates.
Private equity mergers and acquisitions activity continued its recovery momentum through the third quarter of 2025, building on the rebound that began late in the second quarter of 2025 following earlier disruptions arising from U.S. global trade policy uncertainty. Stabilizing market conditions and renewed sponsor confidence in the macro-environment contributed to increased transaction execution. Repayment activity increased during the third quarter of 2025, driven by a combination of new transactions and selective refinancing activity, as borrowers capitalized on investor demand and favorable market conditions. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well positioned to benefit from increased market opportunities.

Despite this market recovery, certain macro-economic risks and uncertainties remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. In light of these changes, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, strong levels of free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions will not adversely impact certain of our portfolio companies, which could impact our future results.

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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	September 30, 2025			December 31, 2024
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	55,405	2.83	4	71,387	4.25	6
4	1,579,313	80.69	195	1,323,870	78.73	177
5	88,008	4.50	17	76,022	4.52	13
6	48,023	2.45	6	14,828	0.88	2
7	—	—	—	8,239	0.49	2
8	9,723	0.50	2	—	—	—
9	—	—	—	—	—	—
10	2,689	0.14	1	3,400	0.20	1
Total	$1,783,161	91.11%	225	$1,497,746	89.07%	201
_______________
(1)Liquid Investments managed by the leveraged finance division of Nuveen Asset Management are excluded from the investment ratings table. As of September 30, 2025, there were 77 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $174,095 or 8.89% of the portfolio. As of December 31, 2024, there were 74 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $183,863 or 10.93% of the portfolio.
As of September 30, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively. As of September 30, 2025, the Fund had investments in two portfolio companies on non-accrual status. The cost of the investments on non-accrual status was $7.6 million, which represents approximately 0.39% of total investments at cost. As of December 31, 2024, the Fund had an investment in one portfolio company on non-accrual status. The cost of the investment on non-accrual status was $7.5 million, which represents approximately 0.44% of total investments at cost.

Results of Operations
Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2025	2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$43,931	$26,796
Payment-in-kind interest income	1,855	1,229
Dividend income	86	6
Other income	459	163
Total investment income	46,331	28,194

Expenses:
Interest and debt financing expenses	13,346	5,867
Management fees (See Note 5)	2,151	1,404
Income based incentive fees (See Note 5)	4,262	2,919
Professional fees	926	480
Board of Trustees’ fees	128	128
Administration fees (See Note 5)	400	199
Other general and administrative expenses	386	345
Distribution and shareholder servicing fees
Class S	81	32
Class D	10	11
Offering costs	264	130
Total expenses	21,954	11,515
Expense support (See Note 5)	(465)	(248)
Management fees waived (See Note 5)	—	(703)
Incentive fees waived (See Note 5)	—	(2,919)
Net expenses	21,489	7,645
Net investment income	24,842	20,549

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(6,619)	297
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	6,679	(278)
Income tax (provision) benefit	(151)	(138)
Total net change in unrealized appreciation (depreciation):	6,528	(416)
Total net realized and unrealized gain (loss) on investments	(91)	(119)

Net increase (decrease) in net assets resulting from operations	$24,751	$20,430

	Nine Months Ended September 30,
	2025	2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$128,158	$60,422
Payment-in-kind interest income	5,038	3,127
Dividend income	95	65
Other income	1,001	578
Total investment income	134,292	64,192

Expenses:
Interest and debt financing expenses	43,219	10,164
Management fees (See Note 5)	5,590	3,177
Income based incentive fees (See Note 5)	12,085	7,065
Professional fees	1,556	799
Board of Trustees’ fees	385	380
Administration fees (See Note 5)	1,232	565
Other general and administrative expenses	1,695	1,032
Distribution and shareholder servicing fees
Class S	189	70
Class D	32	23
Offering costs	693	445
Total expenses	66,676	23,720
Expense support (See Note 5)	(882)	(609)
Management fees waived (See Note 5)	(1,395)	(2,257)
Incentive fees waived (See Note 5)	(6,519)	(7,065)
Net expenses	57,880	13,789
Net investment income	76,412	50,403

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(9,722)	442
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(4,825)	(2,036)
Income tax (provision) benefit	(362)	(142)
Total net change in unrealized appreciation (depreciation):	(5,187)	(2,178)
Total net realized and unrealized gain (loss) on investments	(14,909)	(1,736)

Net increase (decrease) in net assets resulting from operations	$61,503	$48,667

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income increased to $46.3 million and $134.3 million for the three and nine months ended September 30, 2025, from $28.2 million and $64.2 million for the same periods in 2024, primarily due to increased deployed capital and the NCPCF Acquisition. This increase was partially offset by a decrease in the weighted average yield on our debt and income-producing investments resulting from market spread tightening and a decline in SOFR. As of September 30, 2025, our portfolio at cost increased to $2.0 billion from $1.1 billion as of September 30, 2024. The weighted average yield of our debt and income-producing investments decreased to 9.23% from 10.05% over the same period, primarily due to tightening of spreads on newly originated investments and the decline in base interest rates. We expect our portfolio and investment income to continue growing as we raise and deploy capital through our offering. Shifts in base interest rates, such as SOFR and other applicable benchmark rates, may affect our investment income.
Expenses
Total expenses before expense support and waived fees increased to $22.0 million and $66.7 million for the three and nine months ended September 30, 2025, from $11.5 million and $23.7 million for the three and nine months ended September 30, 2024, respectively.
Interest and debt financing expenses increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to higher average daily borrowings from increased borrowing capacity through new credit facilities and debt securitization transactions, as further described below. The average daily borrowings for the three and nine months ended September 30, 2025 was $769.8 million and $835.1 million, compared to $302.7 million and $168.2 million for the three and nine months ended September 30, 2024. The average interest rate for the three and nine months ended September 30, 2025 was 6.59% and 6.55%, compared to 7.29% and 7.75% for the three and nine months ended September 30, 2024.
The Adviser waived 100% of the management fee until June 1, 2024, the expiry of twelve months from the Escrow Break Date, and 50% of the management fee for the period from June 1, 2024 through May 31, 2025. Our increase in management fees for three and nine months ended September 30, 2025 from the comparable periods in 2024 was primarily attributable to the increase in our net assets and the expiration of the fee waivers.

Additionally, the Adviser's waiver of incentive fees on income expired effective May 31, 2025. For the three months ended September 30, 2025, income-based incentive fees totaled $4.3 million, with no amounts waived. For the nine months ended September 30, 2025, income-based incentive fees totaled $12.1 million, of which $6.5 million was waived during the first and second quarters of 2025 prior to the expiration of the waiver. For the three and nine months ended September 30, 2024, the Adviser fully waived income-based incentive fees of $2.9 million and $7.1 million, respectively. The increase in incentive fees for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily attributable to higher net investment income and the expiration of the fee waiver. As of September 30, 2025, income-based incentive fees payable to the Adviser totaled $4.3 million. No capital gains incentive fees were incurred during the three and nine months ended September 30, 2025 or 2024.

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Fund. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increase in professional fees, administration fees and other general and administrative fees for the three and nine months ended September 30, 2025 from the comparable period in 2024 was driven by the growing needs of the business given the increase in the Fund’s size.

The expense support amount represents the amount of expenses paid on our behalf in accordance with the Expense Support Agreement. These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
We had a net realized loss on investments of $(6.6) million for the three months ended September 30, 2025, primarily driven by the restructuring of two underperforming debt positions, compared to a net realized gain of $297 thousand for three months ended September 30, 2024. For the nine months ended September 30, 2025, we had a net realized loss on investments of $(9.7) million primarily driven by the restructuring of three underperforming debt positions, compared to a net realized gain of $442 thousand for the nine months ended September 30, 2024.
We recorded a net change in unrealized gain of $6.7 million for the three months ended September 30, 2025, primarily from benchmark spread tightening and the reversal of unrealized losses on two debt positions that were restructured during the period. We recorded a net change in unrealized loss of $(4.8) million for the nine months ended September 30, 2025, primarily from decreases in fair value of certain underperforming portfolio companies, partially offset by the reversal of unrealized losses on two debt positions that were restructured during the period.

We recorded a net change in unrealized loss of $(0.3) million and $(2.0) million for the three and nine months ended September 30, 2024, respectively, primarily due to modest softening of certain portfolio companies' credit metrics, partially offset by tightening market spreads.

Financial Condition, Liquidity and Capital Resources

Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Our liquidity and capital sources are generated primarily from (i) the net proceeds of our offering of Common Shares, (ii) cash flows from income earned from our investments and principal repayments, (iii) proceeds from net borrowings on our financing facilities and CLO debt issuances (discussed further below) and (iv) any future offerings of our equity or debt securities. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances. Our primary uses of cash are (i) the purchase of investments in portfolio companies, (ii) funding the cost of operations (including paying the Adviser and the Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program, and (v) cash distributions to the holders of our Common Shares.
As of September 30, 2025, our debt consisted of asset based leverage facilities, a revolving credit facility and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, we are only permitted to borrow amounts such that our asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of September 30, 2025, our asset coverage was 269.23%.
Cash and cash equivalents as of September 30, 2025, taken together with our available debt, are expected to be sufficient for our investment activities and to conduct our operations in the near term. As of September 30, 2025, we had $296.5 million available under our Bank of America Credit Facility, $121.7 million available under our Scotiabank Credit Facility and $77.5 million available under our SMBC Revolving Credit Facility.
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
For the nine months ended September 30, 2025, our cash and cash equivalents balance increased by $9.7 million. During that period, $203.7 million was used in operating activities, primarily due to investment purchases of $532.1 million, offset by $249.2 million in repayments and sales of investments in portfolio companies. During the same period, $213.4 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $440.8 million and $744.0 million, respectively, offset by repayments of secured borrowings and distributions paid to our shareholders of $909.5 million and $41.3 million, respectively.
For the nine months ended September 30, 2024, our cash and cash equivalents balance increased by $23.4 million. During that period, $531.9 million was used in operating activities, primarily due to investment purchases of $734.0 million, offset by $141.2 million in repayments and sales of investments in portfolio companies. During the same period, $555.3 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and issuance of secured borrowings of $407.6 million and $702.6 million, respectively, offset by repayments of secured borrowings and distributions paid to our shareholders of $519.9 million and $31.0 million, respectively.

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
Equity
The Fund is authorized to issue an unlimited number of Common Shares. In connection with our formation, we issued an initial 40 Class I shares to TIAA on March 30, 2022, and on March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. As of September 30, 2025, TIAA owned 3,770,491 shares of the Fund’s Class I shares of beneficial interest, both directly and indirectly through private funds in which TIAA is the sole investor or that TIAA controls.
As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisifed the minimum offering requirement, and the Board authorized the release of proceeds from escrow.
The following table presents transactions in Common Shares during the three months ended September 30, 2025 (dollars in thousands except share amounts):

	Three Months Ended September 30, 2025
	Shares	Amount
CLASS S
Subscriptions	244,243	$5,969
Share transfers between classes	(8,114)	(199)
Distributions reinvested	14,149	346
Share repurchases, net of early repurchase deduction	(5,123)	(123)
Net increase (decrease)	245,155	$5,993
CLASS D
Subscriptions	156,568	$3,838
Share transfers between classes	—	—
Distributions reinvested	16,996	416
Share repurchases, net of early repurchase deduction	(12,773)	(313)
Net increase (decrease)	160,791	$3,941
CLASS I
Subscriptions	6,902,605	$169,189
Share transfers between classes	8,094	199
Distributions reinvested	454,497	11,138
Share repurchases, net of early repurchase deduction	(541,514)	(13,245)
Net increase (decrease)	6,823,682	$167,281

The following table presents transactions in Common Shares during the nine months ended September 30, 2025 (dollars in thousands except share amounts):

	Nine Months Ended September 30, 2025
	Shares	Amount
CLASS S
Subscriptions	827,474	$20,316
Share transfers between classes	(12,164)	(299)
Distributions reinvested	28,340	695
Share repurchases, net of early repurchase deduction	(6,380)	(154)
Net increase (decrease)	837,270	$20,558
CLASS D
Subscriptions	327,448	8,052
Share transfers between classes	(5,807)	(144)
Distributions reinvested	43,022	1,059
Share repurchases, net of early repurchase deduction	(22,874)	(561)
Net increase (decrease)	341,789	$8,406
CLASS I
Subscriptions	16,759,082	$412,413
Share transfers between classes	17,939	443
Distributions reinvested	1,231,830	30,341
Share repurchases, net of early repurchase deduction	(992,882)	(24,341)
Net increase (decrease)	17,015,969	$418,856
The following table presents transactions in Common Shares during the three months ended September 30, 2024 (dollars in thousands except share amounts):

	Three Months Ended September 30, 2024
	Shares	Amount
CLASS S
Subscriptions	195,340	$4,815
Share transfers between classes	—	—
Distributions reinvested	4,809	119
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	200,149	$4,934
CLASS D
Subscriptions	176,642	$4,363
Share transfers between classes	—	—
Distributions reinvested	10,012	247
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	186,654	$4,610
CLASS I
Subscriptions	1,238,921	$30,620
Share transfers between classes	—	—
Distributions reinvested	280,755	6,940
Share repurchases, net of early repurchase deduction	(15,531)	(383)
Net increase (decrease)	1,504,145	$37,177

The following table presents transactions in Common Shares during the nine months ended September 30, 2024 (dollars in thousands except share amounts):

	Nine Months Ended September 30, 2024
	Shares	Amount
CLASS S
Subscriptions	541,452	$13,345
Share transfers between classes	(4,107)	(101)
Distributions reinvested	10,571	261
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	547,916	$13,505
CLASS D
Subscriptions	631,751	$15,597
Share transfers between classes	—	—
Distributions reinvested	20,991	518
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	652,742	$16,115
CLASS I
Subscriptions	15,350,397	$378,684
Share transfers between classes	4,104	101
Distributions reinvested	510,428	12,604
Share repurchases, net of early repurchase deduction	(40,238)	(980)
Net increase (decrease)	15,824,691	$390,409
The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).
The following table presents each month-end net offering price for Class S, Class D, and Class I Common Shares, which approximately equals their respective NAV per share, for the nine months ended September 30, 2025 and 2024:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64
April 30, 2025	$24.54	$24.59	$24.60
May 31, 2025	$24.58	$24.63	$24.63
June 30, 2025	$24.47	$24.54	$24.54
July 31, 2025	$24.46	$24.52	$24.52
August 31, 2025	$24.42	$24.48	$24.48
September 30, 2025	$24.38	$24.45	$24.45

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
April 30, 2024	$24.59	$24.63	$24.63
May 31, 2024	$24.60	$24.64	$24.65
June 30, 2024	$24.64	$24.68	$24.69
July 31, 2024	$24.67	$24.71	$24.71
August 31, 2024	$24.70	$24.74	$24.75
September 30, 2024	$24.70	$24.74	$24.75
Distributions
The following tables summarize the Fund’s distributions recorded for the nine months ended September 30, 2025 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.183	$156
February 27, 2025	February 28, 2025	March 28, 2025	$0.183	$162
March 28, 2025	March 31, 2025	April 29, 2025	$0.183	$172
April 26, 2025	April 30, 2025	May 29, 2025	$0.183	$183
May 27, 2025	May 31, 2025	June 27, 2025	$0.183	$229
June 27, 2025	June 30, 2025	July 29, 2025	$0.183	$246
July 29, 2025	July 31, 2025	August 29, 2025	$0.183	$264
August 27, 2025	August 31, 2025	September 29, 2025	$0.183	$278
September 30, 2025	September 30, 2025	October 29, 2025	$0.183	$291
Total			$1.647	$1,981

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.195	$162
February 27, 2025	February 28, 2025	March 28, 2025	$0.195	$165
March 28, 2025	March 31, 2025	April 29, 2025	$0.195	$170
April 26, 2025	April 30, 2025	May 29, 2025	$0.195	$173
May 27, 2025	May 31, 2025	June 27, 2025	$0.195	$177
June 27, 2025	June 30, 2025	July 29, 2025	$0.195	$195
July 29, 2025	July 31, 2025	August 29, 2025	$0.195	$203
August 27, 2025	August 31, 2025	September 29, 2025	$0.195	$220
September 30, 2025	September 30, 2025	October 29, 2025	$0.195	$228
Total			$1.755	$1,693

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.200	$6,741
February 27, 2025	February 28, 2025	March 28, 2025	$0.200	$6,901
March 28, 2025	March 31, 2025	April 29, 2025	$0.200	$7,076
April 26, 2025	April 30, 2025	May 29, 2025	$0.200	$7,622
May 27, 2025	May 31, 2025	June 27, 2025	$0.200	$8,019
June 27, 2025	June 30, 2025	July 29, 2025	$0.200	$8,430
July 29, 2025	July 31, 2025	August 29, 2025	$0.200	$8,749
August 27, 2025	August 31, 2025	September 29, 2025	$0.200	$9,346
September 30, 2025	September 30, 2025	October 29, 2025	$0.200	$9,861
Total			$1.800	$72,745
_____________
(1)Distributions are net of distribution and servicing fees.

The following tables summarize the Fund’s distributions recorded for the nine months ended September 30, 2024 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91
July 29, 2024	July 31, 2024	August 28, 2024	$0.183	$96
August 28, 2024	August 31, 2024	September 27, 2024	$0.183	$111
September 27, 2024	September 30, 2024	October 28, 2024	$0.183	$128
Total			$1.797	$773

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112
July 29, 2024	July 31, 2024	August 28, 2024	$0.195	$127
August 28, 2024	August 31, 2024	September 27, 2024	$0.195	$140
September 27, 2024	September 30, 2024	October 28, 2024	$0.195	$149
Total			$1.905	$910

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.250	$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250	$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250	$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200	$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200	$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200	$5,685
July 29, 2024	July 31, 2024	August 28, 2024	$0.200	$5,795
August 28, 2024	August 31, 2024	September 27, 2024	$0.200	$5,887
September 27, 2024	September 30, 2024	October 28, 2024	$0.200	$5,985
Total			$1.950	$45,333
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
For the nine months ended September 30, 2025, approximately 992,882 Class I shares, 22,874 Class D shares, and 6,380 Class S shares were repurchased. For the nine months ended September 30, 2024, 40,238 Class I shares were repurchased.

The following tables present the share repurchases completed for the nine months ended September 30, 2025 and 2024 (dollars in thousands except share and per share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
May 30, 2025	Class I	June 30, 2025	$24.54	$5,131	209,244
May 30, 2025	Class D	June 30, 2025	$24.54	$113	4,634
May 30, 2025	Class S	June 30, 2025	$24.47	$31	1,257
August 29, 2025	Class I	September 29, 2025	$24.45	$13,245	541,514
August 29, 2025	Class D	September 29, 2025	$24.45	$313	12,773
August 29, 2025	Class S	September 29, 2025	$24.38	$123	5,123

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 29, 2024	Class I	March 29, 2024	24.62	273	11,327
May 30, 2024	Class I	June 28, 2024	24.69	324	13,380
August 29, 2024	Class I	September 27, 2024	24.75	383	15,531
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

As of September 30, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.88% per annum. As of September 30, 2024, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.93% per annum. Interest is payable monthly in arrears.
Scotiabank Credit Facility
On July 19, 2024, a wholly owned subsidiary of NCPCF, entered into a credit agreement (as amended from time to time, the “Scotiabank Credit Facility Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility”) with the lenders from time to time parties thereto, NCPCF, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility. In connection with the most recent amendment on May 22, 2025, SPV III and BSL SPV I were added as new borrowers (collectively, the “New Borrowers”). In addition, the amendment, among other things: (i) adjusted the total revolving commitment available to $150.0 million (subject to increases up to $450.0 million), subject to availability governed by an collateralization test; (ii) amended the applicable margin for the interest rate payable by each New Borrower, and (iii) extended the final maturity date from July 19, 2033 to May 22, 2034.
Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by the New Borrowers and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of September 30, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily, plus 2.15% per annum. Interest is payable quarterly. The Fund and the New Borrowers, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility Agreement includes usual and customary events of default for facilities of this nature. Borrowings under the Scotiabank Credit Facility will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.
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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the SMBC Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the SMBC Revolving Credit Facility. As of September 30, 2025, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.125% per annum.

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
As part of the 2024 Debt Securitization, CLO-I also entered into a loan agreement, dated July 16, 2024 (the “CLO-I Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders committed to make $35.0 million of AAA Class A-L 2024 Loans to CLO-I (the “2024 Loans” and, together with the 2024 Notes, the “2024 Debt”). The 2024 Loans bear interest at the three-month Term SOFR plus 1.70% (the “2024 Class A-L Loans”) and were fully drawn upon the closing of the transaction. Any lender may elect to convert all of the 2024 Class A-L Loans held by such lenders into Class A 2024 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
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

Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	Payments Due by Period
As of September 30, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$47,000	$—	$—	$47,000	$—
Scotiabank Credit Facility	13,500	—	—	—	13,500
SMBC Revolving Credit Facility	22,500	—	—	22,500
CLO-I	306,000	—	—	—	306,000
CLO-II	355,000	—	—	—	355,000
Total debt obligations	$744,000	$—	$—	$69,500	$674,500

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$325,000	$—	$—	$325,000	$—
Bank of Nova Scotia	278,500	—	—	—	278,500
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$909,500	$—	$—	$325,000	$584,500
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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	(379)	—	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	—	176	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 21, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
September 30, 2025	384	—	—	384	9.82%	September 30, 2028	0.15%
Total	$4,118	$—	$(2,039)	$2,079

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

For the nine months ended September 30, 2025, there were no Reimbursement Payments to Nuveen Alternative Holdings.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2025 and December 31, 2024. We may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

We apply the practical expedient relating to investments in certain portfolio companies that calculate NAV per share (or its equivalent). U.S. GAAP permits an entity holding investments in certain portfolio companies that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share or its equivalent as a practical expedient are not categorized within the fair value hierarchy, as described below.
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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with U.S. federal income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of September 30, 2025, the Fund did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Fund have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.

Recent Developments
Distributions
On October 27, 2025, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on December 1, 2025 to shareholders of record as of October 31, 2025.

Net Distribution
Class I Common Shares	$0.200
Class S Common Shares	$0.183
Class D Common Shares	$0.195
Scotiabank Credit Facility Amendment
On November 7, 2025, SPV III and BSL SPV I, as borrowers, and the Fund as servicer, entered into Amendment No. 1 to the Scotiabank Credit Facility Agreement, which was entered solely for the purpose of amending certain covenant terms.
Subscriptions
Subsequent to the fiscal quarter ended September 30, 2025, the Fund received approximately $102.3 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of November 10, 2025. As of November 10, 2025, the Fund has raised total gross proceeds of $1.4 billion in the continuous offering of its Common Shares.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effect of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025 and October 29, 2025, bringing the benchmark rate to the 3.75% to 4.00% range. While Federal Reserve officials had previously indicated the likelihood of three total rate cuts in 2025, the post-meeting statement following the October cut did not provide direction on plans for the December 2025 meeting. Given the evolving economic environment and continued focus on monitoring inflationary pressures, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will decrease our gross investment income and could result in lower net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in credit spreads on our portfolio investments, reductions in our operating expenses, or decreases in the interest rates on our borrowings.
As of September 30, 2025, on a fair value basis, approximately 4.44% of our debt investments bear interest at a fixed rate, and approximately 95.56% of our debt investments bear interest at a floating rate. As of September 30, 2025, 84.12% of our floating rate debt and income producing investments are subject to interest rate floors. Our credit facilities, along with our debt issued in our collateralized loan obligation, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses should interest rates increase by 100, 200 or 300 basis points or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held during the nine months ended September 30, 2025. Interest expense is calculated based on the terms of the credit facilities and collateralized loan obligations using the outstanding balance as of September 30, 2025. Interest expense on the credit facilities and the debt issued in our collateralized loan obligations is calculated using the interest rate as of September 30, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2025.

Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income (1)
- 300 Basis Points	$(41,467)	$(16,694)	$(24,773)
- 200 Basis Points	$(27,656)	$(11,129)	$(16,527)
- 100 Basis Points	$(13,831)	$(5,565)	$(8,266)
+100 Basis Points	$13,831	$5,565	$8,266
+200 Basis Points	$27,661	$11,129	$16,532
+300 Basis Points	$41,492	$16,694	$24,798
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

During the nine months ended September 30, 2025, we repurchased the following shares pursuant to the share repurchase program (dollars in thousands, except share and per share data):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
May 30, 2025	Class I	June 30, 2025	$24.54	$5,131	209,244
May 30, 2025	Class D	June 30, 2025	$24.54	$113	4,634
May 30, 2025	Class S	June 30, 2025	$24.47	$31	1,257
August 29, 2025	Class I	September 29, 2025	$24.45	$13,245	541,514
August 29, 2025	Class D	September 29, 2025	$24.45	$313	12,773
August 29, 2025	Class S	September 29, 2025	$24.38	$123	5,123
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

Item 6. Exhibits

3.1	Sixth Amended and Restated Declaration of Trust of the Registrant(1)

3.2	Fifth Amended and Restated Bylaws of the Registrant(3)

4.1	Form of Subscription Agreement*

4.2	Amended Distribution Reinvestment Plan(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 10, 2025