Form 10-K
period 2025-12-31
Nuveen Churchill Private Capital Income Fund
filed 2026-03-06
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2025, there was no established public market for any class of the registrant’s common shares of beneficial interest.
As of March 6, 2026, the registrant had outstanding 1,878,634, 1,325,772, and 57,076,181 Class S, Class D and Class I common shares of beneficial interest, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

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
•the impact of geopolitical conditions, including the conflict between Ukraine and Russia and the turmoil in Europe and the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with the Advisers, and/or their respective affiliates;
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
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) for U.S. federal income tax purposes and operate as a business development company ("BDC"); and
•the impact of future legislation and regulation on our business and our portfolio companies.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements except as otherwise provided by law.

PART I.
In this Annual Report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and the “Fund” refer to Nuveen Churchill Private Capital Income Fund, together with any consolidated subsidiaries;
•the term “the Adviser” refers to Churchill PCIF Advisor LLC, a Delaware limited liability company, which serves as our investment adviser, pursuant to an investment advisory agreement, dated as of May 28, 2024 (as amended on July 30, 2025, the “Advisory Agreement”);
•the term “Churchill” or the “Sub-Adviser” refers to Churchill Asset Management LLC, which serves as our investment sub-adviser as delegated by the Adviser pursuant to an amended and restated sub-advisory agreement, dated as of December 22, 2025, by and between the Adviser and Churchill (the “CAM Sub-Advisory Agreement”).
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
We are offering on a continuous basis up to $3.0 billion of common shares of beneficial interest (“Common Shares”). On May 17, 2022, the Securities and Exchange Commission (the “SEC”) granted an exemptive order permitting the Fund to offer multiple classes of Common Shares and to impose varying sales loads, asset-based service and/or distribution fees and early withdrawal fees. The Fund intends to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. None of the share classes being offered will have early withdrawal fees. The purchase price per share for each class of Common Shares will equal our net asset value (“NAV”) per share of each class as of the effective date of the monthly share purchase date. Nuveen Securities, LLC, as the intermediary manager for the offering (the “Intermediary Manager”), will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisfied the minimum offering requirement and the Fund’s Board of Trustees (the “Board”) authorized the release of proceeds from escrow.
Each of the Adviser, Churchill and Nuveen Asset Management are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are controlled by Nuveen. Nuveen is the investment management arm of Teachers Insurance and Annuity Association of America (“TIAA”), a life insurance company founded in 1918 by the Carnegie Foundation for the Advancement of Teaching and the companion organization of College Retirement Equities Fund.
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
The Sub-Adviser — Churchill Asset Management LLC
Churchill serves as our Sub-Adviser pursuant to the CAM Sub-Advisory Agreement. Churchill provides investment advisory and management services to us. Under the terms of the CAM Sub-Advisory Agreement, Churchill: (i) identifies, evaluates and negotiates the structure of investments (including performing due diligence on prospective portfolio companies); (ii) closes and monitors investments; and (iii) determines the securities and other assets to be purchased, retained or sold. The Adviser and Churchill have entered into the CAM Sub-Advisory Agreement, which has been approved by our Board, and the terms of which provide Churchill with broad delegated authority to oversee our portfolio.
In addition to serving as our Sub-Adviser, Churchill manages other middle market investment strategies for affiliated entities such as TIAA, its ultimate parent company, as well as for third-party institutional investors, private funds, CLOs and separate accounts, Nuveen Churchill Direct Lending Corp and Nuveen Churchill BDC V, each a BDC, and NC SLF Inc. and Corient Registered Alternatives Fund, each closed-end investment companies registered under the 1940 Act.

Churchill manages (directly or as a sub-adviser) over $63 billion of committed capital across its integrated capital solutions platform as of January 1, 2026. Churchill manages a range of vehicles, including BDCs, registered closed-end investment companies, separate accounts, structured finance products, and private funds investing in private middle market leveraged loans, subordinated debt, equity related securities, private equity, limited partner commitments, and related strategies. Of its over $63 billion of committed capital across the platform, Churchill manages over $12 billion in limited partner capital commitments to approximately 350 private equity funds on behalf of TIAA’s general account and third-party investors. Churchill offers a full array of solutions across the capital structure, benefiting from the investment guidance of its principals who have a long history of disciplined investing in the middle market across various economic cycles. With over $34 billion of committed capital dedicated to middle market private credit as of January 1, 2026, Churchill provides us with the ability to invest in larger transactions while limiting concentration in our portfolio. While it is managed and operated independently of TIAA and Nuveen, Churchill benefits from the scale, capital and resources of its parent companies.
The Investment Committee
All investment decisions for the Fund require the unanimous approval of the members of an investment committee dedicated to management of the Fund’s portfolio (the “Investment Committee”) comprised of Churchill Founders, Kenneth Kencel and Randy Schwimmer, together with the head of Senior Lending, Mathew Linett and the head of Private Equity and Junior Capital Solutions, Jason Strife. The Investment Committee is responsible for managing the investment program for the Fund, which is sourced by Churchill’s separate and distinct investment committees dedicated to senior loan investments and junior capital opportunities, respectively.
The Sub-Adviser — Nuveen Asset Management LLC
Nuveen Asset Management conducts its high yield corporate and leveraged loan investment activities through its leveraged finance platform (“Nuveen Leveraged Finance”), offering investors access to high yield, leveraged loan and alternative credit strategies that draw upon Nuveen’s size and scale. Nuveen provides a comprehensive range of outcome-focused investment solutions designed to secure the long-term financial goals of institutional and individual investors. As the investment management business of TIAA, Nuveen has approximately $1.4 trillion in assets under management as of December 31, 2025, with its affiliates offering deep expertise across a comprehensive range of traditional and alternative investments through a wide array of vehicles and customized strategies.
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
Incentive Fee Based on Income
The portion based on income is based on our Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or the percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).
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
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6% annualized).
We pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
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
CAM Sub-Advisory Agreement
Pursuant to the CAM Sub-Advisory Agreement, the Adviser will pay Churchill 85% of the aggregate amount of the management fee, the incentive fee on income, and the incentive fee on capital gains as set forth in the Advisory Agreement. The management fee and the incentive fee on income will be payable quarterly in arrears and the incentive fee on capital gains will be payable annually pursuant to the terms of the Advisory Agreement. Fees payable to Churchill will be borne entirely by the Adviser, and will not be directly incurred by the Fund.

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
Competitive Advantages
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
Scaled Platform with Extensive Private Credit Expertise
Since 2006, Churchill’s senior leadership team has worked together to establish a cycle-tested track record in direct lending and private capital investments. The Churchill team has deep middle market investment expertise, providing customized financing solutions to private equity-backed middle market companies across the capital structure, including senior loans, junior capital, equity co-investments and similar equity-related securities. Overseeing over $63 billion in committed capital as of January 1, 2026 and deploying over $16 billion in the year ended December 31, 2025 across its multiple investment strategies, Churchill is one of the most active direct lenders in the U.S. middle market. With over 200 dedicated professionals in New York, Charlotte, Chicago, Los Angeles and Palm Beach Gardens, Churchill operates a fully integrated investment platform with advanced infrastructure, risk management, investor relations, finance, operations, and legal support functions. The scale of Churchill’s platform provides us with the ability to invest in larger transactions with limited concentration in our portfolio. We believe that the breadth and depth of Churchill’s expertise, coupled with its long history of disciplined investment across industries and various economic cycles, provides differentiated strengths when sourcing and evaluating large and complex investment opportunities.

Unique Benefits from Alignment with Nuveen and TIAA
Churchill benefits substantially from the scale and resources of its parent company, Nuveen, and Nuveen’s ultimate parent company, TIAA. Nuveen, as the investment management division of TIAA, is one of the world’s largest asset managers with $1.4 trillion in assets under management as of December 31, 2025, of which approximately $143 billion is invested in private capital. TIAA, a leading provider of secure retirement and outcome-focused investment solutions to millions of people and thousands of institutions, is the fourth largest private debt investor in the world.1 Together, TIAA and Nuveen have been investors in the private debt and equity markets for over 50 years.
Leveraging the scale, capital and resources of Nuveen’s platform, Churchill is able to focus on its middle market investment expertise. Specifically, Nuveen’s distribution capabilities from its approximately 140 person U.S. wealth coverage team enable Churchill to prioritize originating, underwriting and managing its high quality, diversified portfolios while relying on Nuveen’s retail and wealth distribution platform.

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
Strong Private Equity Relationships and Fund Investments Drive Proprietary Origination Opportunities
Churchill believes it has established itself as a highly value-additive capital provider and partner of choice for leading private equity firms given its ability to provide a full array of scaled solutions across the capital structure. Churchill’s dedicated loan origination team has cultivated deep, long-standing relationships with over 750 middle market private equity firms across diversified strategies, industry focus and U.S. geographies. Of the over $63 billion of committed capital as of January 1, 2026, over $12 billion is comprised of committed capital that supports a carefully constructed portfolio of primary limited partner capital commitments made by TIAA and certain other institutional investor clients of Churchill to approximately 350 private equity funds primarily focused on the U.S. middle market. We believe Churchill’s role as a valuable limited partner and its fully integrated partnership approach helps drive differentiated origination opportunities often on an early look, first access basis. Additionally, we believe Churchill’s deep network of private equity relationships and representation on hundreds of private equity fund advisory boards further enhances Churchill’s proprietary deal sourcing advantages while remaining highly selective of investment opportunities without compromising on its stringent underwriting standards or transaction terms. Churchill is a trusted and desired financing partner, demonstrated by its ability to earn the lead or co-lead role in approximately 75% of its senior loan transaction volume in the trailing twelve-months ended December 31, 2025. In this capacity, Churchill is able to structure and negotiate transactions directly with the private equity sponsor, driving efficiencies and stronger relationships, often leading to the sponsor’s decision to select Churchill as a lead lending partner for subsequent transactions as well. Churchill’s sourcing strategy is not, however, entirely centered on leading every transaction as it also partners with other middle market lenders on attractive investment opportunities, helping to drive a more stable and reliable capital deployment pace in the middle market.
Many of Churchill’s senior management and investment team members have held senior positions at other middle market lending firms and continue to maintain strong relationships with numerous active participants in the segment. These long-established relationships help source incremental investment opportunities and contribute to the high levels of deal flow with approximately 1,200 first-lien senior secured debt and unitranche loan investment opportunities reviewed per year. In contrast, peer lenders who focus primarily on lead agency roles often can find themselves in direct competition with one another adversely impacting deal flow and selectivity. Churchill’s dual sourcing model emphasizes long-term partnerships, ensuring that Churchill can focus exclusively on investment credit quality. We believe we are well-positioned to take advantage of the demand for capital in the middle market, particularly from private equity sponsored middle market companies.

1 Source: Rankings published in the Private Debt Investor Magazine’s Global Investor 75, December 2025 Private Debt Investor Magazine’s research and analytics team carried out primary and secondary research on more than 100 institutions to produce rankings on the world’s largest institutional private debt investors based on the market value of private debt portfolios. Nuveen submitted data to the research and analytics team. There were no fees paid in connection with this recognition.

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

Proven Leadership Team with Extensive Private Capital Experience Across Economic Cycles

Churchill is led by industry veterans who bring on average more than 20 years of experience in middle market investing, the majority of whom have worked together for over a decade and have demonstrated an ability to prudently invest across various economic cycles at Churchill and its predecessor entities. Churchill was founded by current senior management team members Kenneth Kencel, Randy Schwimmer and Christopher Cox (the “Churchill Founders”), who have together unanimously approved all of the over 950 senior loans made by Churchill and its predecessor entities since 2006. This core management team has been strengthened with the addition of several additional senior executives from Churchill’s predecessor entities and its ultimate parent company, TIAA. Among these additional senior management colleagues are Mathew Linett, Shai Vichness, Kevin Meyer, Jill White and Kelli Marti (solely with respect to upper middle market senior loans) who comprise the remaining members of the investment committee dedicated to senior loan opportunities alongside the Churchill Founders. Additionally, in connection with its affiliation with TIAA, Churchill assumed management of TIAA’s private equity and junior capital investment management platform, resulting in a unified middle market private capital asset management firm that capitalizes on opportunities throughout the U.S. sponsor-backed middle market.

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

We have identified a number of key attributes when evaluating new investment opportunities that are aimed at offering attractive risk / reward characteristics. Our objective is to invest broadly across a diverse set of companies and industries to limit the risk of and the impact that a potential downturn could have on our overall portfolio. We target a diverse investment portfolio with an average investment size of 1 - 2% per portfolio company. Churchill’s investment teams seek to identify new transactions based on the following key criteria, while also applying in-depth fundamental underwriting and credit research to produce reliable investment decisions designed to minimize potential losses.
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

High-Quality Private Equity Sponsors

We focus on participating in transactions sponsored by what we believe to be high-quality private equity firms, as primarily determined by a private equity firm’s record of historical investment performance. Target investment opportunities typically include transactions where a private equity sponsor is willing to contribute significant equity capital as a percentage of enterprise value. We believe that private equity sponsors with significant equity capital at risk generally have the ability and strong incentive to support a borrower through a challenging economic environment with a variety of managerial, operational and financial resources, including potentially providing additional capital to the borrowers. We also evaluate a private equity sponsor’s role in the target company’s corporate governance and management which means the private equity sponsor is more likely to have an active and influential role in the target company’s operations and day-to-day activities. These factors, if identified, provide additional comfort and protection for our investments.

Portfolio Composition

As of December 31, 2025 and December 31, 2024, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$2,009,009	$2,001,896	92.86%	$1,563,049	$1,558,902	92.71%
Subordinated Debt (1)	112,927	110,299	5.12%	105,214	102,993	6.12%
Equity Investments	42,675	43,651	2.02%	19,418	19,714	1.17%
Total	$2,164,611	$2,155,846	100.00%	$1,687,681	$1,681,609	100.00%
Largest portfolio company investment	$29,783	$29,796	1.38%	$20,992	$21,429	1.27%
Average portfolio company investment	$6,786	$6,758	0.31%	$6,137	$6,115	0.36%
_______________
(1)As of December 31, 2025, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $61,168, mezzanine debt of $47,832, and structured debt of $1,299 at fair value, and second lien term loans and/or second lien notes of $63,332, mezzanine debt of $48,295 and structured debt of $1,300 at amortized cost. As of December 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $49,896 and mezzanine debt of $52,014, and structured debt of $1,083 at fair value, and second lien term loans and/or second lien notes of $51,588 and mezzanine debt of $52,535 and structured debt of $1,091 at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2025 and December 31, 2024 was as follows:

Industry	December 31, 2025	December 31, 2024
Aerospace & Defense	1.53%	1.93%
Automotive	1.37%	1.72%
Banking, Finance, Insurance & Real Estate	6.54%	3.90%
Beverage, Food & Tobacco	4.82%	5.40%
Capital Equipment	7.90%	7.45%
Chemicals, Plastics & Rubber	1.53%	2.64%
Construction & Building	6.53%	7.12%
Consumer Goods: Durable	1.65%	1.27%
Consumer Goods: Non-durable	3.02%	3.56%
Containers, Packaging & Glass	0.85%	1.14%
Energy: Electricity	1.98%	1.60%
Energy: Oil & Gas	0.58%	0.57%
Environmental Industries	3.92%	4.38%
Healthcare & Pharmaceuticals	13.80%	12.13%
High Tech Industries	8.13%	8.49%
Hotel, Gaming & Leisure	0.32%	0.38%
Media: Advertising, Printing & Publishing	0.78%	1.03%
Media: Broadcasting & Subscription	0.18%	0.33%
Media: Diversified & Production	0.21%	0.31%
Metals & Mining	0.07%	0.16%
Retail	—%	0.16%
Services: Business	18.85%	16.22%
Services: Consumer	3.68%	5.88%
Sovereign & Public Finance	0.42%	0.55%
Telecommunications	1.93%	2.50%
Transportation: Cargo	1.73%	2.02%
Transportation: Consumer	1.02%	1.13%
Utilities: Electric	4.03%	2.80%
Utilities: Water	0.69%	0.59%
Wholesale	1.94%	2.64%
Total	100.00%	100.00%
See the consolidated schedule of investments as of December 31, 2025 and December 31, 2024 in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Investment Process Overview
Churchill views the investment process employed on our behalf as consisting of four distinct phases described below:
Origination. Each investment team will source middle market investment opportunities through the investment team’s network of relationships with private equity firms and other middle market lenders. Each investment team believes that the strength and breadth of its relationships with numerous middle market private equity funds and overall deal sourcing capabilities should enable them to maximize deal flow, support a highly selective investment process, and afford us the opportunity to establish favorable portfolio diversification.

Investment Evaluation. Each investment team intends to utilize a systematic, consistent approach to credit and portfolio company evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging as well as accretive growth and exit assumptions under a “base case” set of projections (the “Base Case”); this Base Case generally reflects a more conservative estimate than the set of projections provided by a prospective portfolio company (the “Management Case”) and that of the private equity sponsor purchasing/financing the portfolio company, as applicable. The key criteria that each investment team evaluates includes (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (iii) a conclusion that the overall Base Case and, in most cases, the “Downside Case” allow for adequate debt repayment and deleveraging. In evaluating a particular investment opportunity, each investment team will put more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the portfolio company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing (among other considerations both quantitative and qualitative). Each investment team’s due diligence process for middle market investments will typically entail:
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
Each investment team’s deal screening, underwriting, approval and closing processes are substantially similar. The following chart summarizes the investment process of the investment teams:

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

Execution. In executing transactions, each investment team will apply what it believes is a thorough, consistent approach to credit evaluation, and maintain discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment professionals working on a proposed portfolio investment will deliver a memorandum to the relevant investment committee(s). Once an investment has been approved by a unanimous vote of such investment committee, the memorandum will be delivered to our investment committee. Once an investment has been approved by a unanimous vote of our investment committee, it will move through a series of steps, including an in-depth review of documentation by deal teams, negotiation of final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a portfolio investment is funded after execution of a final closing memorandum.
Monitoring. The investment teams view active portfolio monitoring as a vital part of the investment process and further consider regular dialogue with company management and sponsors as well as detailed, internally generated monitoring reports to be critical to monitoring performance. The investment teams will implement a monitoring template designed to reasonably ensure compliance with these standards. This template will be used as a tool by the investment teams to assess investment performance relative to plan.
As part of the monitoring process, the Senior Loan Investment Team has developed risk policies pursuant to which it will regularly assess the risk profile of each of the Fund’s Senior Loan investments, and in a similar manner the PEJC Investment Team will regularly assess the risk profile for each of the Fund’s Junior Capital Investments and Equity Co-Investments. The Investment Team will rate each investment based on our “Internal Risk Ratings”. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”
The investment teams monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. Each investment team reviews the investment ratings in connection with monthly and quarterly portfolio reviews. In addition, the investment teams employ what they believe is a proactive monitoring approach as illustrated in the chart below:

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

•    Senior management review of portfolio level metrics and trends
•    Deals covered in portfolio review depend on internal risk rating with downgraded senior loan investments and all junior capital investments reviewed each quarter
•    Review quarterly financials and compliance certificates
•    Complete portfolio valuations
•    Compare financials to prior year, budget, and the Base Case
•    Evaluate cushion to breakeven cash flow and covenant default levels
•    Review and confirmation of internal risk rating

•    Amendments and waivers negotiated, approved, documented, and closed by deal team
•    Conduct calls with agent, sponsor, and borrower as needed
•    Junior Capital Investment Team attends advisory board meetings to the extent they have observation rights
•    Monitor ESG risks, concerns and opportunities

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

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time, subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

We currently have in place two special purpose vehicle asset credit facilities (the “Bank of America Credit Facility” and the “Scotiabank Credit Facility”), a revolving credit facility (the “Revolving Credit Facility” and together with the Bank of America Credit Facility and the Scotiabank Credit Facility, the “Financing Facilities”), and two term debt securitizations (the “2024 Debt Securitization” and “2025 Debt Securitization”) and in the future may enter into additional credit facilities or term debt securitizations. For more information on the Financing Facilities, the 2024 Debt Securitization and the 2025 Debt Securitization, see Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Environmental, Social and Governance Policies

Churchill has established a Responsible Investing policy for its investment program. Churchill is focused on delivering attractive risk-adjusted returns to its clients, including the Fund, while upholding the highest ethical standards. Churchill assesses material environmental, social and governance ("ESG") factors as part of its investment process, which Churchill believes helps both create and protect value for its clients and is consistent with its fiduciary duties and efforts to maximize returns.
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
Churchill’s Responsible Investing policy is updated as needed to reflect changing practices and industry standards. The consideration of ESG factors as part of Churchill’s underwriting and portfolio management process, however, does not mean that the Fund pursues a specific ESG investment strategy or that an investment will be selected solely on the basis of ESG factors. Investment decisions are made solely on the basis of pecuniary factors, including Churchill’s determination that a particular investment features appropriate risk/reward characteristics, in particular the level of borrower creditworthiness and likelihood of repayment in light of all apparent risk factors, in order to arrive at a prudent assessment of the risk and return characteristics of such investment. Although Churchill’s view is that considering ESG factors as part of the investment process could potentially enhance or protect the performance of investments over the long-term, Churchill cannot guarantee that any consideration of ESG factors will positively impact the performance of the Fund.

Competition
Our primary competitors in providing credit investments to middle market companies include other BDCs, public and private funds, CLOs, commercial and investment banks, other middle market asset managers and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than those available to us. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than ours, which could allow them to consider a wider variety of investments and establish more relationships than those established by each of our investment teams. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. There cannot be any assurance that the competitive pressures faced by us will not have a material adverse effect on its business, financial condition and results of operations. See “Risk Factors – We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses” for further information.
Human Resource Capital
We do not have any employees and do not expect to have any employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of our sub-adviser, Churchill, who source, evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the CAM Sub-Advisory Agreement.
Non-Exchange Traded, Perpetual-Life BDC
The Fund is non-exchange traded, meaning its Common Shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their Common Shares on a quarterly basis, but we are not obligated to offer to repurchase any Common Shares in any particular quarter in our and our Board’s discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Fund being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.
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
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.

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
We generally are not able to issue and sell our Common Shares at a price below NAV per share. We may, however, issue and sell our Common Shares, options or rights to acquire our Common Shares, at a price below the then-current NAV of our Common Shares if (1) our Board determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders approved our policy and practice of making such sales within the preceding 12 months.
We also may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, prior approval by the SEC.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the total outstanding voting stock of any investment company (including Section 3(c)(1) private funds and Section 3(c)(7) private funds), hold securities in the investment company having an aggregate value in excess of 5% of the aggregate value of the Company’s total assets, or hold securities in investment companies having an aggregate value in excess of 10% of the value of the Company’s total assets. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental, and thus may be changed without shareholder approval.
Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the Securities and Exchange Commission (the "SEC"). An eligible portfolio company is defined in the 1940 Act as any issuer which:
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
Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies.
Issuance of Warrants, Options or Rights. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and our Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities; Asset Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the asset coverage ratio requirement at the time of the dividend distribution or repurchase. We also will be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. Our borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of Section 61(a)(2) of the 1940 Act.

Code of Ethics. We and each of the Advisers are each subject to a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by our officers and the Advisers’ employees. We have also adopted a separate code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions by our independent directors. Individuals subject to these codes are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. You may obtain copies of these codes of ethics by e-mailing our Adviser at Investor.relations@churchillam.com, or by writing to our Adviser at Investor Relations c/o Churchill Asset Management, 375 Park Avenue, 9th Floor, New York, NY 10152. The code of ethics is also available on the EDGAR database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, the prior approval of the SEC.
The Fund expects to co-invest on a concurrent basis with other affiliates of the Fund and the Advisers, unless doing so would be impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to the Fund and its affiliates, and the allocation procedures of Churchill. On August 5, 2025, the Fund and certain of its affiliates were granted an order for co-investment exemptive relief by the SEC based on an updated model of co-investment order that was recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on June 7, 2019 and amended on October 14, 2022. The Order permits the Fund to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when the Fund co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Fund disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Fund’s participation in the co-investment program. As required by the Order, the Fund has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Fund’s compliance with the conditions of the Order, and the Adviser and the Fund’s Chief Compliance Officer will provide reporting to the Board.
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
We intend to operate as a non-diversified management investment company; however, we may in the future be considered a diversified management investment company pursuant to the definitions set forth in the 1940 Act.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding trustees, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge by contacting the Adviser at: 375 Park Avenue, 9th Floor, New York, NY, 10152. Shareholders and the public may also view any materials we file with the SEC on the SEC’s website (http://www.sec.gov).
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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we generally must timely distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income and capital gains that are not timely distributed (or deemed distributed) to our shareholders.
In addition, we will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we intend to make distributions to our shareholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships” (as defined in the Code), or other income derived with respect to the business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled by us and which are determined,under applicable Code rules, engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount ("OID") (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each year the portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because OID or other amounts accrued will be included in our investment company taxable income for the year of accrual and before we receive any corresponding cash payments, we may be required to make a distribution to shareholders in order to satisfy the Annual Distribution Requirement, even though we would not have received any corresponding cash payment.
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
Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our shareholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to the Advisers and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder, which are currently not deductible.

Failure to Qualify as a RIC
If we fail to qualify for treatment as a RIC, and certain relief provisions are unable to be satisfied, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our shareholders. Distributions would not be required, but if such distributions are paid, including distributions of net long-term capital gain, they would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax imposed at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

ITEM 1A. RISK FACTORS
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us also may impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of our Common Shares could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
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
Our Board has the authority, except as otherwise prohibited by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and the value of our Common Shares. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions, and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways in which investors may not agree.
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
Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on the ability of Churchill to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective depends upon Churchill’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Adviser is responsible for the overall management of the Fund’s activities pursuant to the Advisory Agreement and has delegated substantially all of its day-to-day portfolio management responsibilities to Churchill pursuant to the CAM Sub-Advisory Agreement. The senior origination professionals and other personnel of Churchill and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.
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
Our Board has designated the Adviser as our Valuation Designee pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of our investments that do not have readily available market quotations. Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by the Valuation Designee, subject to the oversight of the Board. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause NAV on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our Common Shares based on an overstated NAV would pay a higher price than the value of the investments might warrant. Conversely, investors selling Common Shares during a period in which the NAV understates the value of investments will receive a lower price for their Common Shares than the value the investment portfolio might warrant.
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
We have not established any limit on the amount of funds we may use from certain available sources, such as proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Our use of borrowings, if any, to fund distributions is subject to the limitations set forth in Section VI.K of the NASAA Omnibus Guidelines (as defined below) and Section 5.4(f) of our Declaration of Trust. However, shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to makes such expense reimbursements or waivers of such fees. Further, if the Adviser elects to cover certain of our expenses pursuant to the Expense Support Agreement, this could cause a smoothing effect on our distributions because we will be able to pay distributions at times when we may otherwise be unable to. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. Further, the per share amount of distributions on Class S, Class D and Class I shares may differ because of different allocations of class-specific expenses. For example, distributions on Class S and Class D shares will be lower than on Class I shares because Class S and Class D shares are subject to different shareholder servicing and/or distribution fees. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or expense reimbursements that we may otherwise owe to them, if any.
Although we have implemented a share repurchase program, we have discretion to not repurchase your Common Shares or to suspend the program.
Our Board may amend or suspend the share repurchase program at any time in its discretion. You may not be able to sell your Common Shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program will have many limitations and should not be considered a guaranteed method to sell our Common Shares promptly or at any desired price.
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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer.” As a publicly reporting entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the value of our Common Shares.

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
We will be and we will remain an “emerging growth company” as defined in the JOBS Act for up to five years, measured from the date of the first sale of common equity securities pursuant to an effective registration statement, or until the earlier of (a) the last day of the first fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.
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
Terrorist acts, acts of war, global health emergencies, or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
In late February 2022, Russia launched a large-scale military attack on Ukraine, and the ongoing conflict has resulted in geopolitical volatility among Russia, Ukraine, Europe, NATO and other western countries, including the United States. In response to continued military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact various sectors of the Russian economy, including but not limited to: financials, energy, metals and mining, engineering and defense and defense-related materials sectors. Such sanctions may result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have divested their interests or otherwise curtailed business dealings with certain Russian businesses.
In addition, the ongoing conflicts in Europe and the Middle East and escalating tensions in the region may create volatility and disruption of global markets.
The ramifications of the conflicts and sanctions, however, may not be limited to Russia, Europe and the Middle East and Russian, European or Middle Eastern companies, respectively, but may extend to and negatively impact other regional and global economic markets (including the United States), companies in other countries and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and any further expansion of ongoing conflicts could increase financial market volatility, negatively impact regional and global economic markets, and have a negative effect on our investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, parties in such conflicts may take retaliatory actions, such as cyberattacks or espionage against other countries and companies around the world, and any such countermeasures could negatively impact such countries and/or the companies in which we invest. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Fund’s performance and the value of an investment in the Fund.

We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.
From time to time, capital markets may experience periods of disruption and instability. Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in Europe and the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effect of this volatility has materially impacted and could continue to materially impact our market risks. We anticipate our portfolio companies would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.
The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume, type, and quality of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available to us for investment and our returns, among other things. The U.S. credit markets (in particular for middle market loans) have experienced the following, among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.
These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, fluctuations in interest rates or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.
While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may negatively impact our earnings and result in decreased dividends to our shareholders.
If current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations. We also continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States, which could adversely impact our results of operations and financial condition.
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
In addition, we generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify as a RIC. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

We cannot be certain as to the duration or magnitude of the ongoing economic condition in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we have downgraded our internal ratings with respect to certain portfolio companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information becomes available.
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
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulations. While it cannot be known at this time whether any such regulations will be implemented or what forms they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations. On the other hand, regulatory changes in the traditional banking sector may provide more flexibility to bank lenders and increase competition for the types of investments that we make.
Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.
The U.S. government continues to enact and propose the imposition of new tariffs on specific countries and commodities, and may in the future increase or propose additional tariffs. In response, certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods or take other actions with respect to U.S. trade barriers. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.

The foregoing trade policy landscape has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Additionally, trade tensions, political disagreements, and regulatory concerns from trading partners may make customers, governments and investors more hesitant to engage with, purchase from, or invest in U.S.-based companies.
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
We, and others in our industry, are the targets of malicious cyber activity, which we work hard to prevent. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. The rapid evolution and scale of artificial intelligence technologies may also increase the likelihood or effectiveness of a cyberattack against us, the Advisers, our third-party service providers, or the portfolio companies in which we invest. For example, artificial intelligence-enabled fraud can materially impact the effectiveness of our traditional cybersecurity controls by accelerating and scaling social engineering, creating realistic synthetic documents, and defeating common authentication methods.
The Advisers and their third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. We also rely on the communications and information technology systems that the Adviser shares with TIAA, the ultimate parent company of the Advisers. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Advisers and their affiliates, including TIAA, may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal, and other information processed and stored in, and transmitted through, the Advisers’ computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss. Due to their reliance on TIAA’s information technology infrastructure, the failure of cybersecurity protection systems or a material cybersecurity event experienced by TIAA would likely have a direct impact on the Advisers and impair our ability to conduct business effectively. Additionally, if a significant number of the members of our management were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by the Advisers and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and portfolio companies in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.
The portfolio companies in which we invest are subject to similar risks, and any cybersecurity failures or breaches by such portfolio companies, or any of their third-party service providers, could adversely affect the portfolio company’s results of operations and financial condition, as described above.
Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. For example, the SEC adopted rules requiring disclosure of material cybersecurity incidents and disclosure relating to cybersecurity risk management, and amendments to

Regulation S-P governing policies and procedures designed to address unauthorized access to customer information. We may face increased costs to comply with any new or changing regulations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Currently, we are covered under TIAA’s insurance policy relating to cybersecurity risks; however, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.
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
We may be subject to risks associated with artificial intelligence.
Recent technological advances in artificial intelligence and machine learning technology may pose risks to us and our portfolio companies. We and the Advisers may utilize artificial intelligence tools in our business activities, including generative artificial intelligence technologies, machine learning, data analytics, and aggregation tools. The use of artificial intelligence is in its early stages, and ineffective or inadequate development or deployment could be costly and may involve unforeseen difficulties, such as undetected errors or material performance issues. Additionally, whether or not known to us, third-party service providers or other counterparties of ours or our portfolio companies may use artificial intelligence and machine learning technology in their business activities.
Because artificial intelligence is reliant on the collection and analysis of large amounts of data, the effectiveness of the results generated by such technology could be impacted by inaccuracies and/or errors, which may be material. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our investments. Artificial intelligence and its applications, including in the investment management and capital markets industries, continue to develop rapidly, and it is impossible to predict the future risks applicable to us that may arise from such developments.
In addition, regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations. Uncertainty in the legal and regulatory regime relating to artificial intelligence, such as evolving review by the SEC, the U.S. Federal Trade Commission, and other U.S. and non-U.S. agencies and regulators, may require significant resources to modify and maintain business practices to comply with such regulations.
Our business is dependent on bank relationships and any strain on the banking system may adversely impact us.
The financial markets have periodically encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that have experienced significant losses in connection with previous events of insolvency. In such distress events, it may be difficult for such banks to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there can be no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Any continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

Downgrades of the U.S. credit rating, automatic spending cuts or government shutdowns could negatively impact our liquidity, financial condition and earnings.
U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, but there is no guarantee that any such legislation will be passed in the future. Additionally, concerns over the United States’ budget deficit have led ratings agencies to lower, or threaten to lower, the long-term sovereign credit rating of the United States, including downgrades by Fitch from AAA to AA+ in August 2023 and by Moody’s from AAA to AA1 in May 2025. There is no guarantee that there will not be further downgrades, or downgrades by other ratings agencies, in the future.
The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, including most recently in the fall of 2025, and future disagreements may lead to additional shutdowns during periods of budget negotiation. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
U.S. policy changes may adversely affect our business.
Political and governmental shifts in the United States have led to changing stances on numerous domestic and international issues. These changes, along with the resulting economic uncertainty, could impact our ability to source, negotiate, execute, manage, or exit investments. Actions taken by the United States government domestically, in the Western hemisphere, or globally may have significant global effects—including on market and financial conditions, trade policies, tax rates, legal or regulatory regimes and broader economic and social dynamics. Such actions could also prompt additional reciprocal, retaliatory, or responsive measures from other countries, regional blocs (including the European Union), corporations, or other market participants. The United States has taken certain actions to, and has indicated that it may continue to seek to, withdraw from, renegotiate, amend, rescind or not abide by certain agreements, policies, regulations, statutes and other measures, and could pursue policy outcomes that may diverge significantly from prior assumptions. However, the specific measures that will be further implemented or enacted, as well as their impact on us and our portfolio companies, remain uncertain and could change frequently. Any such developments could materially affect our projections, goals, assumptions, targets, estimates, forecasts, strategies or plans in ways that cannot currently be determined with any certainty, including through effects (inside and outside the United States) on the desirability of certain financial or nonfinancial assets, the investability of certain countries or regions, the business prospects of certain industries, the certainty or predictability of legal systems and otherwise.
Global economic, political and market conditions may adversely affect our business or cause us to alter our business strategy.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, have long-term effects on the U.S. and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally.
The United Kingdom has ended its membership in the European Union and entered into certain agreements with the European Union to govern the future relationship between the parties. Such agreements implement significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies.

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
•generally have less publicly available information about their businesses, operations and financial condition, and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment; and
•may utilize off-balance sheet arrangements or maintain obligations that are not fully reflected on their balance sheets, such that we may not be able to identify, diligence or quantify the risks associated with our financing to such portfolio company.

Any of these factors or changes thereto could impair a portfolio company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a portfolio company’s ability to make scheduled payments on loans from us. This, in turn, may lead to their inability to make payments on outstanding borrowings, which could result in losses in our loan portfolio and a decrease in our net interest income and book value. Further, a portfolio company’s off-balance sheet obligations may increase that borrower’s effective leverage, reduce free cash flow and elevate default risk beyond what is apparent from the portfolio company’s financial statements or management reports, which may result in a miscalculation of the risk of our investment.
We are subject to risks associated with our senior loan investments.
We invest in senior loans, which are usually rated below investment grade or also may be unrated. As a result, the risks associated with senior loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments. Investments in senior loans rated below investment grade are considered speculative because of the credit risk of the company incurring the indebtedness. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a senior loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior loan may decline in value or become illiquid, which would adversely affect the senior loan’s value.
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
A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We also may incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. Additionally, deterioration in a portfolio company’s financial condition is often accompanied by deterioration in the value of the collateral securing our investment and any available collateral may prove to be unsaleable or saleable only at a price less than the loaned amount. The liquidity for defaulted loans may be limited, and to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon, which could result in a loss to us. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.
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
Our portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
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

•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation, making such income uncollectible.
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
We do not hold controlling equity positions in any of our portfolio companies and do not expect to hold controlling positions in the future. Our debt investments in portfolio companies may provide limited control features such as restrictions, for example, on the ability of a portfolio company to incur additional debt and limitations on a portfolio company’s discretion to use the proceeds of our investment for certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% equity ownership and also may be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, the termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its repayment and other obligations under the loans and other investments we hold. In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay. We may incur expenses to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. A portfolio company also may file for bankruptcy to stay foreclosure proceedings, delaying our ability to enforce our rights. This process will require time and resources that, if not resolved quickly and efficiently, could negatively impact our operating results.
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
General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.
The Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. While the Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A prolonged period of elevated interest rates can make it more expensive to use debt to finance our investments.
It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition. If interest rates decline and we are in a prolonged low-interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net investment income. Conversely, in an elevated interest rate environment, such difference could potentially increase thereby increasing our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to increase our distribution rate, which could reduce the value of our Common Shares. Further, elevated interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

In future periods of rising interest rates, to the extent we borrow money subject to a floating interest rate (such as the Bank of America Credit Facility and the Scotiabank Credit Facility), our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, elevated interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, high interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.
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
Rule 18f-4 under the 1940 Act relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we or the Adviser render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or the Adviser provided managerial assistance to that portfolio company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.
Environmental, social and governance factors may adversely affect our business or cause us to alter our business strategy.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency, and the consideration of ESG factors in our investment processes. Additionally, we risk damage to our brand and reputation if Churchill fails to originate, underwrite and manage assets on our behalf consistent with its ESG disclosures and practices. Adverse incidents with respect to ESG activities could impact the value of Churchill’s and the Fund’s brand, the cost of our operations, and our relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could increase our costs and adversely affect our business.
On the other hand, we may similarly face damage to our brand or reputation if we do not adequately address differing stakeholder and regulator perspectives on ESG policies and disclosure. Some stakeholders have increasingly expressed opposing views and investment expectations with respect to ESG initiatives, and certain regulators, including federal agencies, state legislatures and the U.S. Congress, have proposed, enacted, or indicated an intent to pursue, “anti-ESG” policies or initiated related investigations or litigation. This divergence increases the risk that any action, or lack thereof, with respect to ESG matters will be perceived negatively by at least some stakeholders and could adversely impact our reputation and business. Rules, regulations and stakeholder expectations concerning ESG matters have been subject to increased attention and shifting focus in recent years. If Churchill fails, or is perceived to fail, to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that Churchill’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.
Churchill’s consideration of ESG factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause Churchill to consider taking a different action than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds or other investors that do not consider such risks and opportunities.
The consideration of ESG factors as part of Churchill’s underwriting and portfolio management process, however, does not mean that the Fund pursues a specific ESG investment strategy or that an investment will be selected solely on the basis of ESG factors. Investment decisions are made solely on the basis of pecuniary factors, including Churchill’s determination that a particular investment features appropriate risk/reward characteristics, in particular the level of borrower creditworthiness and likelihood of repayment in light of all apparent risk factors, in order to arrive at a prudent assessment of the risk and return characteristics of such investment. Although Churchill’s view is that considering ESG factors as part of the investment process could potentially enhance or protect the performance of investments over the long-term, Churchill cannot guarantee that any consideration of ESG factors will positively impact the performance of the Fund.
The data we use to make ESG-related determinations may not guarantee that our investments satisfy applicable ESG criteria.
Churchill receives ESG-related data from third parties and evaluates potential investments in part based on third-party ESG rating systems. The criteria used in these ratings systems may conflict with actual results and may change frequently. We cannot predict how these third parties will score our portfolio companies nor can we have any assurance that they score our portfolio companies accurately.

The effect of global climate change may impact the operations and valuation of our portfolio companies.
Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather events (including wildfires, droughts, hurricanes, and floods) in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions, which in turn may impact the business operations of our portfolio companies.
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
Churchill evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the CAM Sub-Advisory Agreement and Nuveen Asset Management evaluates, negotiates, structures and monitors certain of our liquid investments in accordance with the NAM Sub-Advisory Agreement. We can offer no assurance, however, that the current senior investment professionals of Churchill or Nuveen Asset Management will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Nuveen and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective.
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
We, directly or through the Advisers, may obtain confidential information about the companies in which we may invest or be deemed to have such confidential information. The Advisers may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and the Advisers to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Advisers may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Advisers come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Advisers’ information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Advisers to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisers in the course of their duties. Additionally, there may be circumstances in which one or more individuals associated with our Advisers will be precluded from providing services to us because of certain confidential information available to those individuals or to our Advisers.
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
The senior investment professionals and members of the investment committees of each investment team serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by Churchill or its affiliates. Similarly, Churchill may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, certain members of the investment committees of our Advisers have and will continue to have management responsibilities for other investment funds, including Nuveen Churchill Direct Lending Corp. and Nuveen Churchill BDC V, each a BDC, and NC SLF Inc., a closed-end investment company registered under the 1940 Act, and other accounts or other investment vehicles sponsored or managed by affiliates of Churchill, or other third-party registered investment advisors. Churchill seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, Churchill or its affiliates also earn additional fees related to the securities in which the Fund invests, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions. For example, Churchill and its affiliates may act as an arranger, syndication agent or in a similar capacity with respect to securities in which the Fund invests, where Churchill’s investment staff sources and arranges financing transactions that may be eligible for investment by its client accounts (including the Fund), and in connection therewith commits to source, arrange and issue such financing instruments as may be required by the related issuer(s). In connection with such sourcing and arranging activity, such issuer(s) agree to pay to Churchill and its affiliates compensation in the form of closing or arrangement fees, which compensation is paid to them at or immediately prior to the funding of such financing, separately from management fees paid by the Fund. Additionally, affiliates of Churchill may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder.
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

The time and resources that individuals employed by Churchill devote to us may be diverted, and we may face additional competition because individuals employed by Churchill are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
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
We generally are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, of the SEC. Those transactions include purchases from, sales to, and so-called “joint” transactions, in which we and one or more of our affiliates engage in certain types of profit-making activities, with such affiliates. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be considered an affiliate of ours for purposes of the 1940 Act, and we generally are prohibited from engaging in purchases of assets from or sales of assets to or joint transactions with such affiliates, absent the prior approval of our Independent Trustees. Additionally, without receiving an exemptive order from the SEC, we are prohibited from engaging in purchases of assets from, or sales of assets to or joint transactions with certain affiliates, including our officers, trustees, and employees, and investment adviser (and its affiliates) and their clients (such as Nuveen Churchill Direct Lending Corp., NC SLF Inc., Nuveen Churchill BDC V, and Corient Registered Alternatives Fund), as well as any person that owns more than 25% of our voting securities. As a result of these restrictions, we may be limited in the scope of investment opportunities that would otherwise be available to us.
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
Additionally, we, the Advisers and certain other funds and accounts sponsored or managed by the Advisers and their affiliates have been granted the Order by the SEC, which permits the Fund to participate in joint transactions with the foregoing affiliates subject to the conditions of the Order.
When we are permitted to co-invest with the Advisers' or their affiliates’ other clients as permissible under regulatory guidance, applicable regulations, and in accordance with the Order, as discussed above, we do so pursuant to Churchill's allocation policy, which Churchill maintains in writing. Under this allocation policy, a portion of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by Churchill. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
In situations where co-investment with other funds or accounts managed by one of the Advisers or their affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients or where the different investments could be expected to result in a conflict between our interests and those of other clients of the Advisers that cannot be mitigated or otherwise addressed pursuant to the policies and procedures of the applicable Adviser, the applicable Adviser must decide which client will proceed with the investment. Each Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

The Adviser, Churchill and Nuveen Asset Management can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Each of the Adviser, Churchill and Nuveen Asset Management has the right to resign under the Advisory Agreement, the CAM Sub-Advisory Agreement, and the NAM Sub-Advisory Agreement, respectively, without penalty at any time upon 120 days’ written notice to us, whether we have found a replacement or not. If the Adviser or Churchill resigns, we may not be able to find a new investment adviser or sub-adviser, respectively, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If Nuveen Asset Management resigns, we may not be able to find a new sub-adviser or hire internal management with similar expertise to manage our liquid investments and the ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our Common Shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser, Churchill, Nuveen Asset Management and their affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
Churchill and its affiliates have previously purchased, and expect to continue to purchase, our Common Shares from time to time. Churchill and its affiliates will not acquire any Common Shares with the intention to resell or re-distribute such Common Shares. The purchase of Common Shares by Churchill and its affiliates could create certain risks, including, but not limited to, the following:
•Churchill and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our Common Shares; and
•substantial purchases of Common Shares by Churchill and its affiliates may limit Churchill’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.
The recommendations that the Adviser gives to us may differ from those rendered to its other clients.
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
We may bear more or less of the costs of soft dollar or other research benefits compared to other clients of Churchill, Nuveen Asset Management and each of their respective affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of Churchill and its affiliates. Research generated for Churchill’s credit strategy on our behalf will be used to benefit other investment strategies managed by Churchill and its affiliates, including the investment strategies of Nuveen Churchill Direct Lending Corp., NC SLF Inc., Nuveen Churchill BDC V, Corient Registered Alternatives Fund and other funds and accounts that Churchill manages. Furthermore, Churchill’s implementation of a credit strategy on our behalf will rely on its affiliates’ research efforts to manage the client/fund portfolios of such affiliates.
Our management and incentive fee structure may create incentives for Churchill and certain of its investment professionals that are not fully aligned with the interests of our shareholders.
The Advisory Agreement, the CAM Sub-Advisory Agreement and the NAM Sub-Advisory Agreement were not entered into on an arm’s-length basis with an unaffiliated third party, and as a result, the form and amount of compensation we pay the Adviser, and indirectly to Churchill and Nuveen Asset Management to manage our portfolio investments and certain of our liquid investments, respectively, may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.
The Intermediary Manager’s influence on our offering gives it the ability to increase the fees payable to the Adviser.
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
The Intermediary Manager is an affiliate of the Adviser and will not make an independent review of us or our offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of our offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the Intermediary Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. You will not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our Common Shares relative to publicly traded companies.
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
Finally, as a BDC, we retain greater flexibility to engage in transactions with our affiliates in alignment with the provisions set forth in Section 57 of the 1940 Act, which allows us to participate in certain transactions with certain non-control affiliates that would otherwise be prohibited if we receive the approval of a majority of our Independent Trustees pursuant to Section 57(f) of the 1940 Act, and other transactions with control affiliates that would otherwise be prohibited absent an exemptive order from the SEC. If we were to become regulated as a registered closed-end investment company, we would be subject to the provisions governing transactions with affiliates set forth in Section 17 of the 1940 Act, which would only allow us to participate in such affiliate transactions if we received an exemptive order from the SEC. These restrictions would limit our ability to effectuate our investment strategy and potentially hinder our operations and, in turn, our results.
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
The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Portfolio (Net of Expenses)
	(10)%	(5)%)	0%	5%	10%
Corresponding Return to Common Shareholders(1)	(12.50)%	(7.50)%	(2.50)%	2.50%	7.50%
_______________
(1) Based on (i) $2,226.6 million in total assets as of December 31, 2025, (ii) $795.5 million in outstanding indebtedness at par, as of December 31, 2025, (iii) $1,388.1 million in net assets as of December 31, 2025 and (iv) an average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2025, of 6.52%.
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
We are subject to risks associated with our debt securitizations, which, along with any future CLOs, may subject us to certain structured financing risks.
As a result of debt securitizations sponsored by us, including the 2024 Debt Securitization and the 2025 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In our debt securitizations, institutional investors purchase certain notes issued by our wholly-owned subsidiary in private placements. Pursuant to a collateral management agreement governing our debt securitization, we may incur liability as the collateral manager to our indirect, wholly-owned subsidiary. Additionally, as collateral manager to our indirect wholly-owned subsidiary, we manage multiple tranches of debt associated with the debt securitization. We also hold equity in the debt securitization, and this first loss position may create a more concentrated risk of loss compared to our overall portfolio. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.
The Notes and membership interests that we hold that were issued in our debt securitizations are subordinated obligations of the respective CLO and we could be prevented from receiving cash from such CLO.
The notes offered in each of the 2024 Debt Securitization and the 2025 Debt Securitization (together, the “Notes”) were issued by our indirect, wholly owned, consolidated subsidiaries (each, a “CLO”). The Notes that were issued by each CLO and retained by us are the most junior class of notes issued by the respective CLO, are subordinated in priority of payment to the other notes issued by the CLO and will be subject to certain payment restrictions set forth in the respective indenture governing the Notes issued by such CLO. Therefore, we only receive cash distributions on the Notes if such CLO has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by the CLO has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Notes that we have retained at their redemption could be reduced. If the CLO does not meet the asset coverage tests or the interest coverage test set forth in the documents governing such debt securitization, cash would be diverted from the Notes that we hold to first pay the more senior notes issued by the CLO in amounts sufficient to cause such tests to be satisfied. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with the CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.
Each CLO is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by such CLO have been paid in full on each payment date or upon maturity of such notes under the applicable debt securitization documents. As the holder of the membership interests in the CLOs, we could receive distributions, if any, only to the extent that the CLO makes distributions out of funds remaining after holders of all classes of notes issued by the CLO have been paid in full on the payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from either CLO, we could be unable to make distributions in amounts sufficient to qualify as a RIC, or at all.
We may be subject to conflicts of interest caused by our role as a collateral manager in CLO transactions.
We serve as collateral manager to each CLO under a collateral management agreement, and we may serve as collateral manager for additional CLOs in the future. There may be conflicts of interest associated with sponsoring and managing the CLOs, including from the issuance of debt securitizations through future CLOs we create to refinance our secured borrowings. In creating a CLO, we depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. A CLO also may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. Our use of CLOs that we manage to satisfy financing needs, including through the declaration of distributions or the negotiation of terms and covenants in the debt it issues, may create conflicts of interest.
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

U.S. Federal Income Tax Risks
We will be subject to U.S. federal income tax imposed at corporate rates on our earnings if we are unable to qualify or maintain our qualification as a RIC under subchapter M of the Code.
We have elected, and intend to qualify annually, as a RIC under subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To qualify as a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute (or are deemed to distribute) to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. We will be subject to U.S. federal income tax imposed at corporate rates on any income that we do not timely distribute. In addition, we may be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income and gain unless we distribute (or are deemed to distribute) each calendar year at least the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ended on October 31 of the calendar year, and (iii) any certain undistributed amounts from the previous years on which we paid no U.S.federal income tax. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to satisfy these distribution requirements and receive RIC tax treatment. If we are unable to obtain cash needed to pay such annual distributions from other sources, or choose or are required to retain a portion of our taxable income or gains, we may fail to qualify as a RIC and, thus, may be subject to U.S. federal income tax imposed at corporate rates on our entire taxable income without regard to any distributions made by us.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships” (as that term is defined in the Code), or other income derived from the business of investing in stock or securities.
In order to qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, as of the end of each quarter of our taxable year, (1) at least 50% of the value of our assets must consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets may be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships” (as that term is defined in the Code).
Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments are in private or thinly traded public companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for or maintain RIC tax treatment for any reason, and certain cure provisions are not applicable, we will become subject to U.S. federal income tax imposed at corporate rates on all of our taxable income (including our net capital gains). The resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our shareholders, and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as OID, or through contractual PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contractual PIK arrangements, will be included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.
Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to U.S. federal income tax.

Some of our investments may be subject to U.S. federal income tax imposed at corporate rates.
We may invest in certain debt and equity investments through subsidiaries that are classified as corporations for U.S. federal income tax purposes and the taxable income of these subsidiaries will be subject to U.S. federal and state income taxes imposed at corporate rates. We may invest in certain foreign debt and equity investments that could be subject to foreign taxes (such as income tax, withholding and value added taxes).
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
The Fund expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Fund. U.S. federal income tax rules are not entirely clear about issues such as when the Fund may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Fund, to the extent necessary, to preserve its tax treatment as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax imposed at corporate rates.
We cannot predict how new tax legislation will affect us, the Advisers, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income tax are subject to ongoing review by the legislative branch, the Internal Revenue Service, and the U.S. Treasury Department. The likelihood of any such legislation being enacted is uncertain. New legislation, U.S. Treasury Regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affecting our ability to qualify as a RIC or otherwise negatively impacting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. Investors are urged to consult with their tax advisor regarding legislative, regulatory, or administrative tax developments and proposals and their potential effect on an investment in our Common Shares.
Risks Related to an Investment in our Common Shares
We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Common Shares. Additionally, the Adviser will select our investments, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.
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
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, for so long as our credit facility is outstanding, or pursuant to any other credit facility or borrowing facility we enter into in the future, we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.
Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed our current and accumulated earnings and profits generally would be treated as a return of capital up to the amount of a shareholder’s adjusted tax basis in our Common Shares, with any amounts exceeding such adjusted tax basis treated as a gain from the sale or exchange of such Common Shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which could constitute a return of shareholders’ capital and will lower such shareholders’ adjusted tax basis in our Common Shares, which may result in increased tax liability to shareholders when they sell such Common Shares.
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
Because our Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Fund increased to more than 5%, thus triggering this filing requirement.Although we provide in our quarterly financial statements the amount of our outstanding Common Shares and the amount of the investor’s Common Shares, the responsibility for determining the filing obligations and preparing the filing remains with the investor. In addition, owners of 10% or more of our Common Shares are subject to reporting obligations under Section 16(a) of the Exchange Act.

Certain investors may be subject to the short-swing profits rules under the Exchange Act.
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

Holders of our Common Shares will not have preemptive rights to any Common Shares we issue in the future. Our Declaration of Trust allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in our offering, our Board may elect, without shareholder approval, to: (1) sell additional Common Shares in our current or future public offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our Independent Trustees or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after your purchase in our offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our Common Shares or their interests in the underlying assets held by our subsidiaries.
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

TIAA actively monitors the current cyber threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Fund and the Advisers, in connection with their day-to-day operations. TIAA’s cybersecurity leadership team are responsible for maintaining and overseeing the overall state of TIAA’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting TIAA and its affiliates, including the Fund, the Advisers and their respective third-party service providers.

TIAA’s management team, including its Chief Information Security Officer, is responsible for assessing and managing material risks from cybersecurity threats to the TIAA organization, including the Fund and the Advisers. TIAA’s Chief Information Security Officer and cybersecurity leaders have significant expertise in this area, including in IT and cybersecurity engineering, and have cybersecurity leadership experience in other major financial institutions.

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
ITEM 3. LEGAL PROCEEDINGS
We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we and/or our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business also is subject to extensive regulation, which may result in regulatory proceedings against us.
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
Holders
As of March 6, 2026, there were 2,755 holders of record of our Class I shares of beneficial interest, 435 holders of record of our Class S shares of beneficial interest and 297 holders of record of our Class D shares of beneficial interest.
Sales of Unregistered Securities
We did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
Distributions
The Fund has paid monthly distributions commencing with the first full calendar quarter after the Escrow Break Date. Any distributions declared in the future will be at the discretion of the Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
Share Repurchase Program
The Fund has commenced a share repurchase program in which it intends to repurchase in each quarter, at the discretion of the Board, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board, in its sole discretion, may amend or suspend the share repurchase program if it deems such action to be in the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of the Fund and shareholders, and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to the Fund and shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All Common Shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.
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
The following table presents the share repurchases completed for the year ended December 31, 2025:

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
May 30, 2025	Class I	June 30, 2025	$24.54	$5,131	209,244
May 30, 2025	Class D	June 30, 2025	$24.54	$113	4,634
May 30, 2025	Class S	June 30, 2025	$24.47	$31	1,257
August 29, 2025	Class I	September 29, 2025	$24.45	$13,245	541,514
August 29, 2025	Class D	September 29, 2025	$24.45	$313	12,773
August 29, 2025	Class S	September 29, 2025	$24.38	$123	5,123
November 28, 2025	Class I	December 29, 2025	$24.32	$13,846	569,346
November 28, 2025	Class D	December 29, 2025	$24.32	$152	6,265
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

ITEM 6. RESERVED

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in this management's discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Private Capital Income Fund, including its wholly owned subsidiaries (collectively, "we", "us", "our" or the "Fund"). The information contained in this section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Annual Report on Form 10-K. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Churchill NCPCIF CLO-I LLC (“CLO-I” and f/k/a “SPV I”), Churchill NCPCIF CLO-II LLC (“CLO-II”), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), NCPCIF SPV III, LLC (“SPV III”), and NCPCIF BSL SPV I, LLC (“BSL SPV I”) are wholly owned subsidiaries of the Fund and are consolidated in these consolidated financial statements commencing from the date of their respective formation.
On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into a promissory note with TIAA and issued Class I shares to TIAA.

On December 11, 2024, we completed the acquisition of substantially all of the assets of Nuveen Churchill Private Credit Fund (“NCPCF” and the acquisition of NCPCF, the “NCPCF Acquisition”) pursuant to a Purchase and Sale Agreement, dated October 23, 2024 (the “Purchase Agreement”), between the Fund and NCPCF. Prior to NCPCF’s dissolution, the Fund and NCPCF were affiliated BDCs, and NCPCF was externally managed by Churchill. Pursuant to the Purchase Agreement, at the Effective Time (as defined in the Purchase Agreement), we delivered to NCPCF an aggregate purchase price of $221.0 million, equal to the net asset value of NCPCF as of December 9, 2024, at which time NCPCF sold, transferred, assigned and conveyed to us substantially all of its assets, and we assumed all of NCPCF’s liabilities, including $281.5 million of indebtedness outstanding under the Scotiabank Credit Facility (as defined below).
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
Key Components of Our Results of Operations
Investments
Our level of investment activity varies substantially from period to period depending on many factors, including the amount we have available to invest, as well as the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity in the middle market, the general economic environment and the competitive environment for the types of investments we make.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the 1940 Act, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million. In addition, we must be organized in the United States to qualify as a BDC.
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
Expenses
The Advisers and their respective affiliates are responsible for the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to us. We bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to the Fund (such as items (iii) and (iv) listed below). We will not reimburse the Administrator or the Adviser for any rent or depreciation, utilities, capital equipment, expenses or other administrative items incurred by the Sponsor (as defined in the Omnibus Guidelines, as defined below), or salaries, fringe benefits, travel expenses and other administrative items incurred by or allocated to any Controlling Person of the Sponsor (as defined in the Omnibus Guidelines).

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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the years ended December 31, 2025 and 2024 is presented below (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024
Net funded investment activity
New gross commitments at par (1) (2)	$878,827	$1,095,696
Net investments funded (2)	790,668	879,719
Investments sold or repaid	(309,078)	(201,591)
Net funded investment activity	$481,590	$678,128

Gross commitments at par (1) (2)
First-lien debt	$832,024	$1,056,481
Subordinated debt	28,515	27,773
Equity investments	18,288	11,442
Total gross commitments	$878,827	$1,095,696

Portfolio company activity
Portfolio companies, beginning of period	275	159
Number of new portfolio companies	79	159
Number of exited portfolio companies	(35)	(43)
Portfolio companies, end of period	319	275
Count of investments	609	477
Count of industries	29	30

New Investment Activity
Weighted average annual interest rate on new debt investments at par	8.58%	9.54%
Weighted average annual interest rate on new floating rate debt investments at par	8.47%	9.48%
Weighted average spread on new floating rate debt investments at par	4.51%	4.75%
Weighted average annual coupon on new fixed rate debt investments at par	13.10%	13.62%
________
(1) Gross commitments at par includes unfunded investment commitments.
(2) Gross commitments at par and investments funded for the year ended December 31, 2024 excludes gross commitments and funded investments of $519,489 and $489,637, respectively, acquired in connection with the NCPCF Acquisition. For additional information, see “Part II, Item 8 — Consolidated Financial Statements — Note 11 “NCPCF Acquisition”.

2

As of December 31, 2025, our debt investment portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $87.9 million.(1)
•Weighted average of 2.6x interest coverage ratio for our first-lien loans.(2)
•Weighted average of 4.7x net leverage.(3)
•Weighted average loan-to-value of 40.6%.(4)
•Approximately 73.2% of our debt investments have financial maintenance covenants.(5)
_______________
(1) These calculations include all private debt investments for which fair value is determined by our Adviser in its capacity as the valuation designee (the “Valuation Designee”) of the Fund's board of trustees (the “Board”) and excludes quoted assets. Including quoted assets, the weighted average reporting annual EBITDA is $191.2 million. Amounts are weighted based on the fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.
(2) The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes Junior Capital Investments and Equity Co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 60.01% of our total investments, and 64.63% of our total first lien loan investments, in each case based upon fair value.
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
(5) Represents the percentage of Senior Loan Investments and Junior Capital Investments with one or more financial maintenance covenants and excludes debt investments in liquid fixed-income securities (including broadly syndicated loans). Including debt investments in liquid fixed-income securities, approximately 67.51% our total debt investments have financial maintenance covenants.

As of December 31, 2025 and December 31, 2024, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$2,009,009	$2,001,896	92.86%	$1,563,049	$1,558,902	92.71%
Subordinated Debt (1)	112,927	110,299	5.12%	105,214	102,993	6.12%
Equity Investments	42,675	43,651	2.02%	19,418	19,714	1.17%
Total	$2,164,611	$2,155,846	100.00%	$1,687,681	$1,681,609	100.00%
Largest portfolio company investment	$29,783	$29,796	1.38%	$20,992	$21,429	1.27%
Average portfolio company investment	$6,786	$6,758	0.31%	$6,137	$6,115	0.36%
_______________
(1)As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $61,168, mezzanine debt of $47,832 and structured debt of $1,299, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $63,332, mezzanine debt of $48,295 and structured debt of $1,300. As of December 31, 2024, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014 and structured debt of $1,083, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $51,588, mezzanine debt of $52,535, and structured debt of $1,091.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2025 and December 31, 2024 was as follows:

Industry	December 31, 2025	December 31, 2024
Aerospace & Defense	1.53%	1.93%
Automotive	1.37%	1.72%
Banking, Finance, Insurance & Real Estate	6.54%	3.90%
Beverage, Food & Tobacco	4.82%	5.40%
Capital Equipment	7.90%	7.45%
Chemicals, Plastics & Rubber	1.53%	2.64%
Construction & Building	6.53%	7.12%
Consumer Goods: Durable	1.65%	1.27%
Consumer Goods: Non-durable	3.02%	3.56%
Containers, Packaging & Glass	0.85%	1.14%
Energy: Electricity	1.98%	1.60%
Energy: Oil & Gas	0.58%	0.57%
Environmental Industries	3.92%	4.38%
Healthcare & Pharmaceuticals	13.80%	12.13%
High Tech Industries	8.13%	8.49%
Hotel, Gaming & Leisure	0.32%	0.38%
Media: Advertising, Printing & Publishing	0.78%	1.03%
Media: Broadcasting & Subscription	0.18%	0.33%
Media: Diversified & Production	0.21%	0.31%
Metals & Mining	0.07%	0.16%
Retail	—%	0.16%
Services: Business	18.85%	16.22%
Services: Consumer	3.68%	5.88%
Sovereign & Public Finance	0.42%	0.55%
Telecommunications	1.93%	2.50%
Transportation: Cargo	1.73%	2.02%
Transportation: Consumer	1.02%	1.13%
Utilities: Electric	4.03%	2.80%
Utilities: Water	0.69%	0.59%
Wholesale	1.94%	2.64%
Total	100.00%	100.00%
The weighted average yields of our investments as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost (1)	8.82%	9.78%
Weighted average yield on debt and income producing investments, at fair value (2)	8.86%	9.80%
Percentage of debt investments bearing a floating rate	95.73%	94.53%
Percentage of debt investments bearing a fixed rate	4.27%	5.47%
_______________
(1)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2025 was 8.82%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2024 was 9.74%.
(2)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2025 was 8.86%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2024 was 9.78%.

As of December 31, 2025, 85.29% and 85.29% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2024, 79.01% and 78.98% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio, and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 9.78% to 8.82% from December 31, 2024 to December 31, 2025. The decrease in weighted average yields was primarily due to overall tightening of spreads in newly originated investments and lower base interest rates.
Private equity mergers and acquisitions activity concluded 2025 with strong momentum, as the recovery that began in the second half of the year gained traction through the fourth quarter following earlier disruptions arising from global trade policy uncertainty. Improving market fundamentals and restored sponsor confidence in the macro environment, including greater clarity regarding the direction of interest rates, drove increased transaction execution during 2025. Repayment activity remained elevated during the fourth quarter of 2025, driven by a combination of new transaction activity and selective refinancings, as borrowers continued to capitalize on investor demand and favorable market conditions. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well-positioned to benefit from the positive market momentum.
Despite this market recovery, certain macro-economic risks and uncertainties remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. Additionally, the rapid evolution and adoption of artificial intelligence technologies may create both opportunities and challenges for businesses, potentially reshaping competitive dynamics, operational models, and workforce requirements across industries. In light of these changes, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, strong levels of free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions or competitive market dynamics will not adversely impact certain of our portfolio companies, which could impact our future results.
Asset Quality

In addition to various risk management and monitoring tools, we use the Advisers’ investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio, with the exception of the Liquid Investments managed by the leveraged finance division of Nuveen Asset Management. Churchill, in its capacity as sub-adviser, utilizes a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company (the “Management Case”). The following is a description of the conditions associated with each investment rating:
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	December 31, 2025			December 31, 2024
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	72,748	3.37	5	71,387	4.25	6
4	1,707,845	79.22	206	1,323,870	78.73	177
5	130,449	6.05	21	76,022	4.52	13
6	70,810	3.28	9	14,828	0.88	2
7	—	—	—	8,239	0.49	2
8	9,506	0.44	2	—	—	—
9	—	—	—	—	—	—
10	—	—	—	3,400	0.20	1
Total	$1,991,358	92.36%	243	$1,497,746	89.07%	201
_______________
(1)Liquid Investments managed by the leveraged finance division of Nuveen Asset Management are excluded from the investment ratings table. As of December 31, 2025, there were 76 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $164,488 or 7.64% of the portfolio. As of December 31, 2024, there were 74 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $183,863 or 10.93% of the portfolio.
As of December 31, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively. As of December 31, 2025, the Fund had an investment in one portfolio company on non-accrual status. The cost of the investment on non-accrual status was $0.2 million, which represents approximately 0.01% of total investments at cost. As of December 31, 2024, the Fund had an investment in one portfolio company on non-accrual status. The cost of the investment on non-accrual status was $7,455, which represents approximately 0.44% of total investments at cost.

Results of Operations
Operating results for the years ended December 31, 2025, 2024, and 2023 were as follows (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$174,301	$91,861	$45,200
Payment-in-kind interest income	6,688	4,427	2,333
Dividend income	121	65	123
Other income	1,289	722	178
Total investment income	182,399	97,075	47,834

Expenses:
Interest and debt financing expenses	55,661	19,269	10,752
Management fees (See Note 5)	8,071	4,667	1,292
Income based incentive fees (See Note 5)	16,510	10,089	3,108
Professional fees	2,810	1,040	762
Board of Trustees’ fees	513	508	508
Administration fees (See Note 5)	1,766	825	517
Other general and administrative expenses	2,877	2,064	682
Distribution and shareholder servicing fees
Class S	274	108	5
Class D	51	35	1
Offering costs	949	600	659
Total expenses	89,482	39,205	18,286
Expense support (See Note 5)	(1,327)	(764)	(750)
Management fees waived (See Note 5)	(1,395)	(3,001)	(1,292)
Incentive fees waived (See Note 5)	(6,519)	(10,089)	(3,108)
Net expenses	80,241	25,351	13,136
Net investment income before excise taxes	102,158	71,724	34,698
Excise taxes	—	202	31
Net investment income	102,158	71,522	34,667

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(14,214)	766	768
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(2,693)	(1,940)	(652)
Income tax (provision) benefit	(561)	32	(61)
Total net change in unrealized appreciation (depreciation):	(3,254)	(1,908)	(713)
Total net realized and unrealized gain (loss) on investments	(17,468)	(1,142)	55

Net increase (decrease) in net assets resulting from operations	$84,690	$70,380	$34,722

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income increased to $182.4 million for the year ended December 31, 2025, from $97.1 million for the year ended December 31, 2024, primarily due to an increase in our deployed capital and the NCPCF Acquisition. This increase was partially offset by a decrease in the weighted average yield on our debt and income-producing investments resulting from market spread tightening and a decline in SOFR. As of December 31, 2025, the size of our portfolio increased to $2.2 billion from $1.7 billion, as of December 31, 2024, at cost. As of December 31, 2025, the weighted average yield of our debt and income producing investments decreased to 8.82% from 9.78% as of December 31, 2024, at cost, primarily due to tightening of spreads on newly originated investments and the decline in base interest rates. We expect our portfolio and investment income to continue growing as we raise and deploy capital through our offering. Shifts in base interest rates, such as SOFR and other applicable benchmark rates, may affect our investment income.
Investment income increased to $97.1 million for the year ended December 31, 2024, from $47.8 million for the year ended December 31, 2023, primarily due to increased investment activities driven by an increase in our deployed capital, slightly offset by a decrease in the weighted average yield of our debt and income producing investments as a result of market spread tightening and a decline in SOFR. As of December 31, 2024, the size of our portfolio increased to $1.7 billion from $516.2 million, as of December 31, 2023, at cost. As of December 31, 2024, the weighted average yield of our debt and income producing investments decreased to 9.78% from 11.33% as of December 31, 2023, at cost, primarily due to overall tightening of spreads in newly originated investments, the refinancing or repricing of existing portfolio companies, and the decline in base interest rates.

Expenses
Total expenses before expense support, waived fees and excise taxes increased to $89.5 million for the year ended December 31, 2025, from $39.2 million for the year ended December 31, 2024.
Interest and debt financing expenses increased for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to higher average daily borrowings resulting from increased borrowing capacity through new credit facilities and debt securitization transactions, as further described below, partially offset by a decrease in the average interest rate. The average daily borrowings for the year ended December 31, 2025 were $809.8 million, compared to $251.0 million for the year ended December 31, 2024. The average interest rate for the year ended December 31, 2025 was 6.52%, compared to 7.43% for the year ended December 31, 2024.
Management and incentive fees increased following the expiration of waivers. Our Adviser had waived 100% of the management fee from the Escrow Break Date through May 31, 2024, then waived 50% of the management fee for the period from June 1, 2024 through May 31, 2025. The increase in management fees for the year ended December 31, 2025 was primarily attributable to the increase in our net assets and the expiration of the fee waivers.

Additionally, our Adviser's waiver of incentive fees on income expired effective May 31, 2025. For the year ended December 31, 2025, income-based incentive fees totaled $16.5 million, of which $6.5 million was waived during the first and second quarters of 2025 prior to the expiration of the waiver. The increase in incentive fees for the year ended December 31, 2025, compared to the same periods in 2024, was primarily attributable to higher net investment income and the expiration of the fee waiver. As of December 31, 2025, income-based incentive fees payable to the Adviser totaled $4.4 million. No capital gains incentive fees were incurred during the year ended December 31, 2025 or 2024.

Total expenses before expense support, waived fees and excise taxes increased to $39.2 million for the year ended December 31, 2024, from $18.3 million for the year ended December 31, 2023, primarily due to the accrual of the management fee and the income based incentive fee following the Escrow Break Date. As described above, our Adviser waived 100% of the management fee until June 1, 2024, then 50% through May 31, 2025, and waived 100% of the income-based incentive fee through May 31, 2025.
Interest and debt financing expenses increased for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to higher average daily borrowings as a result of the increase in borrowing capacity under the Bank of America Credit Facility, the completion of the 2024 Debt Securitization, and the addition of the Scotiabank Credit Facility (each defined below). The average daily borrowings for the year ended December 31, 2024 were $251.0 million, compared to $136.9 million for the year ended December 31, 2023. The average interest rate for the year ended December 31, 2024 was 7.43%, compared to 7.73% for the year ended December 31, 2023.

Other operating expenses also increased as the Fund grew. Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Fund. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. Professional, administration, and other general and administrative fees for the years ended December 31, 2025, 2024, and 2023 were $7.5 million, $3.9 million and $2.0 million, respectively.

The expense support amount represents expenses paid on our behalf in accordance with the Expense Support Agreement, which are subject to reimbursement by us in accordance with the agreement's terms. For the years ended December 31, 2025, 2024, and 2023, expense support totaled $(1.3) million, $(0.8) million and $(0.8) million, respectively.

Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the year ended December 31, 2025, we recorded a net realized loss on investments of $(14.2) million primarily driven by the restructuring of four underperforming debt positions, compared to a net realized gain of $0.8 million for the year ended December 31, 2024.
We recorded a net change in unrealized loss of $(2.7) million for the year ended December 31, 2025, compared to a net change in unrealized loss of $(1.9) million for the year ended December 31, 2024. The net change in unrealized loss for the year ended December 31, 2025 compared to the comparable period in 2024 resulted from modest softening in performance of certain of our portfolio companies, partially offset by the tightening of market spreads.

For the year ended December 31, 2024, we recorded a net realized gain on investments of $0.8 million primarily driven by full or partial repayments and sales of certain of our investments compared to a net realized gain of $0.8 million for the year ended December 31, 2023.
We recorded a net change in unrealized loss of $(1.9) million for the year ended December 31, 2024, compared to a net change in unrealized loss of $(0.7) million for the year ended December 31, 2023. The net change in unrealized loss for the year ended December 31, 2024 compared to the comparable period in 2023 resulted primarily from modest softening in performance of certain of our portfolio companies, partially offset by the tightening of market spreads.

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
As of December 31, 2025, our debt consisted of asset based leverage facilities, a revolving credit facility and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, we are only permitted to borrow amounts such that our asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of December 31, 2025, our asset coverage was 274.50%.
Cash and cash equivalents as of December 31, 2025, taken together with our available debt, are expected to be sufficient for our investment activities and to conduct our operations in the near term. As of December 31, 2025, we had $278.1 million available under our Bank of America Credit Facility, $97.0 million available under our Scotiabank Credit Facility and $78.5 million available under our SMBC Revolving Credit Facility.

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
For the year ended December 31, 2025, our cash and cash equivalents balance decreased by $12.8 million. During that period, $382.4 million was used in operating activities, primarily due to investment purchases of $790.7 million, offset by $309.1 million in repayments and sales of investments in portfolio companies. During the same period, $369.7 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $578.2 million and $916.5 million, respectively, partially offset by repayments of secured borrowings and distributions paid to our shareholders of $1.0 billion and $59.4 million, respectively.
For the year ended December 31, 2024, our cash and cash equivalents balance increased by $58.3 million. During that period, $807.1 million was used in operating activities, primarily due to investment purchases of $879.7 million, offset by $201.6 million in repayments and sales of investments in portfolio companies, and $206.5 million payout in connection with the NCPCF Acquisition. During the same period, $865.4 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $450.0 million and $1.0 billion, respectively, offset by repayments of secured borrowings of $549.9 million.
For the year ended December 31, 2023, our cash and cash equivalents balance decreased by $57.1 million. During that period, $127.9 million was used in operating activities, primarily due to investment purchases of $206.9 million, offset by $47.5 million in repayments and sales of investments in portfolio companies. During the same period, $70.8 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings $92.9 million and $135.3 million, respectively, offset by repayments of secured borrowings of $124.5 million.
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
Equity
The Fund is authorized to issue an unlimited number of Common Shares. In connection with our formation, we issued an initial 40 Class I shares to TIAA on March 30, 2022, and on March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. As of December 31, 2025, TIAA owned 3,503,145 shares of the Fund’s Class I shares of beneficial interest, both directly and indirectly through private funds in which TIAA is the sole investor or that TIAA controls.
As of June 1, 2023 (the “Escrow Break Date”), the Fund had satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow.

The following table presents transactions in Common Shares during the year ended December 31, 2025 (dollars in thousands except share amounts):

	For the Year Ended December 31, 2025
	Shares	Amount
CLASS S
Subscriptions	998,234	$24,472
Share transfers between classes	(18,246)	(447)
Distributions reinvested	44,457	1,088
Share repurchases, net of early repurchase deduction	(6,380)	(154)
Net increase (decrease)	1,018,065	$24,959
CLASS D
Subscriptions	429,425	10,541
Share transfers between classes	(5,807)	(144)
Distributions reinvested	62,518	1,535
Share repurchases, net of early repurchase deduction	(29,139)	(713)
Net increase (decrease)	456,997	$11,219
CLASS I
Subscriptions	22,116,070	$543,180
Share transfers between classes	24,004	591
Distributions reinvested	1,706,594	41,929
Share repurchases, net of early repurchase deduction	(1,562,228)	(38,189)
Net increase (decrease)	22,284,440	$547,511

The following table presents transactions in Common Shares during the year ended December 31, 2024 (dollars in thousands except share amounts):

	For the Year Ended December 31, 2024
	Shares	Amount
CLASS S
Subscriptions	588,317	$14,498
Share transfers between classes	(4,107)	(101)
Distributions reinvested	15,443	381
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	599,653	$14,778
CLASS D
Subscriptions	687,471	$16,976
Share transfers between classes	—	—
Distributions reinvested	32,300	798
Share repurchases, net of early repurchase deduction	(12,686)	(314)
Net increase (decrease)	707,085	$17,460
CLASS I
Subscriptions	16,956,717	$418,484
Share transfers between classes	4,104	101
Distributions reinvested	806,467	19,936
Share repurchases, net of early repurchase deduction	(108,531)	(2,672)
Net increase (decrease)	17,658,757	$435,849
The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).
The following table presents each month-end net offering price for Class S, Class D, and Class I Common Shares, which approximately equals their respective NAV per share, for the years ended December 31, 2025 and 2024:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64
April 30, 2025	$24.54	$24.59	$24.60
May 31, 2025	$24.58	$24.63	$24.63
June 30, 2025	$24.47	$24.54	$24.54
July 31, 2025	$24.46	$24.52	$24.52
August 31, 2025	$24.42	$24.48	$24.48
September 30, 2025	$24.38	$24.45	$24.45
October 31, 2025	$24.32	$24.38	$24.38
November 30, 2025	$24.32	$24.39	$24.39
December 31, 2025	$24.25	$24.32	$24.32

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.71	$24.73	$24.74
February 29, 2024	$24.72	$24.75	$24.75
March 31, 2024	$24.58	$24.61	$24.62
April 30, 2024	$24.59	$24.63	$24.63
May 31, 2024	$24.60	$24.64	$24.65
June 30, 2024	$24.64	$24.68	$24.69
July 31, 2024	$24.67	$24.71	$24.71
August 31, 2024	$24.70	$24.74	$24.75
September 30, 2024	$24.70	$24.74	$24.75
October 31, 2024	$24.71	$24.76	$24.77
November 30, 2024	$24.73	$24.78	$24.79
December 31, 2024	$24.74	$24.79	$24.80
Distributions
The following tables summarize the Fund’s distributions recorded for the year ended December 31, 2025 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.183	$156
February 27, 2025	February 28, 2025	March 28, 2025	$0.183	$162
March 28, 2025	March 31, 2025	April 29, 2025	$0.183	$172
April 26, 2025	April 30, 2025	May 29, 2025	$0.183	$183
May 27, 2025	May 31, 2025	June 27, 2025	$0.183	$229
June 27, 2025	June 30, 2025	July 29, 2025	$0.183	$246
July 29, 2025	July 31, 2025	August 29, 2025	$0.183	$264
August 27, 2025	August 31, 2025	September 29, 2025	$0.183	$278
September 30, 2025	September 30, 2025	October 29, 2025	$0.183	$291
October 27, 2025	October 31, 2025	December 1, 2025	$0.183	$301
November 28, 2025	November 30, 2025	December 29, 2025	$0.153	$257
December 26, 2025	December 31, 2025	January 29, 2026	$0.153	$270
Total			$2.136	$2,809

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.195	$162
February 27, 2025	February 28, 2025	March 28, 2025	$0.195	$165
March 28, 2025	March 31, 2025	April 29, 2025	$0.195	$170
April 26, 2025	April 30, 2025	May 29, 2025	$0.195	$173
May 27, 2025	May 31, 2025	June 27, 2025	$0.195	$177
June 27, 2025	June 30, 2025	July 29, 2025	$0.195	$195
July 29, 2025	July 31, 2025	August 29, 2025	$0.195	$203
August 27, 2025	August 31, 2025	September 29, 2025	$0.195	$220
September 30, 2025	September 30, 2025	October 29, 2025	$0.195	$228
October 27, 2025	October 31, 2025	December 1, 2025	$0.195	$235
November 28, 2025	November 30, 2025	December 29, 2025	$0.165	$208
December 26, 2025	December 31, 2025	January 29, 2026	$0.165	$211
Total			$2.280	$2,347

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.200	$6,741
February 27, 2025	February 28, 2025	March 28, 2025	$0.200	$6,901
March 28, 2025	March 31, 2025	April 29, 2025	$0.200	$7,076
April 26, 2025	April 30, 2025	May 29, 2025	$0.200	$7,622
May 27, 2025	May 31, 2025	June 27, 2025	$0.200	$8,019
June 27, 2025	June 30, 2025	July 29, 2025	$0.200	$8,430
July 29, 2025	July 31, 2025	August 29, 2025	$0.200	$8,749
August 27, 2025	August 31, 2025	September 29, 2025	$0.200	$9,346
September 30, 2025	September 30, 2025	October 29, 2025	$0.200	$9,861
October 27, 2025	October 31, 2025	December 1, 2025	$0.200	$10,211
November 28, 2025	November 30, 2025	December 29, 2025	$0.170	$8,999
December 26, 2025	December 31, 2025	January 29, 2026	$0.170	$9,279
Total			$2.340	$101,234
_____________
(1)Distributions are net of distribution and servicing fees.

The following tables summarize the Fund’s distributions recorded for the year ended December 31, 2024 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91
July 29, 2024	July 31, 2024	August 28, 2024	$0.183	$96
August 28, 2024	August 31, 2024	September 27, 2024	$0.183	$111
September 27, 2024	September 30, 2024	October 28, 2024	$0.183	$128
October 28, 2024	October 31, 2024	November 26, 2024	$0.183	$134
November 26, 2024	November 30, 2024	December 27, 2024	$0.183	$137
December 26, 2024	December 31, 2024	January 28, 2025	$0.202 (2)	$151
Total			$2.365	$1,195

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112
July 29, 2024	July 31, 2024	August 28, 2024	$0.195	$127
August 28, 2024	August 31, 2024	September 27, 2024	$0.195	$140
September 27, 2024	September 30, 2024	October 28, 2024	$0.195	$149
October 28, 2024	October 31, 2024	November 26, 2024	$0.195	$151
November 26, 2024	November 30, 2024	December 27, 2024	$0.195	$157
December 26, 2024	December 31, 2024	January 28, 2025	$0.215 (3)	$179
Total			$2.510	$1,397

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.250	$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250	$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250	$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200	$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200	$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200	$5,685
July 29, 2024	July 31, 2024	August 28, 2024	$0.200	$5,795
August 28, 2024	August 31, 2024	September 27, 2024	$0.200	$5,887
September 27, 2024	September 30, 2024	October 28, 2024	$0.200	$5,985
October 28, 2024	October 31, 2024	November 26, 2024	$0.200	$6,066
November 26, 2024	November 30, 2024	December 27, 2024	$0.200	$6,167
December 26, 2024	December 31, 2024	January 28, 2025	$0.22 (4)	$7,000
Total			$2.570	$64,566
_______________
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

See Note 10 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on the federal income tax characterization of distributions declared and paid.

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
For the year ended December 31, 2025, approximately 1,562,228 Class I shares, 29,139 Class D shares, and 6,380 Class S shares were repurchased. For the year ended December 31, 2024, approximately 108,531 Class I shares and 12,686 Class D shares were repurchased.
The following tables present the share repurchases completed for the years ended December 31, 2025 and 2024 (dollars in thousands except share and per share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
May 30, 2025	Class I	June 30, 2025	$24.54	$5,131	209,244
May 30, 2025	Class D	June 30, 2025	$24.54	$113	4,634
May 30, 2025	Class S	June 30, 2025	$24.47	$31	1,257
August 29, 2025	Class I	September 29, 2025	$24.45	$13,245	541,514
August 29, 2025	Class D	September 29, 2025	$24.45	$313	12,773
August 29, 2025	Class S	September 29, 2025	$24.38	$123	5,123
November 28, 2025	Class I	December 29, 2025	$24.32	$13,846	569,346
November 28, 2025	Class D	December 29, 2025	$24.32	$152	6,265

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
August 29, 2024	Class I	September 27, 2024	$24.75	$383	15,531
November 27, 2024	Class I	December 27, 2024	$24.80	$1,692	68,293
November 27, 2024	Class D	December 27, 2024	$24.79	$314	12,686
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
Bank of America Credit Facility

On April 19, 2022, a wholly owned subsidiary of the Fund entered into a credit agreement with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (as amended from time to time, the “Bank of America Credit Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”). On July 16, 2024, SPV II entered into the borrower joinder agreement to become party to the Bank of America Credit Agreement and pledged all of its assets to the collateral agent to secure its obligations under the Bank of America Credit Facility.

The most recent amendment on December 19, 2025, among other things (i) revises the Applicable Rate (as defined in the Bank of America Credit Agreement) calculation for the first three months following the amendment date to the (A) sum of (1) 1.60% multiplied by the lesser of (x) the Adjusted Principal Balance (as defined in the Bank of America Credit Agreement) of all Eligible Collateral Assets (as defined in the Bank of America Credit Agreement) that are Qualifying Syndicated Loans (as defined in the Bank of America Credit Agreement) or (y) 30% of the Adjusted Principal Balance of all Eligible Collateral Assets, plus (2) 1.80% multiplied by (x) the Adjusted Principal Balance of all Eligible Collateral Assets minus the amount determined in clause (II)(i)(a)(y) of the definition of “Applicable Rate” divided by (B) the Aggregate Adjusted Principal Balance (as defined in the Bank of America Credit Agreement); (ii) incorporates an additional Applicable Rate such that, starting after the three-month anniversary of the amendment date, the Applicable Rate will be equal to 1.80% per annum, (iii) extends the availability period from September 19, 2027 to March 19, 2028; (iv) extends the maturity date of the facility from September 19, 2029 to March 19, 2030; and (v) revises the Make-Whole Percentage (as defined in the Bank of America Credit Agreement) from 0.0% to 0.25% for the period from December 19, 2026 through December 19, 2027, and 0.0% thereafter. The maximum amount available under the Bank of America Credit Facility is $350,000.

Borrowings under the Bank of America Credit Facility bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Bank of America Credit Facility are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Bank of America Credit Agreement. Advances under the Bank of America Credit Facility may be prepaid and reborrowed at any time during the Availability Period (as defined therein), but any termination or reduction of the facility amount is subject to certain conditions. The Fund and SPV II have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.

As of December 31, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.75% per annum. As of December 31, 2024, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.93% per annum. Interest is payable monthly in arrears.

Scotiabank Credit Facility
On July 19, 2024, a wholly owned subsidiary of NCPCF, entered into a credit agreement (as amended from time to time, the “Scotiabank Credit Facility Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility”) with the lenders from time to time parties thereto, NCPCF, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility. In connection with an amendment on May 22, 2025, SPV III and BSL SPV I were added as new borrowers (collectively, the “New Borrowers”). In addition, the amendment, among other things: (i) adjusted the total revolving commitment available to $150.0 million (subject to increases up to $450.0 million), subject to availability governed by a collateralization test; (ii) amended the applicable margin for the interest rate payable by each New Borrower, and (iii) extended the final maturity date from July 19, 2033 to May 22, 2034.
Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by the New Borrowers and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of December 31, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily, plus 2.08% per annum. Interest is payable quarterly. The Fund and the New Borrowers, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility Agreement includes usual and customary events of default for facilities of this nature. Borrowings under the Scotiabank Credit Facility will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.
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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the SMBC Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the SMBC Revolving Credit Facility. As of December 31, 2025, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.125% per annum.

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

Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of December 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$67,000	$—	$—	$67,000	$—
Scotiabank Credit Facility	46,000	—	—	—	46,000
SMBC Revolving Credit Facility	21,500	—	—	21,500	—
CLO-I	306,000	—	—	—	306,000
CLO-II	355,000	—	—	—	355,000
Total debt obligations	$795,500	$—	$—	$88,500	$707,000

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$325,000	$—	$—	$325,000	$—
Scotiabank Credit Facility	278,500	—	—	—	278,500
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$909,500	$—	$—	$325,000	$584,500
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

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	(379)	—	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	(176)	—	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 31, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
September 30, 2025	384	—	—	384	9.82%	September 30, 2028	0.15%
December 31, 2025	413	—	—	413	8.88%	December 31, 2028	0.23%
Total	$4,531	$—	$(2,215)	$2,316
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

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2025 and December 31, 2024. We may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
For more information on the fair value hierarchy, our framework for determining fair value and the composition of our portfolio, see Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Distributions from the Fund's equity investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company.
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
U.S. Federal Income Taxes
We have elected to be regulated as a BDC under the 1940 Act. We have elected, and intend to qualify annually, to be treated as a RIC under the Code; however, no assurance can be given that the Fund will be able to qualify for and maintain RIC tax status. So long as we maintain our qualification as a RIC, we generally will not be subject to U.S. federal income or U.S. federal excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, the Fund did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Fund have any unrecognized tax benefits.
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

We have entered into the Financing Facilities, the 2024 Debt Securitization, and the 2025 Debt Securitization, and intend to establish additional credit facilities or enter into other financing arrangements in the future to facilitate investments and the timely payment of our expenses. It is anticipated that any such financing facilities will bear interest at floating rates at to-be-determined spreads, such as SOFR. We cannot assure shareholders that we will be able to enter into a financing facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Recent Developments
Distributions
On January 29, 2026, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on February 27, 2026 to shareholders of record as of January 31, 2026.

Net Distribution
Class I Common Shares	$0.170
Class S Common Shares	$0.153
Class D Common Shares	$0.165
On February 25, 2026, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on or about March 27, 2026 to shareholders of record as of February 28, 2026.

Net Distribution
Class I Common Shares	$0.170
Class S Common Shares	$0.153
Class D Common Shares	$0.165
Subscriptions
Subsequent to the fiscal quarter ended December 31, 2025, the Fund received approximately $115.9 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of March 6, 2026. As of March 6, 2026, the Fund has raised total gross proceeds of $1.5 billion in the continuous offering of its Common Shares.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the turmoil in Europe and the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the Valuation Designee, in accordance with our valuation policy, subject to the oversight of the Board and based on, among other things, the input of the independent third-party valuation firms engaged by the Valuation Designee. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025, October 29, 2025, and December 10, 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at its January 28, 2026 meeting. These reductions represented cumulative cuts of 75 basis points during 2025, as the Federal Reserve balanced persistent inflationary pressures against signs of labor market softness. Core inflation, while moderating from earlier levels, remains above the Federal Reserve's stated target. Given the evolving economic environment and the Federal Reserve's continued focus on monitoring both inflationary pressures and labor market conditions, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will decrease our gross investment income and could result in lower net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in credit spreads on our portfolio investments, reductions in our operating expenses, or decreases in the interest rates on our borrowings.
As of December 31, 2025, on a fair value basis, approximately 4.27% of our debt investments bear interest at a fixed rate, and approximately 95.73% of our debt investments bear interest at a floating rate. As of December 31, 2025, 85.29% of our floating rate debt and income producing investments are subject to interest rate floors. Our credit facilities, along with our debt issued in our collateralized loan obligation, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the annualized impact of hypothetical base rate changes on net cash flows generated from interest income and expenses should interest rates increase by 100, 200 or 300 basis points or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2025. Interest expense is calculated based on the terms of the credit facilities and collateralized loan obligations using the outstanding balance as of December 31, 2025. Interest expense on our credit facilities and the debt issued in our collateralized loan obligations are calculated using the interest rate as of December 31, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2025.

Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income (1)
- 300 Basis Points	$(58,206)	$(19,579)	$(38,627)
- 200 Basis Points	$(40,680)	$(13,053)	$(27,627)
- 100 Basis Points	$(20,353)	$(6,526)	$(13,827)
+100 Basis Points	$20,403	$6,526	$13,877
+200 Basis Points	$40,807	$13,053	$27,754
+300 Basis Points	$61,210	$19,579	$41,631
_____________
(1)    Excludes the impact of income based incentive fees.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements attached to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Nuveen Churchill Private Capital Income Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Nuveen Churchill Private Capital Income Fund and its subsidiaries (the “Fund”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, portfolio company investees, fund administrators and agent banks; when replies were not received from portfolio company investees and agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 6, 2026

We have served as the Fund’s auditor since 2022.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (cost of $2,164,611 and $1,687,681, respectively)	$2,155,846	$1,681,609
Cash	7,627	3,721
Cash equivalents	46,560	63,223
Interest receivable	13,332	10,794
Due from affiliate for expense support (See Note 5)	2,316	3,624
Receivable for investments sold	431	13,454
Deferred offering costs	404	67
Prepaid expenses	46	44
Total assets	$2,226,562	$1,776,536

Liabilities
Secured borrowings (net of $9,022 and $3,853 deferred financing costs, respectively) (See Note 6)	$786,478	$905,647
Payable for investments purchased	10,809	12,061
Management fees payable	868	745
Incentive fees payable	4,425	—
Interest payable	6,783	15,671
Due to affiliate for expense support (See Note 5)	2,316	3,624
Distributions payable	9,764	7,329
Payable for share repurchases	13,999	2,006
Board of Trustees' fees payable	128	325
Offering costs payable	—	75
Accounts payable and accrued expenses	2,863	2,913
Total liabilities	$838,433	$950,396

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,767,556 and 749,491 Class S shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	18	$7
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,271,348 and 814,351 Class D shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	13	8
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 54,034,583 and 31,750,143 Class I shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	540	318
Paid-in-capital in excess of par value	1,408,419	824,944
Total distributable earnings (loss)	(20,861)	863
Total net assets	$1,388,129	$826,140

Total liabilities and net assets	$2,226,562	$1,776,536

Net Asset Value per Share
Class S Shares:
Net assets	$42,872	$18,546
Net asset value per share	$24.25	$24.74
Class D Shares:
Net assets	$30,926	$20,188
Net asset value per share	$24.32	$24.79
Class I Shares:
Net assets	$1,314,331	$787,406
Net asset value per share	$24.32	$24.80

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$174,301	$91,861	$45,200
Payment-in-kind interest income	6,688	4,427	2,333
Dividend income	121	65	123
Other income	1,289	722	178
Total investment income	182,399	97,075	47,834

Expenses:
Interest and debt financing expenses	55,661	19,269	10,752
Management fees (Note 5)	8,071	4,667	1,292
Income based incentive fees (Note 5)	16,510	10,089	3,108
Professional fees	2,810	1,040	762
Board of Trustees’ fees	513	508	508
Administration fees (See Note 5)	1,766	825	517
Other general and administrative expenses	2,877	2,064	682
Distribution and shareholder servicing fees
Class S	274	108	5
Class D	51	35	1
Offering costs	949	600	659
Total expenses	89,482	39,205	18,286
Expense support (See Note 5)	(1,327)	(764)	(750)
Management fees waived (Note 5)	(1,395)	(3,001)	(1,292)
Incentive fees waived (Note 5)	(6,519)	(10,089)	(3,108)
Net expenses	80,241	25,351	13,136
Excise taxes	—	202	31
Net investment income	102,158	71,522	34,667

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(14,214)	766	768
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(2,693)	(1,940)	(652)
Income tax (provision) benefit	(561)	32	(61)
Total net change in unrealized appreciation (depreciation):	(3,254)	(1,908)	(713)
Total net realized and unrealized gain (loss) on investments	(17,468)	(1,142)	55

Net increase (decrease) in net assets resulting from operations	$84,690	$70,380	$34,722

The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended December 31,
	2025	2024	2023
Per share data:
Net investment income per share - Class S common share	$1.99	$2.46	$0.73
Net investment income per share - Class D common share	$2.19	$2.60	$0.76
Net investment income per share - Class I common share	$2.23	$2.68	$2.97
Net increase (decrease) in net assets resulting from operations per share - Class S common share	$1.64	$2.42	$0.90
Net increase (decrease) in net assets resulting from operations per share - Class D common share	$1.80	$2.57	$0.98
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$1.85	$2.64	$2.98
Weighted average common shares outstanding - Class S common share	1,329,323	519,821	88,660
Weighted average common shares outstanding - Class D common share	1,035,930	574,417	53,295
Weighted average common shares outstanding - Class I common share	43,543,951	25,670,708	11,644,451
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$102,158	$71,522	$34,667
Net realized gain (loss) on investments	(14,214)	766	768
Net change in unrealized appreciation (depreciation) on investments	(3,254)	(1,908)	(713)
Net increase (decrease) in net assets resulting from operations	84,690	70,380	34,722
Shareholder Distributions:
Class S	(2,809)	(1,195)	(61)
Class D	(2,347)	(1,397)	(39)
Class I	(101,234)	(64,566)	(33,789)
Net increase (decrease) in net assets resulting from shareholder distributions	(106,390)	(67,158)	(33,889)
Capital share transactions:
Class S:
Issuance of common shares	24,472	14,498	3,671
Reinvestment of shareholder distributions	1,088	381	10
Share transfer between classes	(447)	(101)	—
Repurchased shares, net of early repurchase deduction	(154)	—	—
Net increase (decrease) in net assets resulting from capital share transactions - Class S	24,959	14,778	3,681
Class D:
Issuance of common shares	10,541	16,976	2,629
Reinvestment of shareholder distributions	1,535	798	9
Share transfer between classes	(144)	—	—
Repurchased shares, net of early repurchase deduction	(713)	(314)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class D	11,219	17,460	2,638
Class I:
Issuance of common shares	543,180	418,484	86,550
Reinvestment of shareholder distributions	41,929	19,936	828
Share transfer between classes	591	101	—
Repurchased shares, net of early repurchase deduction	(38,189)	(2,672)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class I	547,511	435,849	87,378
Total increase (decrease) in net assets	$561,989	$471,309	$94,530
Net assets, beginning of period	$826,140	$354,831	$260,301
Net assets, end of period	$1,388,129	$826,140	$354,831

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$84,690	$70,380	$34,722

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(790,668)	(879,719)	(206,879)
Proceeds from principal repayments and sales of investments	309,078	201,591	47,485
Payment-in-kind interest	(6,688)	(4,427)	(2,333)
Amortization of premium/accretion of discount, net	(2,866)	(1,259)	(820)
Net realized (gain) loss on investments	14,214	(766)	(768)
Net change in unrealized (appreciation) depreciation on investments	2,693	1,940	652
Amortization of deferred financing costs	2,891	623	174
Amortization of offering costs	(337)	7	—
NCPCF Acquisition, net of cash acquired (1)	—	(206,529)	—
Changes in operating assets and liabilities:
Due from affiliate expense support	1,308	(656)	(753)
Receivable for investments sold	13,023	(13,189)	35
Interest receivable	(2,537)	378	(1,330)
Prepaid expenses	(2)	(3)	(12)
Payable for investments purchased	(1,252)	11,679	338
Management fee payable	123	745	—
Offering costs payable	(75)	—	—
Interest payable	(8,888)	11,613	97
Due to affiliate expense support	(1,308)	656	753
Incentive fees payable	4,425	—	—
Board of Trustees' fees payable	(197)	—	—
Accounts payable and accrued expenses	(51)	(162)	777
Net cash provided by (used in) operating activities	(382,424)	(807,098)	(127,862)

Cash flows from financing activities:
Proceeds from issuance of common shares	578,193	449,958	92,850
Repurchased shares, net of early repurchase deduction	(27,061)	(980)	—
Proceeds from secured borrowings	916,511	1,012,100	135,250
Repayments of secured borrowings	(1,030,511)	(549,850)	(124,500)
Distributions paid	(59,403)	(42,298)	(32,568)
Payments of deferred financing costs	(8,062)	(3,567)	(276)
Net cash provided by (used in) financing activities	369,667	865,363	70,756

Net increase (decrease) in cash and cash equivalents	(12,757)	58,265	(57,106)
Cash and cash equivalents, beginning of period	66,944	8,679	65,785
Cash and cash equivalents, end of period	$54,187	$66,944	$8,679

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$61,658	$7,033	$10,482
Financing costs paid through expense support	$—	$—	$2
Taxes, including excise tax, paid during the period	$565	$33	$2
Investments acquired through NCPCF Acquisition (1)	$—	$486,933	$—
Debt assumed from NCPCF Acquisition (1)	$—	$281,500	$—

Supplemental disclosure of non-cash flow financing activities:
Reinvestment of shareholder distributions	$44,552	$21,115	$847
Distributions payable	$9,764	$7,329	$3,584
Payable for share repurchases	$13,999	$2,006	$—
_______________
(1)On December 11, 2024, in connection with the Fund’s acquisition of substantially all of Nuveen Churchill Private Credit Fund’s assets and liabilities, the Fund acquired total assets of $506,973, inclusive of $486,933 of investments, $14,448 of cash and cash equivalents and $5,592 of other assets, net of $285,996 of assumed liabilities, inclusive of $281,500 outstanding debt obligations. See Note 11 “NCPCF Acquisition” for more information.
The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Cash	$7,627	$3,721	$1,089
Cash equivalents	46,560	63,223	7,590
Total cash and cash equivalents shown on the consolidated statements of cash flows	$54,187	$66,944	$8,679
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AIM Acquisition, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.58%	12/2/2027	$5,428	$5,428	$5,398	0.39%
ERA Industries, LLC (BTX Precision)	(15)	First Lien Debt	S + 4.75%	8.47%	7/25/2030	1,371	1,357	1,374	0.10%
ERA Industries, LLC (BTX Precision)	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	7/25/2030	786	784	787	0.06%
ERA Industries, LLC (BTX Precision)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.59%	7/25/2030	1,041	474	481	0.03%
ERA Industries, LLC (BTX Precision)	(15)	First Lien Debt	S + 4.75%	8.59%	7/25/2030	734	728	736	0.05%
PAG Holding Corp. (Precision Aviation Group)	(6) (15)	First Lien Debt	S + 4.75%	8.42%	12/21/2029	14,404	14,255	14,387	1.04%
PAG Holding Corp. (Precision Aviation Group)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/21/2029	5,295	5,261	5,288	0.38%
Turbine Engine Specialists, Inc.	(6)	Subordinated Debt	S + 9.50%	13.38%	3/1/2029	628	612	627	0.05%
Turbine Engine Specialists, Inc.	(6)	Subordinated Debt	S + 9.50%	13.32%	3/1/2029	1,933	1,900	1,931	0.14%
Total Aerospace & Defense							30,799	31,009	2.24%

Automotive
Adient Global Holdings	(6) (11) (12)	First Lien Debt	S + 2.25%	5.97%	1/31/2031	2,456	2,468	2,469	0.18%
Allison Transmission, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.45%	1/2/2033	938	936	944	0.07%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	1,000	(10)	(32)	—%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(6)	Subordinated Debt	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	3,407	3,334	3,300	0.24%
Mitchell International Inc.	(6) (11)	First Lien Debt	S + 3.25%	6.97%	6/17/2031	5,412	5,389	5,436	0.39%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7)	First Lien Debt	S + 4.75%	8.48%	11/1/2029	1,991	1,983	1,961	0.14%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	11/1/2029	7,965	—	(119)	(0.01)%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7) (15)	First Lien Debt	S + 5.00%	8.73%	11/1/2029	11,979	11,901	11,799	0.85%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	11/1/2029	4,101	3,316	3,277	0.24%
Total Automotive							29,317	29,035	2.10%

Banking, Finance, Insurance, Real Estate
Alliant Holdings Intermediate, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.22%	9/19/2031	4,032	4,042	4,045	0.29%
Aprio Advisory Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.62%	8/1/2031	12,414	—	(61)	—%
Aprio Advisory Group, LLC	(6) (10)	Revolving Loan	S + 4.75%	8.62%	8/1/2031	1,133	(6)	(6)	—%
Arax Investment Partners Holdings, LLC	(6) (10) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	10/22/2031	2,100	—	(41)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Arax MidCo, LLC	(6) (10) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.96%	4/11/2029	$3,492	$(15)	$(31)	—%
Arax MidCo, LLC	(6) (12) (15)	First Lien Debt	S + 5.00%	8.96%	4/11/2029	3,014	2,992	2,987	0.22%
Ascend Partner Services LLC	(6) (15)	First Lien Debt	S + 4.50%	8.54%	8/11/2031	7,284	7,243	7,215	0.52%
Ascend Partner Services LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	8/11/2031	12,588	12,157	12,089	0.87%
Asurion, LLC (fka Asurion Corporation)	(6) (11)	First Lien Debt	S + 4.25%	7.97%	9/19/2030	2,986	2,942	2,988	0.22%
Big Apple Advisory, LLC	(6) (10)	Revolving Loan	S + 4.50%	8.24%	11/18/2031	1,740	(15)	5	—%
Big Apple Advisory, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	11/18/2031	4,305	964	994	0.07%
Big Apple Advisory, LLC	(6)	First Lien Debt	S + 4.50%	8.24%	11/18/2031	8,888	8,810	8,914	0.64%
Bishop Street Underwriters LLC	(15)	First Lien Debt	S + 5.50%	9.22%	7/31/2031	8,073	8,034	8,040	0.58%
Bishop Street Underwriters LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.50%	9.22%	7/31/2031	5,395	5,395	5,373	0.39%
Broadstreet Partners, Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.47%	6/13/2031	3,952	3,963	3,970	0.29%
Chicago US Midco III, LP	(6) (7) (10) (12)	First Lien Debt (Delayed Draw)	S + 2.50%	6.22%	11/1/2032	1,293	—	(2)	—%
Chicago US Midco III, LP	(6) (7) (12)	First Lien Debt	S + 2.50%	6.22%	11/1/2032	8,707	8,685	8,692	0.63%
Cohen Advisory, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/31/2031	4,263	172	190	0.01%
Cohen Advisory, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.17%	12/31/2031	7,600	7,540	7,600	0.55%
Cohnreznick Advisory LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 3.50%	7.17%	3/31/2032	2,532	(8)	10	—%
Cohnreznick Advisory LLC	(6) (15)	First Lien Debt	S + 3.50%	7.17%	3/31/2032	15,891	15,842	15,952	1.15%
Knight AcquireCo, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.37%	11/8/2032	10,316	10,291	10,296	0.74%
Knight AcquireCo, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	11/8/2032	3,439	—	(7)	—%
Patriot Growth Insurance Services, LLC	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	10/16/2028	7,809	7,768	7,710	0.56%
Ryan Specialty Group, LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	5.72%	9/15/2031	4,401	4,418	4,414	0.32%
Sedgwick Claims Management Services, Inc.	(6) (11)	First Lien Debt	S + 2.50%	6.22%	7/31/2031	2,222	2,219	2,231	0.16%
Smith & Howard Advisory LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.59%	11/26/2030	2,071	1,968	1,934	0.14%
Smith & Howard Advisory LLC	(15)	First Lien Debt	S + 4.75%	8.59%	11/26/2030	2,557	2,533	2,510	0.18%
Trucordia (PCF Insurance Services of the West)	(6) (11)	First Lien Debt	S + 3.25%	6.97%	6/17/2032	1,027	1,025	1,022	0.07%
Truist Insurance Holdings LLC	(6) (11)	First Lien Debt	S + 2.75%	6.42%	5/6/2031	2,019	2,022	2,025	0.15%
Vensure Employer Services, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.67%	9/27/2031	15,600	15,496	15,600	1.12%
Vensure Employer Services, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	9/27/2031	250	(1)	—	—%
Total Banking, Finance, Insurance, Real Estate							136,476	136,658	9.87%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6) (15)	First Lien Debt	S + 5.00%	8.72%	9/10/2030	14,256	14,115	14,006	1.01%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
AmerCareRoyal, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	9/10/2030	$3,307	$—	$(58)	—%
AmerCareRoyal, LLC	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	9/10/2030	2,270	2,261	2,230	0.16%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(7) (11) (15)	Subordinated Debt	S + 7.25%	11.08%	6/8/2029	2,544	2,501	2,516	0.18%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (11)	First Lien Debt	S + 4.00%	7.83%	6/9/2028	4,838	4,754	4,826	0.35%
Commercial Bakeries Corp.	(6) (12)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	8,750	8,737	8,703	0.63%
Commercial Bakeries Corp.	(6) (12)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	3,730	3,707	3,710	0.27%
Commercial Bakeries Corp.	(12) (15)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	9,096	8,991	9,047	0.65%
Commercial Bakeries Corp.	(6) (12) (15)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	1,771	1,761	1,762	0.13%
FoodScience, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.62%	11/14/2031	5,574	1,825	1,803	0.13%
FoodScience, LLC	(6)	First Lien Debt	S + 4.75%	8.62%	11/14/2031	5,186	5,141	5,154	0.37%
Fortune International, LLC	(15)	First Lien Debt	S + 5.00%	8.77%	7/17/2027	6,731	6,727	6,557	0.47%
Froneri International Limited	(6) (11) (12)	First Lien Debt	S + 2.50%	6.37%	9/30/2032	1,808	1,804	1,811	0.13%
IF&P Holding Company, LLC (Fresh Edge)	(6)	Subordinated Debt	S + 4.50%	8.50% (Cash) 5.13% (PIK)	4/3/2029	3,291	3,247	3,172	0.23%
Naturpak PPC Buyer LLC	(6) (15)	First Lien Debt	S + 4.50%	8.19%	12/22/2032	9,108	9,063	9,063	0.65%
Naturpak PPC Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	12/22/2032	2,070	—	(10)	—%
Palmetto Acquisitionco, Inc. (Tech24)	(15)	First Lien Debt	S + 5.75%	9.42%	9/18/2029	3,281	3,242	3,142	0.23%
Palmetto Acquisitionco, Inc. (Tech24)	(15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	9/18/2029	924	898	885	0.06%
Refresh Buyer, LLC (Sunny Sky Products)	(15)	First Lien Debt	S + 4.75%	8.35%	12/23/2028	5,055	5,022	4,956	0.36%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.35%	12/23/2028	1,280	1,274	1,255	0.09%
Refresco (Pegasus Bidco BV)	(6) (11) (12)	First Lien Debt	S + 2.75%	6.60%	7/12/2029	2,728	2,736	2,741	0.20%
Sugar PPC Buyer LLC (Sugar Foods)	(7) (15)	First Lien Debt	S + 4.75%	8.42%	10/2/2031	6,977	6,903	6,977	0.50%
Sugar PPC Buyer LLC (Sugar Foods)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/2/2031	4,341	1,280	1,298	0.09%
Sugar PPC Buyer LLC (Sugar Foods)	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/2/2031	2,387	2,378	2,387	0.17%
Watermill Express, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	1,900	(6)	—	—%
Watermill Express, LLC	(7) (15)	First Lien Debt	S + 4.75%	8.60%	4/30/2031	2,769	2,743	2,769	0.20%
Watermill Express, LLC	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	120	120	120	0.01%
Watermill Express, LLC	(7) (15)	First Lien Debt	S + 4.75%	8.60%	4/30/2031	1,241	1,241	1,241	0.09%
Total Beverage, Food & Tobacco							102,465	102,063	7.36%

Capital Equipment
Clean Solutions Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.22%	9/9/2030	8,538	8,468	8,427	0.61%
Engineered Fastener Company, LLC (EFC International)	(6)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,579	2,539	2,538	0.18%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FirstCall Mechanical Group, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.42%	6/27/2031	$9,850	$9,772	$9,786	0.70%
FirstCall Mechanical Group, LLC	(6) (10) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	6/27/2031	19,844	15,396	15,315	1.10%
Hayward Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 2.50%	6.33%	5/30/2028	4,167	4,173	4,196	0.30%
Hyperion Materials & Technologies, Inc.	(15)	First Lien Debt	S + 4.50%	8.44%	8/30/2028	2,298	2,298	2,201	0.16%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6) (15)	First Lien Debt	S + 5.50%	9.17%	4/9/2030	10,788	10,645	10,563	0.76%
Johnson Controls Inc (aka Power Solutions)	(6) (11)	First Lien Debt	S + 2.75%	6.47%	1/28/2032	499	498	502	0.04%
Johnson Controls Inc (aka Power Solutions)	(6) (11)	First Lien Debt	S + 2.50%	6.22%	5/6/2030	988	988	990	0.07%
Johnstone Supply	(6) (11)	First Lien Debt	S + 2.50%	6.23%	6/9/2031	1,457	1,461	1,466	0.11%
Madison Safety & Flow LLC	(6) (11)	First Lien Debt	S + 2.50%	6.23%	9/26/2031	446	446	450	0.03%
Motion & Control Enterprises LLC	(6) (15)	First Lien Debt	S + 6.00%	9.77%	6/1/2028	1,564	1,554	1,552	0.11%
Motion & Control Enterprises LLC	(6)	First Lien Debt	S + 6.00%	9.77%	6/1/2028	1,670	1,661	1,658	0.12%
Motion & Control Enterprises LLC	(15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.77%	6/1/2028	4,306	4,305	4,273	0.31%
Motion & Control Enterprises LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.77%	6/1/2028	12,112	12,112	12,020	0.87%
Ovation Holdings, Inc	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.84%	2/4/2030	6,928	6,498	6,550	0.47%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	8.84%	2/4/2030	830	823	829	0.06%
Ovation Holdings, Inc	(6) (15)	First Lien Debt	S + 5.00%	8.84%	2/4/2030	13,366	13,327	13,354	0.96%
Ovation Holdings, Inc	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.84%	2/4/2030	3,068	3,062	3,065	0.22%
PT Intermediate Holdings III, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 3.25%	6.92% (Cash) 1.75% (PIK)	4/9/2030	166	—	2	—%
PT Intermediate Holdings III, LLC	(6) (7) (15)	First Lien Debt	S + 3.25%	6.92% (Cash) 1.75% (PIK)	4/9/2030	3,730	3,741	3,767	0.27%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (15)	First Lien Debt	S + 5.25%	9.16%	4/4/2029	10,899	10,821	10,760	0.78%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.16%	4/4/2029	2,310	2,298	2,281	0.16%
SkyMark Refuelers, LLC	(6)	First Lien Debt	S + 4.50%	8.21%	12/16/2032	16,330	16,250	16,251	1.17%
SkyMark Refuelers, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	12/16/2032	5,484	3,698	3,671	0.26%
SkyMark Refuelers, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	12/16/2032	8,186	—	(40)	—%
Southern Air & Heat Holdings, LLC	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	10/1/2027	1,354	1,346	1,354	0.10%
Southern Air & Heat Holdings, LLC	(15)	First Lien Debt	S + 4.75%	8.57%	10/1/2027	1,298	1,290	1,298	0.09%
Thermostat Purchaser III, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	8/31/2028	9,375	(22)	—	—%
Thermostat Purchaser III, Inc.	(6) (7) (15)	First Lien Debt	S + 4.25%	7.92%	8/31/2028	6,504	6,503	6,504	0.47%
USA Industries Holdings LLC	(6)	First Lien Debt	S + 4.25%	7.99%	12/10/2032	6,073	6,043	6,044	0.44%
USA Industries Holdings LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.99%	12/10/2032	3,470	—	(17)	—%
Vessco Midco Holdings, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.42%	7/24/2031	13,706	13,587	13,586	0.98%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Vessco Midco Holdings, LLC	(6) (7) (10)	Revolving Loan	S + 4.50%	8.42%	7/24/2031	$1,726	$(14)	$(15)	—%
Vessco Midco Holdings, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.42%	7/24/2031	4,569	3,758	3,737	0.27%
Total Capital Equipment							169,325	168,918	12.17%

Chemicals, Plastics & Rubber
Akzo Nobel Speciality (aka Starfruit US Holdco LLC)	(6) (11) (12)	First Lien Debt	S + 3.25%	7.04%	4/3/2028	3,696	3,710	3,703	0.27%
Chroma Color Corporation	(6) (15)	First Lien Debt	S + 4.25%	8.09%	4/23/2029	6,319	6,272	6,236	0.45%
Chroma Color Corporation	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	8.09%	4/23/2029	1,395	1,387	1,377	0.10%
Ineos Composites (Fortis 333 Inc)	(6) (11)	First Lien Debt	S + 3.50%	7.17%	3/27/2032	643	641	638	0.05%
New Spartech Holdings LLC	(6) (7)	First Lien Debt	S + 1.00%	4.74% (Cash) 4.25% (PIK)	9/30/2030	642	642	629	0.05%
New Spartech Holdings LLC	(6)	First Lien Debt	S + 7.00%	10.74%	3/31/2030	383	376	383	0.03%
Solstice Advanced Materials Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.59%	10/29/2032	1,100	1,099	1,107	0.08%
Tangent Technologies Acquisition, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.77%	11/30/2027	12,217	12,174	12,164	0.88%
Univar Solutions USA Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.47%	8/1/2030	1,868	1,876	1,874	0.14%
USALCO	(6) (10) (11)	First Lien Debt (Delayed Draw)	S + 3.50%	7.22%	9/30/2031	61	—	—	—%
USALCO	(6) (11)	First Lien Debt	S + 3.50%	7.22%	9/30/2031	589	586	592	0.04%
WCI-Momentum Bidco, LLC	(6)	First Lien Debt	S + 4.75%	8.42%	12/31/2032	3,493	3,476	3,476	0.25%
WCI-Momentum Bidco, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S +4.75%	8.42%	12/31/2032	699	—	(3)	—%
Total Chemicals, Plastics & Rubber							32,239	32,176	2.34%

Construction & Building
APi Group DE Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.47%	1/3/2029	1,672	1,672	1,681	0.12%
Centuri Group, Inc.	(6) (11)	First Lien Debt	S + 2.00%	5.67%	7/9/2032	1,078	1,078	1,083	0.08%
Cobalt Service Partners, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	10/13/2031	7,287	7,223	7,223	0.52%
Cobalt Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/13/2031	12,641	6,118	6,061	0.44%
Gannett Fleming, Inc.	(6) (7)	First Lien Debt	S + 4.75%	8.69%	8/5/2030	17,646	17,429	17,528	1.26%
Gannett Fleming, Inc.	(6) (7) (10)	Revolving Loan	S + 4.75%	8.69%	8/5/2030	2,131	(25)	(14)	—%
Gulfside Supply	(6) (11)	First Lien Debt	S + 3.00%	6.67%	6/17/2031	695	693	686	0.05%
Heartland Paving Partners, LLC	(6) (15)	First Lien Debt	S + 5.00%	8.67%	8/9/2030	8,464	8,394	8,239	0.59%
Heartland Paving Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/9/2030	5,689	5,056	4,917	0.35%
Heartland Paving Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/9/2030	5,680	5,668	5,529	0.40%
Hyphen Solutions, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.22%	8/6/2032	18,556	18,534	18,576	1.34%
Hyphen Solutions, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	8/6/2032	1,444	—	2	—%
ICE USA Infrastructure, Inc.	(6) (15)	First Lien Debt	S + 5.75%	9.47%	3/15/2030	8,961	8,881	8,666	0.62%
ICE USA Infrastructure, Inc.	(15)	First Lien Debt	S + 5.75%	9.47%	3/15/2030	1,602	1,562	1,549	0.11%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.94%	12/15/2027	$1,334	$1,334	$1,334	0.10%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(7) (15)	First Lien Debt	S + 5.00%	8.94%	12/15/2027	2,526	2,526	2,526	0.18%
MEI Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.97%	6/29/2029	1,853	461	462	0.03%
MEI Buyer LLC	(6) (15)	First Lien Debt	S + 4.25%	7.97%	6/29/2029	10,144	10,103	10,145	0.73%
MEI Buyer LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	7.97%	6/29/2029	1,622	1,622	1,622	0.12%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	5.97%	2/10/2032	1,066	1,063	1,070	0.08%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	5.97%	3/19/2029	1,466	1,467	1,473	0.11%
Rose Paving, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	146	(1)	(5)	—%
Rose Paving, LLC	(6)	Subordinated Debt	N/A	12.00%	5/7/2030	2,253	2,232	2,183	0.16%
SCIC Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	3/28/2031	2,745	416	477	0.03%
SCIC Buyer, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.42%	3/28/2031	12,994	12,876	13,254	0.95%
Thyssenkrupp Elevator (Vertical US Newco Inc)	(6) (11) (12)	First Lien Debt	S + 3.00%	6.95%	4/30/2030	3,931	3,952	3,959	0.29%
Vertex Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 6.00%	9.67%	11/8/2030	8,957	1,727	1,453	0.10%
Vertex Service Partners, LLC	(6) (15)	First Lien Debt	S + 6.00%	9.67%	11/8/2030	3,183	3,159	3,172	0.23%
Vertex Service Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.67%	11/8/2030	5,740	5,714	5,719	0.41%
WSB Engineering Holdings Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	8/31/2029	8,087	1,975	1,929	0.14%
WSB Engineering Holdings Inc.	(15)	First Lien Debt	S + 4.50%	8.32%	8/31/2029	4,131	4,089	4,093	0.29%
WSB Engineering Holdings Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	8/31/2029	2,676	2,652	2,652	0.19%
Total Construction & Building							139,650	139,244	10.02%

Consumer Goods: Durable
Callaway Golf Company	(6) (11) (12)	First Lien Debt	S + 3.00%	6.72%	3/15/2030	1,388	1,389	1,394	0.10%
DRS Holdings III, Inc.	(7) (15)	First Lien Debt	S + 5.25%	8.97%	11/1/2028	2,519	2,519	2,509	0.18%
MITER Brands (MIWD Holdco II LLC)	(6) (11)	First Lien Debt	S + 3.00%	6.67%	3/28/2031	3,448	3,465	3,455	0.25%
Momentum Textiles, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,117	5,039	5,059	0.36%
NMC Skincare Intermediate Holdings II, LLC	(6) (7)	First Lien Debt	S + 5.00%	9.28% (Cash) 1.50% (PIK)	10/31/2028	6,264	6,264	5,638	0.41%
Recess Holdings, Inc.	(6) (11)	First Lien Debt	S + 3.75%	7.62%	2/20/2030	11,940	11,882	12,031	0.87%
XpressMyself.com LLC (SmartSign)	(15)	First Lien Debt	S + 5.50%	9.34%	9/7/2028	1,983	1,974	1,983	0.14%
XpressMyself.com LLC (SmartSign)	(15)	First Lien Debt	S + 5.75%	9.59%	9/7/2028	1,500	1,484	1,500	0.11%
Total Consumer Goods: Durable							34,016	33,569	2.42%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Consumer Goods: Non-Durable
Bradford Soap International, Inc.	(6)	First Lien Debt	S + 4.75%	8.47%	8/28/2031	$7,541	$7,504	$7,503	0.54%
Bradford Soap International, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/28/2031	2,514	—	(13)	—%
FoodServices Brand Group, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	4,273	4,173	4,174	0.30%
Image International Intermediate Holdco II, LLC	(6) (7)	First Lien Debt	S + 5.50%	9.95% (Cash) 0.50% (PIK)	9/10/2026	7,535	7,465	6,856	0.49%
Image International Intermediate Holdco II, LLC	(6) (7)	First Lien Debt	S + 5.50%	9.95% (Cash) 0.50% (PIK)	9/10/2026	10,709	10,662	9,743	0.70%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6) (15)	First Lien Debt	S + 5.25%	9.19%	6/30/2028	4,948	4,938	4,936	0.36%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.19%	6/30/2028	1,923	1,920	1,919	0.14%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.99%	1/8/2030	4,394	912	940	0.07%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (15)	First Lien Debt	S + 5.00%	8.99%	1/8/2030	11,873	11,914	11,925	0.86%
MPG Parent Holdings, LLC (Market Performance Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.99%	1/8/2030	2,878	2,894	2,890	0.21%
Perrigo Investments	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	4/20/2029	1,402	1,402	1,411	0.10%
Revision Buyer LLC (Revision Skincare)	(6)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,382	10,276	10,219	0.74%
Total Consumer Goods: Non-Durable							64,060	62,503	4.51%

Containers, Packaging & Glass
Belron Finance US LLC	(6) (11) (12)	First Lien Debt	S + 2.50%	6.12%	10/16/2031	1,308	1,305	1,316	0.09%
Novolex (Clydesdale Acquisition Holdings Inc)	(6) (11)	First Lien Debt	S + 3.18%	6.89%	4/13/2029	1,656	1,664	1,659	0.12%
Oliver Packaging, LLC	(6)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	1,473	1,461	1,318	0.09%
Oliver Packaging, LLC	(6)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	277	273	258	0.02%
Online Labels Group, LLC	(15)	First Lien Debt	S + 4.75%	8.42%	12/19/2029	3,116	3,109	3,116	0.22%
Online Labels Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/19/2029	541	268	270	0.02%
Online Labels Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/19/2029	227	(1)	—	—%
Performance Packaging Buyer, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.34%	4/15/2031	6,167	6,110	6,109	0.44%
ProAmpac PG Borrower LLC	(7) (11) (15)	First Lien Debt	S + 4.00%	7.89%	9/15/2028	3,920	3,920	3,933	0.28%
Total Containers, Packaging & Glass							18,109	17,979	1.28%

Energy: Electricity
Environ Energy, LLC	(6)	First Lien Debt	S + 5.25%	9.07%	10/1/2031	11,408	11,324	11,332	0.82%
Environ Energy, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	10/1/2031	6,711	(48)	(45)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Matador US Buyer, LLC (Insulation Technology Group)	(6) (12) (15)	First Lien Debt	S + 5.00%	8.72%	6/25/2030	$19,560	$19,401	$19,615	1.41%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	6/25/2030	5,175	5,175	5,190	0.37%
Tinicum Voltage Acquisition Corp.	(6) (15)	First Lien Debt	S + 4.75%	9.04%	12/15/2028	6,746	6,614	6,700	0.48%
Total Energy: Electricity							42,466	42,792	3.08%

Energy: Oil & Gas
Allredi, LLC (Abrasive Products and Equipment)	(6)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	1,045	1,045	899	0.06%
Allredi, LLC (Abrasive Products and Equipment)	(6)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	13,459	13,340	11,586	0.83%
Total Energy: Oil & Gas							14,385	12,485	0.89%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (15)	First Lien Debt	S + 5.00%	8.67%	3/27/2030	8,602	8,535	8,535	0.61%
CLS Management Services, LLC (Contract Land Staff)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	3/27/2030	3,458	3,448	3,431	0.25%
CLS Management Services, LLC (Contract Land Staff)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	3/27/2030	4,415	3,965	3,939	0.28%
Covanta Energy Corp	(6) (11)	First Lien Debt	S + 2.25%	5.98%	11/30/2028	548	547	550	0.04%
Covanta Energy Corp	(6) (11)	First Lien Debt	S + 2.25%	5.98%	1/15/2031	1,665	1,661	1,669	0.12%
Impact Parent Corporation (Impact Environmental Group)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	282	197	197	0.01%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	3,128	3,131	3,114	0.22%
Impact Parent Corporation (Impact Environmental Group)	(6) (15)	First Lien Debt	S + 5.25%	9.02%	3/23/2029	10,252	10,263	10,208	0.74%
Impact Parent Corporation (Impact Environmental Group)	(15)	First Lien Debt	S + 5.25%	9.02%	3/23/2029	2,034	2,008	2,025	0.15%
Impact Parent Corporation (Impact Environmental Group)	(15)	First Lien Debt	S + 5.25%	9.02%	3/23/2029	417	412	415	0.03%
Impact Parent Corporation (Impact Environmental Group)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	1,996	1,994	1,987	0.14%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	1,691	1,686	1,684	0.12%
LTR Intermediate Holdings, Inc.	(6) (15)	First Lien Debt	S + 3.75%	7.48%	12/17/2032	9,375	9,328	9,329	0.67%
NFM & J, L.P. (The Facilities Group)	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.69%	11/30/2027	171	170	169	0.01%
NFM & J, L.P. (The Facilities Group)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.69%	11/30/2027	1,941	1,933	1,915	0.14%
NFM & J, L.P. (The Facilities Group)	(7) (15)	First Lien Debt	S + 5.75%	9.69%	11/30/2027	2,724	2,713	2,688	0.19%
NFM & J, L.P. (The Facilities Group)	(6) (7) (15)	First Lien Debt	S + 5.75%	9.69%	11/30/2027	1,909	1,901	1,883	0.14%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.19%	8/31/2028	3,683	3,659	3,629	0.26%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Orion Group FM Holdings, LLC (Leo Facilities)	(15)	First Lien Debt	S + 4.75%	8.42%	7/3/2029	$2,317	$2,305	$2,319	0.17%
Orion Group FM Holdings, LLC (Leo Facilities)	(15)	First Lien Debt	S + 4.75%	8.42%	7/3/2029	3,351	3,328	3,354	0.24%
Orion Group FM Holdings, LLC (Leo Facilities)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	7/3/2029	19,812	2,229	2,245	0.16%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	7/3/2029	2,543	2,539	2,545	0.18%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	5.98%	1/15/2031	117	117	117	0.01%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	5.98%	1/15/2031	718	717	720	0.05%
SI Solutions, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.42%	8/15/2030	4,597	4,577	4,580	0.33%
SI Solutions, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.42%	8/15/2030	10,389	10,305	10,351	0.75%
SI Solutions, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/15/2030	4,946	975	967	0.07%
Total Environmental Industries							84,643	84,565	6.08%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(6)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	5,882	5,864	5,838	0.42%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (15)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	13,714	13,598	13,613	0.98%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.97%	7/2/2031	2,510	895	881	0.06%
AB Centers Acquisition Corporation (Action Behavior Centers)	(15)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	3,362	3,349	3,337	0.24%
ACP Maverick Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	3/18/2031	3,629	2,930	2,929	0.21%
ACP Maverick Holdings, Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	3/18/2031	16,241	16,092	16,170	1.16%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.17%	5/1/2030	1,058	1,058	1,058	0.08%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(7) (15)	First Lien Debt	S + 5.50%	9.17%	5/1/2030	4,188	4,189	4,188	0.30%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.50%	9.17%	5/1/2030	3,943	(9)	—	—%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7)	First Lien Debt	S + 5.50%	9.17%	5/1/2030	548	543	548	0.04%
ARC Health OPCO, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	1,667	(24)	(49)	—%
ARC Health OPCO, LLC	(6)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	3,371	3,273	3,273	0.24%
Beantown Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	3/18/2031	4,818	—	(21)	—%
Bluebird PM Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/3/2032	1,019	(2)	9	—%
Bluebird PM Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.42%	2/3/2032	7,418	7,352	7,485	0.54%
Bridges Consumer Healthcare Intermediate LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	12/22/2031	4,262	(19)	(63)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Bridges Consumer Healthcare Intermediate LLC	(6) (15)	First Lien Debt	S + 5.25%	8.92%	12/22/2031	$5,087	$5,041	$5,012	0.36%
Bridges Consumer Healthcare Intermediate LLC	(10) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	12/22/2031	2,425	1,926	1,901	0.14%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	8/7/2031	798	(2)	(7)	—%
Coding Solutions Acquisition, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.72%	8/7/2031	609	603	604	0.04%
Coding Solutions Acquisition, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.72%	8/7/2031	11,940	11,878	11,837	0.85%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	Revolving Loan	S + 5.00%	8.72%	8/7/2031	1,101	(9)	(9)	—%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	8/7/2031	460	(1)	(4)	—%
Eyesouth Eye Care Holdco LLC	(6) (15)	First Lien Debt	S + 5.50%	9.32%	10/5/2029	10,529	10,371	10,369	0.75%
Eyesouth Eye Care Holdco LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	10/5/2029	3,397	3,355	3,345	0.24%
Genmab A/S	(6) (11) (12)	First Lien Debt	S + 3.00%	6.73%	12/12/2032	1,842	1,833	1,853	0.13%
Health Management Associates, Inc.	(6) (15)	First Lien Debt	S + 6.25%	10.34%	3/30/2029	8,733	8,680	8,680	0.63%
Health Management Associates, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 6.25%	10.34%	3/30/2029	1,095	1,086	1,089	0.08%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt	S + 4.75%	8.42%	10/16/2030	10,066	10,016	10,023	0.72%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/16/2030	1,224	1,221	1,219	0.09%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt	S + 4.75%	8.42%	10/16/2030	1,270	1,264	1,264	0.09%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (15)	First Lien Debt	S + 4.75%	8.42%	10/16/2030	5,436	5,413	5,413	0.39%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (15)	First Lien Debt	S + 4.75%	8.42%	10/16/2030	11,928	11,869	11,877	0.86%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	1,130	1,125	1,125	0.08%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,412	5,412	5,387	0.39%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,649	5,649	5,623	0.41%
HMN Acquirer Corp.	(15)	First Lien Debt	S + 4.50%	8.17%	11/5/2031	5,773	5,723	5,722	0.41%
HMN Acquirer Corp.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/5/2031	2,144	(5)	(19)	—%
Impact Advisors, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	3/19/2032	7,143	(32)	—	—%
Impact Advisors, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.17%	3/19/2032	12,761	12,641	12,761	0.92%
Jazz Pharmaceuticals (AKA FINANCING LUX SARL)	(6) (11) (12)	First Lien Debt	S + 2.25%	5.97%	5/5/2028	2,720	2,731	2,735	0.20%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	2/13/2032	1,849	1,839	1,837	0.13%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(15)	First Lien Debt	S + 4.50%	8.34%	2/13/2032	5,341	5,297	5,307	0.38%
Lavie Group, Inc.	(15)	First Lien Debt	S + 5.00%	8.90%	10/12/2029	6,404	6,343	6,348	0.46%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Lavie Group, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	10/12/2029	$1,888	$(6)	$(16)	—%
Lavie Group, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	10/10/2029	650	404	400	0.03%
Lavie Group, Inc.	(7) (15)	First Lien Debt	S + 5.00%	8.90%	10/12/2029	2,423	2,401	2,402	0.17%
Medline (AKA Mozart Borrower LP)	(6) (11)	First Lien Debt	S + 1.75%	5.47%	10/23/2028	12	12	12	—%
Medline (AKA Mozart Borrower LP)	(6) (11)	First Lien Debt	S + 1.75%	5.47%	10/23/2030	2,723	2,726	2,736	0.20%
New You Bariatric Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.24%	10/31/2028	199	120	120	0.01%
New You Bariatric Group, LLC	(6)	First Lien Debt	S + 5.25%	9.24% (PIK)	10/31/2028	1,939	1,939	1,939	0.14%
Organon & Co	(6) (11) (12)	First Lien Debt	S + 2.25%	5.97%	5/19/2031	1,418	1,416	1,370	0.10%
Performance Health Holdings, Inc	(6) (15)	First Lien Debt	S + 3.75%	7.62%	3/19/2032	14,925	14,782	14,788	1.07%
Promptcare Infusion Buyer, Inc.	(7) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.95%	9/1/2027	314	314	314	0.02%
Promptcare Infusion Buyer, Inc.	(7) (15)	First Lien Debt	S + 6.00%	9.95%	9/1/2027	2,018	2,018	2,018	0.15%
Southern Veterinary Partners, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.37%	12/4/2031	5,054	5,053	5,054	0.36%
TBRS, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.44%	11/22/2031	949	(4)	(19)	—%
TBRS, Inc.	(6) (7) (10)	Revolving Loan	S + 4.75%	8.44%	11/22/2030	1,243	(10)	(25)	—%
TBRS, Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.44%	11/22/2031	8,087	8,022	7,924	0.57%
Tidi Legacy Products, Inc.	(6) (7) (15)	First Lien Debt	S + 4.50%	8.22%	12/19/2029	15,578	15,574	15,578	1.12%
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	12/19/2029	4,173	4,181	4,173	0.30%
VMG Holdings LLC (VMG Health)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	4/16/2030	569	—	(4)	—%
VMG Holdings LLC (VMG Health)	(6)	First Lien Debt	S + 5.00%	8.69%	4/16/2030	1,137	1,132	1,128	0.08%
VMG Holdings LLC (VMG Health)	(6) (15)	First Lien Debt	S + 5.00%	8.67%	4/16/2030	19,750	19,593	19,595	1.41%
VSC Specialty Molding Acquisition LLC	(6)	First Lien Debt	S + 4.50%	8.43%	10/6/2031	5,319	5,293	5,297	0.38%
VSC Specialty Molding Acquisition LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.43%	10/6/2031	3,230	—	(14)	—%
Wellspring Pharmaceutical Corporation	(6) (15)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	6,398	6,369	6,398	0.46%
Wellspring Pharmaceutical Corporation	(6) (15)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	3,719	3,692	3,719	0.27%
Wellspring Pharmaceutical Corporation	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/22/2028	1,847	1,840	1,847	0.13%
YI, LLC (Young Innovations)	(6) (7) (15)	First Lien Debt	S + 5.75%	9.49%	12/3/2029	15,688	15,573	15,384	1.11%
Total Healthcare & Pharmaceuticals							292,790	292,606	21.10%

High Tech Industries
Ahead DB Holdings, LLC (Ahead Data Blue LLC)	(6) (11) (15)	First Lien Debt	S + 2.50%	6.17%	2/1/2031	9,885	9,847	9,887	0.71%
BMC Software, Inc.	(6) (11)	First Lien Debt	S + 3.00%	6.82%	7/30/2031	4,963	4,953	4,955	0.36%
CLEARWATER ANALYTICS LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	6.21%	4/21/2032	1,496	1,496	1,499	0.11%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7)	First Lien Debt	S + 5.00%	8.82%	8/2/2030	2,553	2,543	2,514	0.18%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7) (15)	First Lien Debt	S + 5.00%	8.82%	8/2/2030	$14,894	$14,835	$14,664	1.06%
Diligent Corporation (fka Diamond Merger Sub II, Corp..)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	8/2/2030	2,553	(9)	(39)	—%
Dragon Buyer, Inc. (NCR Voyix)	(6) (11)	First Lien Debt	S + 2.75%	6.42%	9/30/2031	6,930	6,901	6,944	0.50%
Eliassen Group, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	4/14/2028	227	227	223	0.02%
Eliassen Group, LLC	(6) (7)	First Lien Debt	S + 5.75%	9.42%	4/14/2028	3,153	3,153	3,100	0.22%
Emburse, Inc.	(7) (15)	First Lien Debt	S + 4.25%	7.92%	5/28/2032	2,964	2,956	3,007	0.22%
Emburse, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	5/28/2032	529	(1)	8	—%
Emburse, Inc.	(6) (7) (10)	Revolving Loan	S + 4.25%	7.92%	5/28/2032	568	(1)	8	—%
Ensono, Inc.	(6) (11) (15)	First Lien Debt	S + 4.00%	7.83%	5/26/2028	14,807	14,763	14,821	1.07%
Exterro, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	6/1/2027	1,797	—	(13)	—%
Exterro, Inc.	(6) (15)	First Lien Debt	S + 5.25%	9.02%	6/1/2027	5,605	5,597	5,564	0.40%
GNX HBS PARENT, LLC	(6)	First Lien Debt	S + 4.75%	8.42%	9/30/2031	7,252	7,216	7,222	0.52%
GNX HBS PARENT, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	9/30/2031	4,266	—	(18)	—%
GS AcquisitionCo, Inc.	(6) (7) (15)	First Lien Debt	S + 5.25%	8.92%	5/25/2028	5,723	5,713	5,646	0.41%
Icon Parent I Inc.	(6) (7) (11)	First Lien Debt	S + 2.75%	6.44%	11/13/2031	1,990	1,982	1,996	0.14%
Infobase Acquisition, Inc.	(15)	First Lien Debt	S + 5.50%	9.35%	6/14/2028	3,463	3,459	3,463	0.25%
Javelin Buyer, Inc.	(6) (7) (15)	Subordinated Debt	S + 5.00%	8.82%	12/6/2032	6,000	6,015	6,020	0.43%
Javelin Buyer, Inc.	(6) (7) (11) (15)	First Lien Debt	S + 2.75%	6.59%	12/5/2031	6,948	6,943	6,979	0.50%
Mermaid Bidco Inc.	(6)	First Lien Debt	S + 3.25%	7.15%	7/3/2031	3,980	3,970	3,980	0.29%
MKS INSTRUMENTS INC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	8/17/2029	2,835	2,939	2,853	0.21%
Ping Identity Holding Corp.	(6) (11)	First Lien Debt	S + 2.75%	6.59%	11/15/2032	510	509	512	0.04%
PointClickCare Technologies	(6) (11) (12)	First Lien Debt	S + 2.75%	6.42%	11/3/2031	447	446	448	0.03%
Project Alpha Intermediate Holding, Inc.	(6) (7) (11)	First Lien Debt	S + 3.25%	6.92%	10/26/2030	992	990	992	0.07%
Qnity Electronics, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.70%	11/1/2032	2,609	2,603	2,624	0.19%
Quartz Holding Company (Quickbase)	(6) (15)	First Lien Debt	S + 3.25%	6.97%	10/2/2028	11,912	11,902	11,871	0.86%
QXO Building Products, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	4/30/2032	688	681	691	0.05%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7)	First Lien Debt	S + 4.50%	8.37%	9/30/2031	9,149	9,069	9,069	0.65%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7) (10)	Revolving Loan	S + 4.50%	8.37%	3/31/2031	1,062	278	278	0.02%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	9/30/2031	3,187	(7)	(28)	—%
Specialist Resources Global Inc.	(15)	First Lien Debt	S + 5.00%	8.72%	9/23/2027	1,311	1,311	1,309	0.09%
Specialist Resources Global Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	9/23/2027	11,790	(14)	(18)	—%
Specialist Resources Global Inc.	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	9/23/2027	6,734	6,734	6,724	0.48%
Stratix Holding Corporation	(6)	First Lien Debt	S + 4.75%	8.35%	9/15/2028	3,978	3,973	3,965	0.29%
Stratix Holding Corporation	(6) (15)	First Lien Debt	S + 4.75%	8.35%	9/15/2028	6,465	6,465	6,444	0.46%
VALIDITY INC	(15)	First Lien Debt	S + 5.25%	9.18%	4/12/2032	7,765	7,693	7,738	0.56%
Venture Buyer, LLC (Velosio)	(7) (15)	First Lien Debt	S + 5.25%	8.97%	3/1/2030	7,816	7,782	7,816	0.56%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Venture Buyer, LLC (Velosio)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.97%	3/1/2030	$1,633	$284	$284	0.02%
Waystar Technologies, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	10/22/2029	1,994	1,994	2,009	0.14%
Worldpay (GTCR W Merger Sub LLC)	(6) (11)	First Lien Debt	S + 2.00%	5.67%	1/31/2031	4,420	4,437	4,433	0.32%
II-VI INCORPORATED	(6) (11) (12)	First Lien Debt	S + 1.75%	5.47%	7/2/2029	1,091	1,095	1,095	0.08%
Total High Tech Industries							173,722	173,539	12.51%

Hotel, Gaming & Leisure
Cinemark USA, Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.92%	5/24/2030	3,554	3,571	3,562	0.26%
Davidson Hotel Company LLC	(15)	First Lien Debt	S + 5.00%	8.72%	10/31/2031	2,790	2,766	2,817	0.20%
Davidson Hotel Company LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	10/31/2031	930	35	46	—%
TKO Worldwide Holdings, LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.87%	11/21/2031	460	459	462	0.03%
Total Hotel, Gaming & Leisure							6,831	6,887	0.49%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(15)	First Lien Debt	S + 5.75%	9.72%	10/23/2028	3,432	3,434	3,415	0.25%
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(6) (11)	First Lien Debt	S + 2.75%	6.47%	1/31/2031	3,720	3,727	3,677	0.26%
Viking Buyer, LLC (Vanguard Packaging LLC)	(6) (15)	First Lien Debt	S + 5.25%	9.08%	8/9/2026	5,747	5,746	5,573	0.40%
VS Professional Training Acquisitionco, LLC	(15)	First Lien Debt	S + 5.25%	8.97%	9/30/2026	4,176	4,176	4,150	0.30%
Total Media: Advertising, Printing & Publishing							17,083	16,815	1.21%

Media: Broadcasting & Subscription
Directv (AKA Directv Financing LLC)	(6) (11)	First Lien Debt	S + 5.00%	9.10%	8/2/2027	19	19	19	—%
Sunrise HoldCo III B.V.	(6) (11) (12)	First Lien Debt	S + 2.50%	6.43%	2/16/2032	700	697	703	0.05%
UPC/Sunrise (UPC Financing Partnership)	(6) (11) (12)	First Lien Debt	S + 2.50%	6.69%	2/15/2032	1,825	1,819	1,834	0.13%
Virgin Media Investment Holdings Limited	(6) (11) (12)	First Lien Debt	S + 3.25%	7.11%	1/31/2029	1,375	1,361	1,379	0.10%
Total Media: Broadcasting & Subscription							3,896	3,935	0.28%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,881	2,851	2,795	0.20%
Creative Artists Agency, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.22%	10/1/2031	1,575	1,583	1,583	0.11%
Total Media: Diversified & Production							4,434	4,378	0.31%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Metals & Mining
Arsenal AIC Parent LLC(Arconic)	(6) (11)	First Lien Debt	S + 2.75%	6.47%	8/18/2030	$1,513	$1,525	$1,519	0.11%
Total Metals & Mining							1,525	1,519	0.11%

Services: Business
AG Group Holdings, Inc. (Addison Group)	(6) (11)	First Lien Debt	S + 4.25%	8.05%	12/29/2028	1,796	1,804	1,628	0.12%
Air Transport (Stonepeak Nile Parent LLC)	(6) (11)	First Lien Debt	S + 2.25%	6.16%	4/9/2032	1,250	1,247	1,252	0.09%
ALKU Intermediate Holdings, LLC	(6)	First Lien Debt	S + 6.25%	9.92%	5/23/2029	2,657	2,622	2,647	0.19%
All4 Buyer, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.11%	1/23/2032	2,108	497	486	0.04%
All4 Buyer, LLC	(15)	First Lien Debt	S + 4.25%	8.11%	1/23/2032	2,510	2,488	2,487	0.18%
Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC)	(6) (11)	First Lien Debt	S + 3.25%	6.97%	8/20/2032	2,993	2,989	3,012	0.22%
Amex GBT	(6) (11) (12)	First Lien Debt	S + 2.50%	6.36%	7/25/2031	792	791	796	0.06%
Archer Acquisition, LLC (ARMstrong)	(6) (15)	First Lien Debt	S + 4.75%	8.52%	10/8/2029	6,274	6,219	6,224	0.45%
Archer Acquisition, LLC (ARMstrong)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.52%	10/8/2029	864	576	576	0.04%
Astra Service Partners, LLC	(6) (7)	First Lien Debt	S + 4.75%	8.42%	11/26/2032	8,585	8,553	8,555	0.62%
Astra Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	11/26/2032	2,824	—	(10)	—%
Azalea TopCo, Inc.	(6) (7) (11) (15)	First Lien Debt	S + 3.00%	6.72%	4/30/2031	5,110	5,068	5,110	0.37%
Bounteous, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	7,279	—	—	—%
Bounteous, Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	1,002	1,002	1,002	0.07%
Bounteous, Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	488	488	488	0.04%
Bounteous, Inc.	(15)	First Lien Debt	S + 4.75%	8.47%	8/2/2029	1,935	1,935	1,935	0.14%
Bounteous, Inc.	(15)	First Lien Debt	S + 4.75%	8.47%	8/2/2029	299	299	299	0.02%
Caldwell & Gregory LLC	(6)	Subordinated Debt	S + 8.75%	9.92% (Cash) 2.50% (PIK)	3/31/2031	5,764	5,677	5,816	0.42%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(6)	Subordinated Debt	N/A	12.25%	3/26/2031	1,403	1,373	1,409	0.10%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.25%	3/26/2031	536	(5)	2	—%
Cornerstone Advisors of Arizona, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	5/13/2032	17,620	17,533	17,513	1.26%
CV Holdco, LLC (Class Valuation)	(6)	Subordinated Debt	N/A	11.00%	3/31/2028	444	443	430	0.03%
CV Holdco, LLC (Class Valuation)	(6)	Subordinated Debt	N/A	11.00%	3/31/2028	10,000	9,962	9,684	0.70%
Dawn Bidco, LLC	(6) (11)	First Lien Debt	S + 3.00%	7.17%	8/20/2032	3,000	3,000	2,995	0.22%
Delphi Infrastructure Group LLC	(15)	First Lien Debt	S + 5.00%	8.67%	7/21/2028	1,009	1,000	980	0.07%
DISA Holdings Corp. (DISA Global Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.99%	9/9/2028	1,184	1,177	1,184	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
DISA Holdings Corp. (DISA Global Solutions)	(6) (15)	First Lien Debt	S + 5.00%	8.99%	9/9/2028	$6,584	$6,543	$6,584	0.47%
Env Automation Acquisition,LLC	(6) (7)	First Lien Debt	S + 4.50%	8.24%	12/8/2031	10,600	10,548	10,549	0.76%
Env Automation Acquisition,LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	12/8/2031	5,129	—	(25)	—%
Esquire Deposition Solutions, LLC	(6)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	2,065	2,032	2,037	0.15%
Fleet Midco I Limited	(6) (7) (12)	First Lien Debt	S + 2.75%	6.79%	2/21/2031	2,494	2,494	2,495	0.18%
Garda World Security Corporation	(6) (11) (12)	First Lien Debt	S + 3.00%	6.75%	2/1/2029	1,970	1,990	1,981	0.14%
Genuine Financial Holdings LLC (HireRight)	(11) (15)	First Lien Debt	S + 3.25%	6.97%	9/27/2030	1,798	1,784	1,532	0.11%
ICON LUXEMBOURG SARL	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	7/3/2028	97	97	97	0.01%
ICON LUXEMBOURG SARL	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	7/3/2028	24	24	24	—%
ImageFirst Holdings, LLC	(6) (15)	First Lien Debt	S + 3.00%	6.73%	3/12/2032	13,630	13,598	13,599	0.98%
Ingram Micro Inc	(6) (11) (12)	First Lien Debt	S + 2.25%	5.98%	9/22/2031	1,986	1,994	2,000	0.14%
Integrated Power Services Holdings, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.58%	11/22/2028	4,627	4,625	4,627	0.33%
Integrated Power Services Holdings, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.58%	11/22/2028	1,649	(3)	—	—%
KENG Acquisition, Inc. (Engage PEO)	(6) (7) (15)	First Lien Debt	S + 4.50%	8.34	8/1/2029	8,966	8,891	8,898	0.64%
KENG Acquisition, Inc. (Engage PEO)	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	8/1/2029	5,775	5,764	5,731	0.41%
KENG Acquisition, Inc. (Engage PEO)	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	8/1/2029	7,683	7,639	7,625	0.55%
Kofile, Inc.	(6)	Subordinated Debt	N/A	9.00% (Cash) 4.25% (PIK)	12/31/2027	6,892	6,892	6,785	0.49%
KRIV Acquisition, Inc. (Riveron)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	7/31/2031	7,045	(26)	(43)	—%
KRIV Acquisition, Inc. (Riveron)	(6) (15)	First Lien Debt	S + 5.00%	8.67%	7/31/2031	9,071	8,934	9,016	0.65%
LRN Corporation (Lion Merger Sub, Inc.)	(6)	First Lien Debt	S + 5.25%	9.13%	12/17/2027	7,423	7,389	7,397	0.53%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (7)	First Lien Debt	S + 5.25%	8.95%	12/17/2027	3,219	3,213	3,207	0.23%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (7)	First Lien Debt	S + 5.25%	8.95%	12/17/2027	618	616	615	0.04%
LSCS Holdings, Inc. (Dohmen)	(6) (7) (15)	First Lien Debt	S + 4.50%	8.17%	3/4/2032	2,751	2,739	2,730	0.20%
M&S Holdings Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.44%	12/23/2032	5,176	5,150	5,150	0.37%
M&S Holdings Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.44%	12/23/2032	941	—	(5)	—%
OCM System One Buyer CTB, LLC (System One)	(6) (15)	First Lien Debt	S + 3.50%	7.22%	3/2/2028	1,286	1,285	1,283	0.09%
Olympus US Bidco LLC (Phaidon International)	(6) (12) (15)	First Lien Debt	S + 5.50%	9.44%	8/22/2029	19,252	19,013	18,609	1.34%
OMNIA Partners, LLC	(6) (7) (11) (15)	First Lien Debt	S + 2.75%	6.45%	12/31/2032	3,463	3,447	3,481	0.25%
Open Text Corporation	(6) (11) (12)	First Lien Debt	S + 1.75%	5.67%	1/31/2030	2,563	2,578	2,568	0.18%
Pioneer AcquisitionCo, LLC	(6) (7)	First Lien Debt	S + 3.25%	6.94%	10/27/2032	1,000	998	998	0.07%
PN Buyer, Inc.	(6) (15)	First Lien Debt	S + 4.50%	8.17%	7/31/2031	15,556	15,478	15,482	1.12%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
PN Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	7/31/2031	$4,444	$—	$(21)	—%
Prime Security Services Borrower, LLC	(6) (11) (12)	First Lien Debt	S + 1.75%	5.58%	3/7/2032	374	370	374	0.03%
Protection One (aka Prime Security Services)	(6) (11) (12)	First Lien Debt	S + 2.00%	6.13%	10/13/2030	1,979	1,975	1,984	0.14%
RailPros Parent, LLC	(6) (7) (15)	First Lien Debt	S + 4.25%	8.13%	5/24/2032	10,238	10,138	10,315	0.74%
RailPros Parent, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.13%	5/24/2032	3,158	—	24	—%
RailPros Parent, LLC	(6) (7) (10)	Revolving Loan	S + 4.25%	8.13%	5/24/2032	1,579	—	12	—%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.93%	6/15/2029	5,620	4,567	4,590	0.33%
Redwood Services Group, LLC (Evergreen Services Group)	(7) (15)	First Lien Debt	S + 5.25%	8.93%	6/15/2029	8,324	8,242	8,324	0.60%
Redwood Services Group, LLC (Evergreen Services Group)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	8.93%	6/15/2029	944	939	944	0.07%
Resideo Funding Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	8/13/2032	1,436	1,435	1,442	0.10%
Safety Infrastructure Services Intermediate LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	7/21/2028	3,503	920	829	0.06%
Safety Infrastructure Services Intermediate LLC	(15)	First Lien Debt	S + 5.00%	8.67%	7/21/2028	6,215	6,158	6,042	0.44%
Sagebrush Buyer, LLC (Province)	(15)	First Lien Debt	S + 5.00%	8.72%	7/1/2030	3,953	3,921	3,921	0.28%
Secretariat Advisors LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.00%	7.67%	2/28/2032	835	—	(4)	—%
Secretariat Advisors LLC	(6) (15)	First Lien Debt	S + 4.00%	7.67%	2/28/2032	6,880	6,848	6,848	0.49%
Sentinel Technologies, Inc	(6) (15)	First Lien Debt	S + 4.50%	8.35%	11/3/2031	6,047	6,017	6,020	0.43%
Soliant Lower Intermediate, LLC	(6) (15)	First Lien Debt	S + 3.75%	7.79%	7/18/2031	17,554	17,402	16,470	1.19%
Syndigo LLC	(6)	First Lien Debt	S + 5.00%	8.82%	9/2/2032	13,223	13,159	13,128	0.95%
Syndigo LLC	(6) (10)	Revolving Loan	S + 5.00%	8.82%	9/2/2032	1,777	(8)	(13)	—%
Synechron	(6) (11)	First Lien Debt	S + 3.75%	7.57%	10/3/2031	1,703	1,688	1,698	0.12%
Tau Buyer, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/2/2032	3,427	2,247	2,251	0.16%
Tau Buyer, LLC	(6) (7) (10)	Revolving Loan	S + 4.75%	8.42%	2/2/2032	1,720	260	270	0.02%
Tau Buyer, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	2/2/2032	9,853	9,764	9,821	0.71%
Tempo Acquisition, LLC	(6) (11) (12)	First Lien Debt	S + 1.75%	5.47%	8/31/2028	3,069	3,078	2,958	0.21%
Thompson Safety LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.80%	6/25/2032	13,633	1,455	1,389	0.10%
Thompson Safety LLC	(6) (10)	Revolving Loan	S + 5.00%	8.86%	6/25/2032	1,364	(6)	(7)	—%
TouchTunes Music Group, LLC (TouchTunes Interactive Network)	(6) (11) (15)	First Lien Debt	S + 4.75%	8.42%	4/2/2029	14,398	14,237	14,078	1.01%
Transit Buyer, LLC (Propark Mobility)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	1/31/2029	1,132	225	230	0.02%
Transit Buyer, LLC (Propark Mobility)	(6) (15)	First Lien Debt	S + 5.00%	8.72%	1/31/2029	6,255	6,212	6,255	0.45%
Transit Buyer, LLC (Propark Mobility)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	1/31/2029	3,570	3,553	3,570	0.26%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	1/31/2029	8,901	8,886	8,901	0.64%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Trilon Group, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.65%	5/27/2029	$6,787	$6,767	$6,779	0.49%
Trilon Group, LLC	(6)	First Lien Debt	S + 4.75%	8.65%	5/27/2029	2,968	2,947	2,965	0.21%
Trilon Group, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.65%	5/27/2029	10,010	10,010	9,999	0.72%
TSS Buyer, LLC (Technical Safety Services)	(15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	6/22/2029	611	611	611	0.04%
TSS Buyer, LLC (Technical Safety Services)	(15)	First Lien Debt	S + 5.50%	9.32%	6/22/2029	1,327	1,327	1,327	0.10%
Victors CCC Buyer LLC (CrossCountry Consulting)	(7) (15)	First Lien Debt	S + 4.75%	8.48%	6/1/2029	1,351	1,336	1,351	0.10%
Victors CCC Buyer LLC (CrossCountry Consulting)	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	6/1/2029	139	138	139	0.01%
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(6) (7) (15)	First Lien Debt	S + 3.75%	7.42%	7/13/2029	15,049	15,025	15,049	1.08%
Total Services: Business							394,307	392,390	28.27%

Services: Consumer
360 Holdco, Inc. (360 Training)	(15)	First Lien Debt	S + 4.75%	8.42%	8/2/2028	3,938	3,918	3,902	0.28%
360 Holdco, Inc. (360 Training)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/2/2028	3,580	—	(32)	—%
ADPD Holdings LLC (NearU)	(6) (7)	First Lien Debt	S + 6.00%	10.03%	8/16/2028	5,670	5,638	5,282	0.38%
AMS Parent, LLC (All My Sons)	(11) (15)	First Lien Debt	S + 4.75%	8.68%	10/25/2028	5,450	5,432	5,266	0.38%
Apex Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.86%	10/24/2030	5,170	—	(27)	—%
Apex Service Partners, LLC	(6) (7) (10)	Revolving Loan	S + 5.00%	8.71%	10/24/2029	1,101	281	294	0.02%
Apex Service Partners, LLC	(6) (7) (15)	First Lien Debt	S + 5.00%	8.82%	10/24/2030	12,539	12,436	12,597	0.91%
Apex Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	10/24/2030	3,067	3,054	3,081	0.22%
Apex Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	10/24/2030	3,075	3,050	3,089	0.22%
Brightspring Health (aka Phoenix Gurantor Inc.)	(6) (11) (12)	First Lien Debt	S + 2.50%	6.22%	2/21/2031	3,930	3,919	3,954	0.28%
Columbia Home Services LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.00%	11/27/2031	442	(4)	(8)	—%
Columbia Home Services LLC	(6)	Subordinated Debt	N/A	12.00%	11/27/2031	1,547	1,518	1,518	0.11%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(6)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	700	688	677	0.05%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(6)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	535	529	517	0.04%
Excel Fitness Consolidator LLC	(6) (15)	First Lien Debt	S + 4.50%	8.42%	4/29/2030	6,265	6,232	6,218	0.45%
Excel Fitness Consolidator LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.42%	4/29/2030	1,677	(9)	(13)	—%
Legacy Service Partners, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.17%	11/10/2031	8,427	8,355	8,373	0.60%
Legacy Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/10/2031	11,951	—	(76)	(0.01)%
Legacy Service Partners, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	11/10/2032	47	(1)	(1)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Legacy Service Partners, LLC	(6)	Subordinated Debt	N/A	13.25% (PIK)	11/10/2032	$53	$52	$52	—%
Norton Life Lock	(6) (11) (12)	First Lien Debt	S + 1.75%	5.47%	9/12/2029	359	359	360	0.03%
NS412, LLC	(6)	First Lien Debt	S + 4.50%	8.27%	11/6/2026	5,029	5,021	5,029	0.36%
Perennial Services Group, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.19%	12/23/2032	15,550	15,473	15,474	1.11%
Perennial Services Group, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	12/23/2032	11,348	—	(56)	—%
Verscend Technologies	(6) (11)	First Lien Debt	S + 3.25%	6.62%	5/1/2031	2,165	2,175	2,086	0.15%
Total Services: Consumer							78,116	77,556	5.58%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(15)	First Lien Debt	S + 5.25%	8.94%	7/18/2028	8,881	8,843	8,881	0.64%
Total Sovereign & Public Finance							8,843	8,881	0.64%

Telecommunications
Arise Holdings, Inc.	(6)	First Lien Debt	S + 4.50%	8.24% (PIK)	12/9/2027	4,676	3,957	3,795	0.27%
Arise Holdings, Inc.	(6) (14)	First Lien Debt	S + 4.50%	8.24% (PIK)	12/9/2027	2,415	153	—	—%
BCM One, Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.43%	11/17/2027	655	655	655	0.05%
BCM One, Inc.	(15)	First Lien Debt	S + 4.50%	8.43%	11/17/2027	2,067	2,067	2,067	0.15%
Greeneden U.S. Holdings II, LLC (Genesys Telecom Holdings U.S., Inc.)	(6) (11)	First Lien Debt	S + 2.50%	6.22%	1/30/2032	1,720	1,717	1,719	0.12%
Iridium Satellite LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	5.97%	9/20/2030	799	800	781	0.06%
Mobile Communications America, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.69%	10/16/2029	4,488	568	546	0.04%
Mobile Communications America, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.69%	10/16/2029	11,578	11,595	11,522	0.83%
Mobile Communications America, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.69%	10/16/2029	3,813	3,830	3,794	0.27%
Sapphire Telecom, Inc.	(6) (15)	First Lien Debt	S + 5.00%	8.67%	6/27/2029	16,658	16,556	16,675	1.20%
Total Telecommunications							41,898	41,554	2.99%

Transportation: Cargo
Armstrong Midco, LLC (Armstrong Transport Group)	(6)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,311	1,300	1,299	0.09%
Armstrong Transport Group, LLC	(6)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	6,270	6,209	6,206	0.45%
FSK Pallet Holding Corp. (Kamps Pallets)	(6)	First Lien Debt	S + 6.25%	10.24%	12/23/2026	5,461	5,434	5,383	0.39%
Kenco PPC Buyer LLC	(6) (15)	First Lien Debt	S + 4.50%	8.54%	11/15/2029	20,953	20,864	20,859	1.50%
Kenco PPC Buyer LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	11/15/2029	3,497	3,483	3,482	0.25%
Kenco PPC Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	11/15/2029	4,920	(35)	(22)	—%
Total Transportation: Cargo							37,255	37,207	2.68%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Consumer
Air Canada	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	3/21/2031	$3,994	$4,006	$4,025	0.29%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (15)	First Lien Debt	S + 4.50%	8.23%	2/14/2031	12,660	12,620	12,599	0.91%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	2/14/2031	2,051	(7)	(10)	—%
United AirLines, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.73%	2/22/2031	3,686	3,696	3,707	0.27%
WestJet Airlines	(6) (11) (12)	First Lien Debt	S + 3.75%	6.92%	2/14/2031	1,720	1,726	1,730	0.12%
Total Transportation: Consumer							22,041	22,051	1.59%

Utilities: Electric
AWP Group Holdings, Inc.	(6) (15)	First Lien Debt	S + 4.50%	8.22%	12/23/2030	16,080	15,959	15,945	1.15%
AWP Group Holdings, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	12/23/2030	3,066	1,076	1,063	0.08%
AWP Group Holdings, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	12/23/2030	629	625	623	0.04%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7)	First Lien Debt	S + 4.75%	8.47%	8/27/2031	13,807	13,690	13,840	1.00%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7) (10)	Revolving Loan	S + 4.75%	8.47%	8/27/2031	2,567	(21)	6	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/27/2031	3,487	(14)	8	—%
Force Electrical Buyerco, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.37%	10/21/2032	6,756	6,722	6,727	0.48%
Force Electrical Buyerco, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	10/21/2032	11,516	123	73	0.01%
Industrial Air Flow Dynamics, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.67%	8/14/2030	15,794	15,716	15,719	1.13%
Industrial Air Flow Dynamics, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/14/2030	4,167	—	(20)	—%
KENE Acquisition, Inc. (aka Entrust)	(6)	First Lien Debt	S + 4.75%	8.42%	2/7/2031	2,019	2,019	2,009	0.14%
KENE Acquisition, Inc. (aka Entrust)	(6)	First Lien Debt	S + 4.75%	8.42%	2/7/2031	599	597	596	0.04%
KENE Acquisition, Inc. (aka Entrust)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/7/2031	1,430	—	(7)	—%
KENE Acquisition, Inc. (aka Entrust)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/7/2031	777	769	773	0.06%
KENE Acquisition, Inc. (aka Entrust)	(6) (10)	Revolving Loan	S + 4.75%	8.42%	2/7/2031	239	42	41	—%
Low Voltage Holdings Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	4/28/2032	2,282	2,274	2,273	0.16%
Low Voltage Holdings Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	4/28/2032	457	—	(2)	—%
Low Voltage Holdings Inc.	(6) (7) (10)	Revolving Loan	S + 4.75%	8.42%	4/28/2032	311	(1)	(1)	—%
Pinnacle Supply Partners, LLC	(6) (10) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.12%	4/3/2030	1,571	(4)	(74)	(0.01)%
Pinnacle Supply Partners, LLC	(15)	First Lien Debt	S + 6.25%	10.12%	4/3/2030	5,855	5,805	5,579	0.40%
Pinnacle Supply Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.12%	4/3/2030	1,894	1,886	1,805	0.13%
RMS Energy Borrower LLC	(6) (15)	First Lien Debt	S + 4.50%	8.22%	9/30/2032	16,452	16,369	16,364	1.18%
RMS Energy Borrower LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	9/30/2032	2,999	(7)	(16)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Vistra Operations Co	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	4/30/2031	$3,582	$3,594	$3,553	0.26%
Total Utilities: Electric							87,219	86,877	6.25%

Utilities: Water
Culligan (AKA Osmosis Debt Merger Sub Inc)	(6) (11) (12)	First Lien Debt	S + 3.00%	6.85%	7/31/2028	2,962	2,974	2,972	0.21%
USA Water Intermediate Holdings, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.57%	2/21/2031	8,939	8,888	8,939	0.64%
USA Water Intermediate Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	2/21/2031	3,485	2,338	2,338	0.17%
Total Utilities: Water							14,200	14,249	1.02%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(15)	First Lien Debt	S + 5.50%	9.47%	1/19/2029	7,754	7,676	7,640	0.55%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.47%	1/19/2029	1,124	1,114	1,107	0.08%
ISG Enterprises, LLC (Industrial Service Group)	(15)	First Lien Debt	S + 5.75%	9.59%	12/7/2028	2,404	2,378	2,346	0.17%
ISG Enterprises, LLC (Industrial Service Group)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.59%	12/7/2028	11,885	11,803	11,599	0.84%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.59%	12/7/2028	5,156	5,133	5,032	0.36%
New Era Technology, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 6.25%	10.07% (PIK)	6/30/2030	5,320	5,320	5,320	0.38%
Solaray, LLC	(6) (7)	First Lien Debt	S + 6.75%	10.69%	12/15/2025	6,402	6,402	5,711	0.41%
Total Wholesale							39,826	38,755	2.79%

Total Debt Investments							$2,121,936	$2,112,195	152.18%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(6) (8) (9) (12)	Class A-1 Units	9/1/2023	1,180,000	$1,180	$1,496	0.11%
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	12/8/2023	76,054	76	87	0.01%
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	6/21/2024	383,427	383	438	0.03%
Total Aerospace & Defense					1,639	2,021	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Automotive
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	(6) (8)	Holdings Subscription	10/31/2024	550,000	$550	$419	0.03%
Total Automotive					550	419	0.03%

Banking, Finance, Insurance, Real Estate
INS Co-Invest LP (Inszone)	(8) (10) (13)	Partnership Interests	11/29/2023	77,340	77	128	0.01%
R Arax Co-Invest UB, LP (Arax Investment Partners)	(8) (10) (12) (13)	Limited Partnership Interest	2/28/2024	949,293	950	1,959	0.14%
R Chapel Avenue Holdings Co-Invest UB, LP	(8) (10) (13)	Partnership Interests	12/24/2024	651,339	653	1,058	0.08%
Starlight Co-Invest LP (Sedgwick Claims Management Services)	(6) (8) (13)	Partnership Interests	10/22/2024	1,000,000	1,003	1,116	0.08%
Total Banking, Finance, Insurance, Real Estate					2,683	4,261	0.31%

Beverage, Food & Tobacco
Marlin Coinvest LP (Fortune International LLC)	(8) (13)	Limited Partnership Interests	5/8/2023	200,000	200	276	0.02%
MidOcean Partners QT Co-Invest, L.P. (QualiTech)	(6) (8) (13)	Class A Units	8/20/2024	972	976	821	0.06%
Spice World	(6) (8)	Common Equity	3/31/2022	1,000	126	163	0.01%
Sugar PPC FT Investor LLC (Sugar Foods)	(8) (13)	Parent Units	9/29/2023	2,000	200	284	0.02%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(6) (8) (13)	Company Unit	10/5/2023	200	200	169	0.01%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(6) (8)	Class B Common Units	10/3/2022	464	1	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(6) (8)	Class A Preferred Units	10/3/2022	464	464	177	0.01%
Total Beverage, Food & Tobacco					2,167	1,890	0.13%

Capital Equipment
ATL GSE Holdings, LP	(6) (8)	Class A Common Units	12/16/2025	377	377	377	0.03%
EFC Holdings, LLC (EFC International)	(8)	Class A Common Units	3/1/2023	114	46	17	—%
EFC Holdings, LLC (EFC International)	(8)	Class A Preferred Units	3/1/2023	114	114	143	0.01%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(6) (8)	Partner Interests	5/22/2024	1,000,000	1,010	887	0.06%
Total Capital Equipment					1,547	1,424	0.10%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)

Chemicals, Plastics & Rubber
Meyer Lab Aggregator LP	(8) (13)	Units	2/27/2024	849,000	$854	$839	0.06%
New Spartech Holdings LLC	(6) (8)	Common Units	6/6/2025	84,000	425	—	—%
Total Chemicals, Plastics & Rubber					1,279	839	0.06%

Construction & Building
GreyLion TGNL Holdings	(8) (10) (13)	Limited Partnership Interests	5/2/2025	846,770	865	854	0.06%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(6) (8)	Series F interests	5/26/2023	254,428	260	365	0.03%
OSP Gannett Aggregator, LP (Gannett Fleming)	(6) (8) (9) (12)	Class A Interests	12/20/2022	178,922	179	257	0.02%
RPI Investments LP (Rose Paving)	(6) (8)	Class A Unit	11/27/2024	690	100	68	—%
Trench Plate Rental Co. (Trench Safety Solutions Holdings, LLC)	(6) (8)	Common Equity	3/31/2022	1,000	127	58	—%
Trench Safety Solutions Holdings, LLC	(6) (8)	Preferred units	4/3/2025	121	13	23	—%
Total Construction & Building					1,544	1,625	0.11%

Consumer Goods: Durable
LH Equity Investors, L.P.	(6) (8) (10) (13)	Limited Partnership Interests	9/3/2025	1,500,000	1,444	2,029	0.15%
Total Consumer Goods: Durable					1,444	2,029	0.15%

Consumer Goods: Non-Durable
FBG Holdings LLC	(6) (8)	Common Units	8/8/2025	90	704	703	0.05%
Hermod Co-Invest, LP	(6) (8) (10) (13)	Common Units	10/15/2024	511,792	512	729	0.05%
RVGD Aggregator LP (Revision Skincare)	(6) (8)	Common Equity	3/31/2022	100	98	70	0.01%
Showtime Co-Investors LLC (WCI Holdings, LLC)	(8) (13)	Class A1 Units	2/6/2023	534,934	535	802	0.06%
Ultima Health Holdings, LLC	(6) (8)	Preferred units	9/12/2022	11	130	291	0.02%
Total Consumer Goods: Non-Durable					1,979	2,595	0.19%

Containers, Packaging & Glass
Oliver Investors, LP (Oliver Packaging)	(6) (8)	Class A Units	4/22/2025	186	9	10	—%
Oliver Investors, LP (Oliver Packaging)	(6) (8)	Class A Common Units	7/6/2022	7,816	742	154	0.01%
PG Aggregator, LLC (Pacur)	(8)	LLC Units	3/31/2022	100	109	121	0.01%
Total Containers, Packaging & Glass					860	285	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)

Healthcare & Pharmaceuticals
NYBG Holdings, LLC	(6) (8)	Class A Common Units	10/31/2025	26,886	$657	$765	0.06%
HMA Equity, LP (Health Management Associates)	(6) (8)	AA Equity Co-Invest	3/30/2023	324,934	356	330	0.02%
KLC Fund 1222-CI LP (Spectrum Science)	(6) (8) (13)	Partnership Interests	1/5/2024	261,350	280	143	0.01%
NP/BF Holdings, L.P.	(6) (8)	AA Equity Co-Invest	4/30/2025	1,000	1,000	1,000	0.07%
RCP Nats Co-Investment Fund LP	(6) (8) (13)	LP Interests	3/17/2025	1,000,000	1,003	1,304	0.09%
VSC Specialty Molding Holdings LLC	(8)	LP Interests	10/6/2025	2,312	231	231	0.02%
WE Select Fund 3, L.P.	(6) (8) (13)	Limited Partnership Interests	9/10/2025	855,000	876	1,054	0.08%
Total Healthcare & Pharmaceuticals					4,403	4,827	0.35%

High Tech Industries
GNX HBS Holdings, LLC	(6) (8)	Limited Partnership Interests	10/1/2025	172	172	172	0.01%
GrowthCurve Capital Nexus Co-Invest LP (Netchex)	(6) (8) (13)	Limited Partnership Interests	3/28/2024	538,708	574	680	0.05%
Three Rivers Co-Investment, L.P.	(6) (8) (13)	Limited Partnership Interests	11/7/2025	900,000	901	900	0.06%
Total High Tech Industries					1,647	1,752	0.12%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(6) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	194	0.01%
Total Media: Diversified & Production					655	194	0.01%

Services: Business
BayPine Monarch Co-Invest, LP	(6) (8) (13)	Limited Partnership Interests	6/3/2025	1,000,000	1,018	994	0.07%
Coalesce Diamond Coinvest, L.P.	(8) (10) (13)	Limited Partner Interests	5/19/2025	800,000	805	802	0.06%
COP Village Green Investment, LLC (Village Green Holding)	(6) (8)	Class A Units	9/26/2024	954,000	954	1,266	0.09%
CV Holdco, LLC (Class Valuation)	(6) (8)	Class A Common Units	3/31/2022	1,208	123	101	0.01%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Class A Common Shares	9/11/2023	3,753,613	—	—	—%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Series A Preferred Shares	9/11/2023	10,256,410	389	515	0.04%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Series B Preferred Shares	9/11/2023	3,753,613	600	555	0.04%
Geds Equity Investors, LP (Esquire Deposition Services)	(6) (8)	Class A Limited Partnership Units	7/1/2024	2,424	320	271	0.02%
KKEMP Blocked Co-Invest, LP	(6) (8)	Limited Partnership Interests	7/15/2025	1,000	1,029	1,107	0.08%
Kofile, Inc.	(6) (8)	Common Equity	3/31/2022	100	108	109	0.01%
KRIV Co-Invest Holdings, L.P. (Riveron)	(6) (8) (13)	Class A Units	7/17/2023	200	200	279	0.02%
Kwol Co-Invest LP (Worldwide Clinical Trials)	(6) (8)	Class A Interests	12/12/2023	7	74	130	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
M&S Group Holdings,LLC	(6) (8)	Common Equity	12/23/2025	3,668	$367	$367	0.03%
NMS VONA Case Management Acquisition, LP	(8) (13)	Class A Common Units	11/25/2025	3,724	2,000	2,000	0.14%
NMSEF II Holdings I, L.P.	(6) (8) (13)	Limited Partnership Interests	9/29/2025	855,000	858	854	0.06%
PN Topco L.P.	(6) (8)	Class A Units	7/31/2025	344,319	344	358	0.03%
Safety First Topco, L.P. (Smith System)	(6) (8)	Common Units	12/13/2023	90,077	95	95	0.01%
Schill Blocker Agg, LLC	(6) (8) (13)	Limited Partnership Interests	12/12/2025	3,000,000	3,000	3,000	0.22%
SkyKnight Financial Holdings LP	(6) (8) (10) (13)	Partnership Interests	12/24/2024	409,911	410	471	0.03%
STech Investors, LP	(6) (8)	Class A Units	11/3/2025	1,162	116	116	0.01%
TL Voltron TopCo, L.P.	(8)	Class A-2 Units	12/27/2024	500,000	500	592	0.04%
Total Services: Business					13,310	13,982	1.01%

Services: Consumer
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	(6) (8) (10)	Partnership Interests	11/7/2023	77	77	106	0.01%
CHS Investors, LLC	(8)	Class A Units	5/27/2025	1,018	146	131	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(6) (8)	Class A Units	7/31/2023	770,000	862	899	0.06%
FS NU Investors, LP (NearU)	(6) (7) (8)	Class A Units	8/11/2022	1,419	142	80	0.01%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (8)	Class B-2 Units	1/9/2023	48	6	6	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (8)	Class B Units	1/9/2023	1,963	196	262	0.02%
Total Services: Consumer					1,429	1,484	0.11%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(6) (8) (10)	Limited Partnership Interests	6/30/2022	106,984	107	271	0.02%
Total Sovereign & Public Finance					107	271	0.02%

Telecommunications
Arise Holdings, Inc.	(6) (8)	Class A-1 Units	9/5/2025	1,029,330	—	—	—%
Total Telecommunications					—	—	—%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(6) (8)	Common Units	4/3/2023	111,875	112	42	—%
Total Utilities: Electric					112	42	—%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Utilities: Water
USAW Parent LLC (USA Water)	(8)	Common Units	2/21/2024	4,226	$423	$631	0.05%
Total Utilities: Water					423	631	0.05%

Wholesale
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	11/20/2025	7,000	700	700	0.05%
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	12/5/2025	851	85	85	0.01%
New Era Technology, LLC	(6) (7) (8)	Preferred Equity	8/21/2025	4,915	4,112	2,295	0.17%
New Era Technology, LLC	(6) (7) (8)	Common Equity	8/21/2025	4,915	—	—	—%
Total Wholesale					4,897	3,080	0.22%

Total Equity Investments					$42,675	$43,651	3.14%

Total Investments					$2,164,611	$2,155,846	155.32%

Portfolio Company (1)	Interest Rate	Shares	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Class	3.64%	45,985,187	$45,985	$45,985	3.31%
First American Government Obligations Fund - Class Z	3.64%	575,225	575	575	0.04%
Total Cash Equivalents			$46,560	$46,560	3.35%

Total Investments and Cash Equivalents			$2,211,171	$2,202,406	158.67%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. As of December 31, 2025, effective rates for 1M S, 3M S, 6M S and 12M S are 3.69%, 3.65%, 3.57% and 3.42%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” and Note 4 “Fair Value Measurements” for more information.
(5)Percentage is based on net assets of $1,388,129 as of December 31, 2025.
(6)Denotes that all or a portion of the assets are owned by the Fund, SPV II, SPV III, and/or BSL SPV I (as defined in Note 1 “Organization”), which serve as collateral for the Bank of America Credit Facility, the Scotiabank Credit Facility, and/or the SMBC Revolving Credit Facility (each as defined in the Notes), as applicable. Accordingly, such assets are not available to creditors of the Fund. See Note 6 “Secured Borrowings” for more information.
(7)Investment is a unitranche position.
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2025, the Fund held eighty-two restricted securities with an aggregate fair value of $43,651, or 3.14% of the Fund’s net assets.
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
(12)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 7.95% of the Fund's total assets calculated in accordance with the 1940 Act.
(13)Investments measured at net asset value (“NAV”). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(14)Loan was on non-accrual status as of December 31, 2025.
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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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
(dollar amounts in thousands, except share amounts)

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, except share amounts)
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

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Fund is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value unless otherwise disclosed herein.
Consolidation
As provided under ASC 946, the Fund generally will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value. As of December 31, 2025 and December 31, 2024, the Fund held $46,560 and $63,223 of cash equivalents, respectively. As of December 31, 2025 and December 31, 2024, the Fund did not hold any restricted cash.
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
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. For the years ended December 31, 2025, 2024, and 2023, the Fund earned $6,688, $4,427, and $2,333 respectively, in PIK income provisions, representing 3.67%, 4.56%, and 4.88% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the years ended December 31, 2025, 2024, and 2023, the Fund earned $121, $65, and $123 respectively, in dividend income.
Distributions from the Fund's equity investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2025, 2024, and 2023, the Fund earned other income of $1,289, $722, and $178 respectively, primarily related to amendment fees and prepayment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of December 31, 2025, the Fund had an investment in one portfolio company on non-accrual status with an aggregate fair value of $0, which represented approximately 0% of total investments at fair value. As of December 31, 2024, the Fund had an investment in one portfolio company on non-accrual status with an aggregate fair value of $3,400, which represented approximately 0.20% of total investments at fair value.

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
Offering costs consist primarily of fees and expenses incurred in connection with the Fund’s continuous offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the Fund’s registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the years ended December 31, 2025, 2024, and 2023, offering costs of $894, $731, and $775 respectively, were incurred, and $949, $600, and $659 respectively, were amortized and recognized as offering costs on the consolidated statements of operations and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, CLO-II, SPV II, SPV III, and BSL SPV I are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the year ended December 31, 2025, the Fund incurred no excise tax. For the years ended December 31, 2024 and 2023, the Fund incurred $202 and $31 in excise tax expense, respectively.

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

Recent Accounting Pronouncement
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring public business entities to disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and present disaggregated information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, although retrospective application is permitted. As the Fund has elected to be treated as a RIC under the Code, the Fund is not subject to federal income tax on the portion of its taxable income and gains distributed to shareholders, provided it satisfies certain requirements, including minimum distribution requirements. Accordingly, the Fund generally does not incur significant federal income tax liability and the enhanced disclosure requirements under ASU 2023-09 related to the federal income tax rate reconciliation are not applicable to the Fund. The Fund is, however, subject to a federal excise tax and certain state and local taxes. The Fund adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on the consolidated financial statements.

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

3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$2,009,009	$2,001,896	92.86%	$1,563,049	$1,558,902	92.71%
Subordinated Debt (1)	112,927	110,299	5.12%	105,214	102,993	6.12%
Equity Investments	42,675	43,651	2.02%	19,418	19,714	1.17%
Total	$2,164,611	$2,155,846	100.00%	$1,687,681	$1,681,609	100.00%
_______________
(1)As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $61,168, mezzanine debt of $47,832 and structured debt of $1,299, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $63,332, mezzanine debt of $48,295 and structured debt of $1,300. As of December 31, 2024, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $49,896, mezzanine debt of $52,014 and structured debt of $1,083 at fair value, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $51,588, mezzanine debt of $52,535, and structured debt of $1,091 at amortized cost.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

The industry composition of the Fund’s investment portfolio as a percentage of fair value as of December 31, 2025 and December 31, 2024 was as follows:

Industry	December 31, 2025	December 31, 2024
Aerospace & Defense	1.53%	1.93%
Automotive	1.37%	1.72%
Banking, Finance, Insurance & Real Estate	6.54%	3.90%
Beverage, Food & Tobacco	4.82%	5.40%
Capital Equipment	7.90%	7.45%
Chemicals, Plastics & Rubber	1.53%	2.64%
Construction & Building	6.53%	7.12%
Consumer Goods: Durable	1.65%	1.27%
Consumer Goods: Non-durable	3.02%	3.56%
Containers, Packaging & Glass	0.85%	1.14%
Energy: Electricity	1.98%	1.60%
Energy: Oil & Gas	0.58%	0.57%
Environmental Industries	3.92%	4.38%
Healthcare & Pharmaceuticals	13.80%	12.13%
High Tech Industries	8.13%	8.49%
Hotel, Gaming & Leisure	0.32%	0.38%
Media: Advertising, Printing & Publishing	0.78%	1.03%
Media: Broadcasting & Subscription	0.18%	0.33%
Media: Diversified & Production	0.21%	0.31%
Metals & Mining	0.07%	0.16%
Retail	—%	0.16%
Services: Business	18.85%	16.22%
Services: Consumer	3.68%	5.88%
Sovereign & Public Finance	0.42%	0.55%
Telecommunications	1.93%	2.50%
Transportation: Cargo	1.73%	2.02%
Transportation: Consumer	1.02%	1.13%
Utilities: Electric	4.03%	2.80%
Utilities: Water	0.69%	0.59%
Wholesale	1.94%	2.64%
Total	100.00%	100.00%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,063,637	$2,054,885	95.32%	148.04%
Canada	34,930	34,964	1.62%	2.52%
Germany	28,528	28,764	1.33%	2.07%
United Kingdom	24,300	23,985	1.11%	1.73%
Netherlands	8,962	8,981	0.42%	0.65%
Ireland	4,254	4,267	0.20%	0.31%
Total	$2,164,611	$2,155,846	100.00%	155.32%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,607,181	$1,600,998	95.21%	193.79%
Canada	26,895	26,913	1.60%	3.26%
United Kingdom	20,146	20,205	1.20%	2.45%
Germany	19,571	19,535	1.16%	2.36%
Luxembourg	8,224	8,243	0.49%	1.00%
Netherlands	2,766	2,784	0.17%	0.34%
Cayman Islands	1,482	1,508	0.09%	0.18%
Ireland	1,416	1,423	0.08%	0.17%
Total	$1,687,681	$1,681,609	100.00%	203.55%
As of December 31, 2025 and December 31, 2024, on a fair value basis, 95.73% and 94.53%, respectively, of the Fund’s debt investments earn interest at a floating rate and 4.27% and 5.47%, respectively, of the Fund’s debt investments earn interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class, as of December 31, 2025 and December 31, 2024, according to the fair value hierarchy:

As of December 31, 2025	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
Assets:
First-Lien Debt	$—	$263,046	$1,738,850	$—	$2,001,896
Subordinated Debt (1)	—	2,516	107,783	—	110,299
Equity Investments	—	—	19,581	24,070	43,651
Cash Equivalents	46,560	—	—	—	46,560
Total Investments and Cash Equivalents	$46,560	$265,562	$1,866,214	$24,070	$2,202,406
_______________
(1)Subordinated Debt was further comprised of second lien term loans and/or second lien notes of $61,168, mezzanine debt of $47,832, and structured debt of $1,299.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	For the Year Ended December 31, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2024	$1,270,084	$102,993	$19,714	$1,392,791
Purchase of investments (1)	687,159	23,364	10,508	721,031
Proceeds from principal repayments and sales of investments (1)	(197,238)	(24,449)	(769)	(222,456)
Payment-in-kind interest	879	5,809	—	6,688
Amortization of premium/accretion of discount, net	2,300	408	—	2,708
Net realized gain (loss) on investments	(10,844)	84	445	(10,315)
Net change in unrealized appreciation (depreciation) on investments	(2,313)	(426)	(2,372)	(5,111)
Transfers out of Level 3 (2)	(13,465)	—	(7,945)	(21,410)
Transfers to Level 3 (2)	2,288	—	—	2,288
Balance as of December 31, 2025	$1,738,850	$107,783	$19,581	$1,866,214

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2025	$(7,473)	$(537)	$(2,295)	$(10,305)
________________
(1) Includes reorganizations and restructuring of investments.
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2025, transfers between Level 3 and Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
______________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, transfers out of Level 3 to Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

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
______________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2023, transfers out of Level 3 to Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,541,771	Yield Method	Market Yield Discount Rate	6.71%	17.25%	8.93%
First-Lien Debt	26,503	Market Approach	EBITDA Multiple	7.25x	10.50x	9.39x
First-Lien Debt	4,807	Market Approach	Revenue Multiple	0.33x	0.50x	0.46x
Subordinated Debt	98,529	Yield Method	Market Yield Discount Rate	12.04%	26.50%	15.76%
Equity Investments	16,744	Market Approach	EBITDA Multiple	5.50x	19.50x	11.94x
Equity Investments	—	Market Approach	Revenue Multiple	0.33x	0.50x	0.0x
Equity Investments	789	Yield Method	Market Yield Discount Rate	8.63%	15.01%	13.55%
Total	$1,689,143
First Lien Debt in the amount of $165,769, Subordinated Debt in the amount of $9,254 and equity investments in the amount of $2,048 at December 31, 2025 have been excluded from the table above, because the investments are valued using recent transaction price.

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

	December 31, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value	Fair Value
Bank of America Credit Facility	$67,000	$67,000	$325,000	$325,000
Scotiabank Credit Facility	46,000	46,000	278,500	278,500
SMBC Revolving Credit Facility	21,500	21,500	—	—
2024 Debt	306,000	306,503	306,000	307,609
2025 Debt	355,000	356,090	—	—
Total	$795,500	$797,093	$909,500	$911,109
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

5. RELATED PARTY TRANSACTIONS
Advisory Agreement
On March 31, 2022, the Fund entered into an investment advisory agreement with Churchill (as amended on August 3, 2022, January 10, 2023, and August 2, 2023, the “Prior Advisory Agreement”). In connection with an internal reorganization of Churchill with respect to the advisory services provided to the Fund, the Adviser serves as the Fund’s investment adviser pursuant to an investment advisory agreement, dated May 28, 2024 (as amended on July 30, 2025, the “Advisory Agreement”), rather than Churchill. On February 20, 2024, the Board, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), approved the investment advisory agreement in accordance with, and on the basis of, an evaluation satisfactory to such trustees, as required by the 1940 Act. In connection therewith, the investment advisory agreement was approved by the Fund’s shareholders on May 28, 2024, and became effective on such date.
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
For the years ended December 31, 2025, 2024, and 2023 base management fees earned were $8,071, $4,667, and $1,292 of which $1,395, $3,001, and $1,292 were waived by the Adviser. As of December 31, 2025 and December 31, 2024, $868 and $745 were payable to the Adviser related to management fees, respectively.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
Incentive Fee Based on Income
The portion based on income is based on the Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or the percentage rate of return on the value of net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

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
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6% annualized).
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
The Adviser waived the incentive fee based on income until the period ended May 31, 2025. For the year ended December 31, 2025, the income based incentive fee was $16,510, of which $6,519 was waived by the Adviser. As of December 31, 2025, $4,425 was payable to the Adviser related to the income based incentive fee. For the year ended December 31, 2024, the income based incentive fee was $10,089, all of which was waived by the Adviser. As of December 31, 2024, no amounts were payable to the Adviser related to income based incentive fees. For the year ended December 31, 2023, income based incentive fees were $3,108, which were waived by the Adviser.
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
For the years ended December 31, 2025, 2024 and 2023, the Fund did not incur any incentive fee based on capital gains.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

Sub-Advisory Agreements
CAM Sub-Advisory Agreement
On February 20, 2024, the Board, including all of the Independent Trustees, approved a sub-advisory agreement by and between the Adviser and Churchill (as amended on December 22, 2025, the “CAM Sub-Advisory Agreement”) in accordance with, and on the basis of, an evaluation satisfactory to such trustees, as required by the 1940 Act. The CAM Sub-Advisory Agreement was approved by the Fund’s shareholders on May 28, 2024, and became effective on such date. Pursuant to the CAM Sub-Advisory Agreement, the Adviser will pay Churchill 85% of the aggregate amount of the management fee, the incentive fee on income, and the incentive fee on capital gains as set forth in the Advisory Agreement. The management fee and the incentive fee on income will be payable quarterly in arrears and the incentive fee on capital gains will be payable annually pursuant to the terms of the Advisory Agreement. Fees payable to Churchill will be borne entirely by the Adviser and will not be directly incurred by the Fund.
The CAM Sub-Advisory Agreement will remain in effect for a period of two years from its effective date, May 28, 2024, and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Fund and, in each case, a majority of the Independent Trustees.
NAM Sub-Advisory Agreement
Nuveen Asset Management may manage certain of the Liquid Investments pursuant to the NAM Sub-Advisory Agreement. Churchill has general oversight over the investment process on behalf of the Fund and manages the capital structure of the Fund, including, but not limited to, asset and liability management. On March 31, 2022, Churchill entered into a sub-advisory agreement with Nuveen Asset Management. In connection with the internal reorganization of Churchill with respect to the advisory services provided to the Fund, on February 20, 2024, the Board, including all of the Independent Trustees, approved a new sub-advisory agreement by and among the Adviser, Churchill and Nuveen Asset Management (the “NAM Sub-Advisory Agreement”) in accordance with, and on the basis of an evaluation satisfactory to such trustees, as required by the 1940 Act. The NAM Sub-Advisory Agreement was approved by the Fund’s shareholders on May 28, 2024, and became effective on such date. The NAM Sub-Advisory Agreement (i) added the Adviser as a party to the agreement to satisfy a technical requirement under the 1940 Act that requires the Fund or the investment adviser to be in privity of contract with a sub-adviser; and (ii) changed the calculation of the compensation payable by the Adviser to Nuveen Asset Management. Under the NAM Sub-Advisory Agreement, the Adviser will pay, monthly in arrears, 50% of the aggregate amount of the management fee payable to the Adviser under the Advisory Agreement associated with the Liquid Investments managed by Nuveen Asset Management at the direction of Churchill. Fees payable to Nuveen Asset Management will be borne entirely by the Adviser and will not be directly incurred by the Fund.
The NAM Sub-Advisory Agreement will remain in effect for a period of two years from its effective date, May 28, 2024, and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Fund and, in each case, a majority of the Independent Trustees.
Administration Agreement
On March 31, 2022, the Fund entered into an administration agreement (as amended on January 10, 2023 and October 30, 2024, the “Administration Agreement”) with Churchill BDC Administration LLC, which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Fund with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, assisting the Fund with the preparation of the financial records that the Fund is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or Churchill, the Administrator also may provide significant managerial assistance on the Fund’s behalf to those portfolio companies that have accepted the Fund’s offer to provide such assistance. U.S. Bancorp Fund Services, LLC provides the Fund with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
For the years ended December 31, 2025, 2024, and 2023, the Fund incurred $1,766, $825, and $517 respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of December 31, 2025 and December 31, 2024, $459 and $383, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
Intermediary Manager Agreement
On March 31, 2022, the Fund entered into an Intermediary Manager Agreement (the “Intermediary Manager Agreement”) with the Intermediary Manager, an affiliate of the Adviser. Under the terms of the Intermediary Manager Agreement, the Intermediary

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

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
For the year ended December 31, 2025, the Fund accrued distribution and shareholder servicing fees of $274 and $51 that were attributable to Class S and Class D shares, respectively. As of December 31, 2025, $52 shareholder servicing fee remains payable and is included in the accounts payable and accrued expenses in the consolidated statements of assets and liabilities. For the year ended December 31, 2024, the Fund accrued distribution and shareholder servicing fees of $108 and $35 that were attributable to Class S and Class D shares, respectively. As of December 31, 2024, $26 shareholder servicing fee remains payable and is included in the accounts payable and accrued expenses in the consolidated statements of assets and liabilities. For the year ended December 31, 2023, the Fund accrued distribution and shareholder servicing fees of $5 and $1 that were attributable to Class S and Class D shares, respectively.
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
(dollar amounts in thousands, except share and per share data)

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
The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	(379)	—	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	(176)	—	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	—	198	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 31, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
September 30, 2025	384	—	—	384	9.82%	September 30, 2028	0.15%
December 31, 2025	413	—	—	413	8.88%	December 31, 2028	0.23%
Total	$4,531	$—	$(2,215)	$2,316
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

For the year ended December 31, 2025, there were no Reimbursement Payments to Nuveen Alternative Holdings.
Board of Trustees’ Fees

The Board consists of six members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the years ended December 31, 2025, 2024, and 2023, the Fund incurred $513, $508, and $508 respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of December 31, 2025 and December 31, 2024, $128 and $325, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser, Churchill, in its capacity as sub-adviser, and/or the Administrator may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser, Churchill, and/or the Administrator for such amounts paid on its behalf. Amounts payable to the Adviser, Churchill, and the Administrator are settled in the normal course of business without formal payment terms. As of December 31, 2025 and December 31, 2024, the Fund owed the Adviser, Churchill and/or the Administrator $1,226 and $886, respectively, for reimbursements including the Fund’s allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

6. SECURED BORROWINGS
The Fund and its wholly owned subsidiaries are parties to credit facilities or debt obligations, including term debt securitizations, as described below. The term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Fund. In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, the Fund’s asset coverage was 274.50% and 190.83%, respectively. The Fund and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.
Bank of America Credit Facility
On April 19, 2022, a wholly owned subsidiary of the Fund entered into a credit agreement with the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, the Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (as amended from time to time, the “Bank of America Credit Agreement” and the revolving credit facility thereunder, the “Bank of America Credit Facility”). On July 16, 2024, SPV II entered into the borrower joinder agreement to become party to the Bank of America Credit Agreement and pledged all of its assets to the collateral agent to secure its obligations under the Bank of America Credit Facility.

The most recent amendment on December 19, 2025, among other things (i) revises the Applicable Rate (as defined in the Bank of America Credit Agreement) calculation for the first three months following the amendment date to the (A) sum of (1) 1.60% multiplied by the lesser of (x) the Adjusted Principal Balance (as defined in the Bank of America Credit Agreement) of all Eligible Collateral Assets (as defined in the Bank of America Credit Agreement) that are Qualifying Syndicated Loans (as defined in the Bank of America Credit Agreement) or (y) 30% of the Adjusted Principal Balance of all Eligible Collateral Assets, plus (2) 1.80% multiplied by (x) the Adjusted Principal Balance of all Eligible Collateral Assets minus the amount determined in clause (II)(i)(a)(y) of the definition of “Applicable Rate” divided by (B) the Aggregate Adjusted Principal Balance (as defined in the Bank of America Credit Agreement); (ii) incorporates an additional Applicable Rate such that, starting after the three-month anniversary of the amendment date, the Applicable Rate will be equal to 1.80% per annum, (iii) extends the availability period from September 19, 2027 to March 19, 2028; (iv) extends the maturity date of the facility from September 19, 2029 to March 19, 2030; and (v) revises the Make-Whole Percentage (as defined in the Bank of America Credit Agreement) from 0.0% to 0.25% for the period from December 19, 2026 through December 19, 2027, and 0.0% thereafter. The maximum amount available under the Bank of America Credit Facility is $350,000.

Borrowings under the Bank of America Credit Facility bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. Interest is payable monthly in arrears. Advances under the Bank of America Credit Facility are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Bank of America Credit Agreement. Advances under the Bank of America Credit Facility may be prepaid and reborrowed at any time during the Availability Period (as defined therein), but any termination or reduction of the facility amount is subject to certain conditions. The Fund and SPV II have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.

As of December 31, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.75% per annum. As of December 31, 2024, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.93% per annum. Interest is payable monthly in arrears.

For the years ended December 31, 2025, 2024, and 2023, the components of interest expense related to the Bank of America Credit Facility were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$9,995	$6,912	$10,144
Unused fees	1,731	516	434
Amortization of deferred financing costs	699	621	174
Total interest and debt financing expenses	$12,425	$8,049	$10,752

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

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
Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility. In connection with an amendment on May 22, 2025, SPV III and BSL SPV I were added as new borrowers (collectively, the “New Borrowers”). In addition, the amendment, among other things: (i) adjusted the total revolving commitment available to $150,000 (subject to increases up to $450,000), subject to availability governed by a collateralization test; (ii) amended the applicable margin for the interest rate payable by each New Borrower, and (iii) extended the final maturity date from July 19, 2033 to May 22, 2034.
Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by the New Borrowers and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of December 31, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily, plus 2.08% per annum. Interest is payable quarterly. The Fund and the New Borrowers, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility Agreement includes usual and customary events of default for facilities of this nature. Borrowings under the Scotiabank Credit Facility will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.
For the years ended December 31, 2025, 2024, and 2023, the components of interest expense related to the Scotiabank Credit Facility were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$8,072	$1,157	$—
Unused fees	572	52	—
Amortization of deferred financing costs	1,196	2	—
Total interest and debt financing expenses	$9,840	$1,211	$—
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the SMBC Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the SMBC Revolving Credit Facility. As of December 31, 2025, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.125% per annum.

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

For the years ended December 31, 2025, 2024, and 2023, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$363	$—	$—
Unused fees	237	—	—
Amortization of deferred financing costs	198	—	—
Total interest and debt financing expenses	$798	$—	$—

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

For the years ended December 31, 2025, 2024, and 2023, the components of interest expense related to CLO-I were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$18,792	$10,009	$—
Amortization of deferred financing costs	454	—	—
Total interest and debt financing expenses	$19,246	$10,009	$—

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
For the years ended December 31, 2025, 2024, and 2023, the components of interest expense related to CLO-II were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$13,008	$—	$—
Amortization of deferred financing costs	344	—	—
Total interest and debt financing expenses	$13,352	$—	$—

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

Summary of Secured Borrowings
The Fund’s debt obligations consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Bank of America Credit Facility	Scotiabank Credit Facility	SMBC Revolving Credit Facility	CLO-I	CLO-II	Total
Total Commitment	$350,000	$150,000	$100,000	$306,000	$355,000	$1,261,000
Amount Outstanding (1)	67,000	46,000	21,500	306,000	355,000	795,500
Unused Portion (2)	283,000	104,000	78,500	—	—	465,500
Amount Available (3)	278,124	96,982	78,500	—	—	453,606
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
For the years ended December 31, 2025, 2024, and 2023, the components of interest expense and debt financing expenses were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$50,230	$18,078	$10,144
Unused fees	2,540	568	434
Amortization of deferred financing costs	2,891	623	174
Total interest and debt financing expenses	$55,661	$19,269	$10,752
Average interest rate (1)	6.52%	7.43%	7.73%
Average daily borrowings	$809,789	$250,978	$136,894
______________
(1)Average interest rate includes borrowing interest expense and unused fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of December 31, 2025 and December 31, 2024:

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$67,000	$—	$—	$67,000	$—
Scotiabank Credit Facility	46,000	—	—	—	46,000
SMBC Revolving Credit Facility	21,500	—	—	21,500	—
CLO-I	306,000	—	—	—	306,000
CLO-II	355,000	—	—	—	355,000
Total debt obligations	$795,500	$—	$—	$88,500	$707,000

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$325,000	$—	$—	$325,000	$—
Scotiabank Credit Facility	278,500	—	—	—	278,500
CLO-I	306,000	—	—	—	306,000
Total debt obligations	$909,500	$—	$—	$325,000	$584,500
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2025 and December 31, 2024 for any such exposure.
As of December 31, 2025 and December 31, 2024, the Fund had the following unfunded investment commitments:

Portfolio Company	December 31, 2025	December 31, 2024
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$3,580	$3,580
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,611	2,346
ACP Maverick Holdings, Inc. - Delayed Draw Loan	683	—
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	19	—
ADPD Holdings LLC (NearU) - Delayed Draw Loan	—	1,246
All Star Recruiting Locums, LLC (All Star Healthcare Solutions) - Delayed Draw Loan	3,943	1,063
All4 Buyer, LLC - Delayed Draw Loan	1,602	—
AmerCareRoyal, LLC - Delayed Draw Loan	3,307	3,307
Apex Service Partners, LLC - Delayed Draw Loan	5,170	2,194
Apex Service Partners, LLC - Revolving Loan	812	352
Aprio Advisory Group, LLC - Delayed Draw Loan	12,414	—
Aprio Advisory Group, LLC - Revolving Loan	1,133	—
Arax Investment Partners Holdings, LLC - Delayed Draw Loan	2,100	—
Arax MidCo, LLC - Delayed Draw Loan	3,492	—
ARC Health OPCO, LLC - Delayed Draw Loan	1,667	—
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	281	729
Ascend Partner Services LLC - Delayed Draw Loan	379	12,642
ASTP Holdings Co-Investment LP (American Student Transportation Partners)	—	82
Astra Service Partners, LLC - Delayed Draw Loan	2,824	—
AWP Group Holdings, Inc. - Delayed Draw Loan	1,978	1,978

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
Beantown Holdings, Inc. - Delayed Draw Loan	$4,818	$—
Big Apple Advisory, LLC - Delayed Draw Loan	3,324	4,305
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,019	—
Bounteous, Inc. - Delayed Draw Loan	7,279	—
Bradford Soap International, Inc. - Delayed Draw Loan	2,514	—
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	4,750	2,439
Chicago US Midco III, LP - Delayed Draw Loan	1,293	—
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	442	4,418
CMP Ren Partners I-A LP (LMI Consulting, LLC)	2	2
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	1	6
CMP Terrapin Partners II LP (Clarity Innovations, Inc.) -	6	—
Coalesce Diamond Coinvest, L.P. -	200	—
Cobalt Service Partners, LLC - Delayed Draw Loan	6,468	12,048
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	1,258	1,655
Coding Solutions Acquisition, Inc. - Revolving Loan	1,101	138
Cohen Advisory, LLC - Delayed Draw Loan	4,073	4,265
Cohnreznick Advisory LLC - Delayed Draw Loan	2,532	—
Columbia Home Services LLC - Delayed Draw Loan	442	—
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	—	550
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.) - Delayed Draw Loan	1,000	1,000
COP Village Green Acquisitions, Inc. (Village Green Holding) - Delayed Draw Loan	536	536
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	3,487	3,487
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	2,567	1,411
Davidson Hotel Company LLC - Delayed Draw Loan	893	930
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	2,553	2,553
DMC Holdco, LLC (DMC Power) - Delayed Draw Loan	—	450
Emburse, Inc. - Delayed Draw Loan	529	—
Emburse, Inc. - Revolving Loan	568	—
Env Automation Acquisition,LLC - Delayed Draw Loan	5,129	—
Environ Energy, LLC - Delayed Draw Loan	6,711	—
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	563	135
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	2,051	2,051
Excel Fitness Consolidator LLC - Delayed Draw Loan	1,677	1,677
Exterro, Inc. - Delayed Draw Loan	1,797	—
FirstCall Mechanical Group, LLC - Delayed Draw Loan	4,400	13,600
FoodScience, LLC - Delayed Draw Loan	3,737	5,588
Force Electrical Buyerco, LLC - Delayed Draw Loan	11,393	—
Gannett Fleming, Inc. - Revolving Loan	2,131	2,131
GNX HBS PARENT, LLC - Delayed Draw Loan	4,266	—
GreyLion TGNL Holdings -	153	—
Health Management Associates, Inc. - Delayed Draw Loan	—	773
Healthspan Buyer, LLC - Delayed Draw Loan	—	—
Heartland Paving Partners, LLC - Delayed Draw Loan	621	11,429
Heartland Veterinary Partners LLC - Delayed Draw Loan	—	1,966
Hermod Co-Invest, LP -	19	—
HMN Acquirer Corp. - Delayed Draw Loan	2,144	2,144
Hyphen Solutions, LLC - Delayed Draw Loan	1,444	—
Impact Advisors, LLC - Delayed Draw Loan	7,143	—
Impact Parent Corporation (Impact Environmental Group) - Delayed Draw Loan	84	—
Industrial Air Flow Dynamics, Inc. - Delayed Draw Loan	4,167	—
INS Co-Invest LP (Inszone)	3	3

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions) - Delayed Draw Loan	$—	$1,139
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	1,649	3,180
ISG Enterprises, LLC (Industrial Service Group) - Delayed Draw Loan	—	256
Kenco PPC Buyer LLC - Delayed Draw Loan	4,920	8,669
KENE Acquisition, Inc. (aka Entrust) - Delayed Draw Loan	1,430	777
KENE Acquisition, Inc. (aka Entrust) - Revolving Loan	197	—
KENG Acquisition, Inc. (Engage PEO) - Delayed Draw Loan	—	10,074
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	—	1,708
Knight AcquireCo, LLC - Delayed Draw Loan	3,439	—
KRIV Acquisition, Inc. (Riveron) - Delayed Draw Loan	7,045	8,276
Lavie Group, Inc. - Delayed Draw Loan	2,132	—
Legacy Service Partners, LLC - Delayed Draw Loan	11,998	—
LH Equity Investors, L.P. -	56	—
Low Voltage Holdings Inc. - Delayed Draw Loan	457	—
Low Voltage Holdings Inc. - Revolving Loan	311	—
Matador US Buyer, LLC (Insulation Technology Group) - Delayed Draw Loan	—	5,226
M&S Holdings Buyer, Inc. - Delayed Draw Loan	941	—
MEI Buyer LLC - Delayed Draw Loan	1,391	—
Mobile Communications America, Inc. - Delayed Draw Loan	3,920	4,308
MPG Parent Holdings, LLC (Market Performance Group) - Delayed Draw Loan	3,473	4,397
Naturpak PPC Buyer LLC - Delayed Draw Loan	2,070	—
New You Bariatric Group, LLC - Delayed Draw Loan	80	—
NFM & J, L.P. (The Facilities Group) - Delayed Draw Loan	—	1,375
North Haven Stack Buyer, LLC - Delayed Draw Loan	—	2,839
Online Labels Group, LLC - Delayed Draw Loan	499	771
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	17,583	20,481
Ovation Holdings, Inc - Delayed Draw Loan	372	6,983
Palmetto Acquisitionco, Inc. (Tech24) - Delayed Draw Loan	—	431
Perennial Services Group, LLC - Delayed Draw Loan	11,348	1,560
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,571	2,153
PN Buyer, Inc. - Delayed Draw Loan	4,444	—
PT Intermediate Holdings III, LLC - Delayed Draw Loan	166	196
R Arax Co-Invest UB, LP (Arax Investment Partners)	404	533
R Chapel Avenue Holdings Co-Invest UB, LP	349	—
RailPros Parent, LLC - Delayed Draw Loan	3,158	—
RailPros Parent, LLC - Revolving Loan	1,579	—
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	8,727	2,903
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	1,030	1,289
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	3,187	3,187
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	775	775
RMS Energy Borrower LLC - Delayed Draw Loan	2,999	—
Rose Paving, LLC - Delayed Draw Loan	146	146
Safety Infrastructure Services Intermediate LLC - Delayed Draw Loan	2,576	—
SCIC Buyer, Inc. - Delayed Draw Loan	2,323	—
Secretariat Advisors LLC - Delayed Draw Loan	835	—
SI Solutions, LLC - Delayed Draw Loan	3,960	4,951
Signia Aerospace, LLC - Delayed Draw Loan	—	108
SkyKnight Financial Holdings LP	40	50
SkyMark Refuelers, LLC - Delayed Draw Loan	9,972	—
Smith & Howard Advisory LLC - Delayed Draw Loan	99	2,078
Specialist Resources Global Inc. - Delayed Draw Loan	11,790	11,790
Sugar PPC Buyer LLC (Sugar Foods) - Delayed Draw Loan	3,043	4,348
Syndigo LLC - Revolving Loan	1,777	—

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
Tau Buyer, LLC - Delayed Draw Loan	$1,165	$—
Tau Buyer, LLC - Revolving Loan	1,445	—
TBRS, Inc. - Delayed Draw Loan	949	1,953
TBRS, Inc. - Revolving Loan	1,243	1,168
Thermostat Purchaser III, Inc. - Delayed Draw Loan	9,375	3,284
Thompson Safety LLC - Delayed Draw Loan	12,177	—
Thompson Safety LLC - Revolving Loan	1,364	—
Tidi Legacy Products, Inc. - Delayed Draw Loan	—	4,183
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	902	489
Trilon Group, LLC - Delayed Draw Loan	—	7,896
TSS Buyer, LLC (Technical Safety Services) - Delayed Draw Loan	—	68
USA Industries Holdings LLC - Delayed Draw Loan	3,470	—
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	1,148	3,114
USALCO - Delayed Draw Loan	61	131
Vensure Employer Services, Inc. - Delayed Draw Loan	250	2,751
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,349	1,635
Vertex Service Partners, LLC - Delayed Draw Loan	7,194	8,760
Vessco Midco Holdings, LLC - Delayed Draw Loan	792	3,365
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
VMG Holdings LLC - Delayed Draw Loan	569	—
VSC Specialty Molding Acquisition LLC - Delayed Draw Loan	3,230	—
Watermill Express, LLC - Delayed Draw Loan	1,900	—
WCI-Momentum Bidco, LLC - Delayed Draw Loan	699	—
WSB Engineering Holdings Inc. - Delayed Draw Loan	6,085	361
YI, LLC (Young Innovations) - Delayed Draw Loan	—	3,335
Total unfunded commitments	$359,377	$274,125
The Fund seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of December 31, 2025, the Fund had adequate financial resources to satisfy its unfunded investment commitments.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

8. NET ASSETS
In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares for each class.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share, and on March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. As of December 31, 2025, TIAA owned 3,503,145 shares of the Fund’s Class I shares of beneficial interest both directly and indirectly through private funds in which TIAA is the sole investor or that TIAA controls.
On the Escrow Break Date, the Fund had satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow.
The following table presents transactions in Common Shares for the year ended December 31, 2025 (dollars in thousands except share amounts):

	For the Year Ended December 31, 2025
	Shares	Amount
CLASS S
Subscriptions	998,234	$24,472
Share transfers between classes	(18,246)	(447)
Distributions reinvested	44,457	1,088
Share repurchases, net of early repurchase deduction	(6,380)	(154)
Net increase (decrease)	1,018,065	$24,959
CLASS D
Subscriptions	429,425	$10,541
Share transfers between classes	(5,807)	(144)
Distributions reinvested	62,518	1,535
Share repurchases, net of early repurchase deduction	(29,139)	(713)
Net increase (decrease)	456,997	$11,219
CLASS I
Subscriptions	22,116,070	$543,180
Share transfers between classes	24,004	591
Distributions reinvested	1,706,594	41,929
Share repurchases, net of early repurchase deduction	(1,562,228)	(38,189)
Net increase (decrease)	22,284,440	$547,511

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares for the year ended December 31, 2024 (dollars in thousands except share amounts):

	For the Year Ended December 31, 2024
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

The following table presents transactions in common shares for the year ended December 31, 2023 (dollars in thousands except share amounts):

	For the Year Ended December 31, 2023
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
The following tables present each month-end net offering price for Class S, Class D, and Class I Common Shares, which equals their respective NAV per share, for the years ended December 31, 2025, 2024, and 2023:

	Net Offering Price Per Share
For The Months Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64
April 30, 2025	$24.54	$24.59	$24.60
May 31, 2025	$24.58	$24.63	$24.63
June 30, 2025	$24.47	$24.54	$24.54
July 31, 2025	$24.46	$24.52	$24.52
August 31, 2025	$24.42	$24.48	$24.48
September 30, 2025	$24.38	$24.45	$24.45
October 31, 2025	$24.32	$24.38	$24.38
November 30, 2025	$24.32	$24.39	$24.39
December 31, 2025	$24.25	$24.32	$24.32

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

Distributions

The following tables summarize the Fund’s distributions recorded during the for the year ended December 31, 2025 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.183	$156
February 27, 2025	February 28, 2025	March 28, 2025	$0.183	$162
March 28, 2025	March 31, 2025	April 29, 2025	$0.183	$172
April 26, 2025	April 30, 2025	May 29, 2025	$0.183	$183
May 27, 2025	May 31, 2025	June 27, 2025	$0.183	$229
June 27, 2025	June 30, 2025	July 29, 2025	$0.183	$246
July 29, 2025	July 31, 2025	August 29, 2025	$0.183	$264
August 27, 2025	August 31, 2025	September 29, 2025	$0.183	$278
September 30, 2025	September 30, 2025	October 29, 2025	$0.183	$291
October 27, 2025	October 31, 2025	December 1, 2025	$0.183	$301
November 28, 2025	November 30, 2025	December 29, 2025	$0.153	$257
December 26, 2025	December 31, 2025	January 29, 2026	$0.153	$270
Total			$2.136	$2,809

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.195	$162
February 27, 2025	February 28, 2025	March 28, 2025	$0.195	$165
March 28, 2025	March 31, 2025	April 29, 2025	$0.195	$170
April 26, 2025	April 30, 2025	May 29, 2025	$0.195	$173
May 27, 2025	May 31, 2025	June 27, 2025	$0.195	$177
June 27, 2025	June 30, 2025	July 29, 2025	$0.195	$195
July 29, 2025	July 31, 2025	August 29, 2025	$0.195	$203
August 27, 2025	August 31, 2025	September 29, 2025	$0.195	$220
September 30, 2025	September 30, 2025	October 29, 2025	$0.195	$228
October 27, 2025	October 31, 2025	December 1, 2025	$0.195	$235
November 28, 2025	November 30, 2025	December 29, 2025	$0.165	$208
December 26, 2025	December 31, 2025	January 29, 2026	$0.165	$211
Total			$2.280	$2,347

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.200	$6,741
February 27, 2025	February 28, 2025	March 28, 2025	$0.200	$6,901
March 28, 2025	March 31, 2025	April 29, 2025	$0.200	$7,076
April 26, 2025	April 30, 2025	May 29, 2025	$0.200	$7,622
May 27, 2025	May 31, 2025	June 27, 2025	$0.200	$8,019
June 27, 2025	June 30, 2025	July 29, 2025	$0.200	$8,430
July 29, 2025	July 31, 2025	August 29, 2025	$0.200	$8,749
August 27, 2025	August 31, 2025	September 29, 2025	$0.200	$9,346
September 30, 2025	September 30, 2025	October 29, 2025	$0.200	$9,861
October 27, 2025	October 31, 2025	December 1, 2025	$0.200	$10,211
November 28, 2025	November 30, 2025	December 29, 2025	$0.170	$8,999
December 26, 2025	December 31, 2025	January 29, 2026	$0.170	$9,279
Total			$2.340	$101,234
_______________
(1)Distributions are net of distribution and servicing fees.

The following tables summarize the Fund’s distributions recorded during the year ended December 31, 2024 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.233	$51
February 28, 2024	February 29, 2024	March 28, 2024	$0.233	$60
March 28, 2024	March 31, 2024	April 29, 2024	$0.233	$79
April 26, 2024	April 30, 2024	May 28, 2024	$0.183	$70
May 29, 2024	May 31, 2024	June 28, 2024	$0.183	$87
June 28, 2024	June 30, 2024	July 29, 2024	$0.183	$91
July 29, 2024	July 31, 2024	August 28, 2024	$0.183	$96
August 28, 2024	August 31, 2024	September 27, 2024	$0.183	$111
September 27, 2024	September 30, 2024	October 28, 2024	$0.183	$128
October 28, 2024	October 31, 2024	November 26, 2024	$0.183	$134
November 26, 2024	November 30, 2024	December 27, 2024	$0.183	$137
December 26, 2024	December 31, 2024	January 28, 2025	$0.202 (2)	$151
Total			$2.365	$1,195

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.245	$39
February 28, 2024	February 29, 2024	March 28, 2024	$0.245	$59
March 28, 2024	March 31, 2024	April 29, 2024	$0.245	$89
April 26, 2024	April 30, 2024	May 28, 2024	$0.195	$90
May 29, 2024	May 31, 2024	June 28, 2024	$0.195	$105
June 28, 2024	June 30, 2024	July 29, 2024	$0.195	$112
July 29, 2024	July 31, 2024	August 28, 2024	$0.195	$127
August 28, 2024	August 31, 2024	September 27, 2024	$0.195	$140
September 27, 2024	September 30, 2024	October 28, 2024	$0.195	$149
October 28, 2024	October 31, 2024	November 26, 2024	$0.195	$151
November 26, 2024	November 30, 2024	December 27, 2024	$0.195	$157
December 26, 2024	December 31, 2024	January 28, 2025	$0.215 (3)	$179
Total			$2.510	$1,397

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 26, 2024	January 31, 2024	February 28, 2024	$0.250	$3,626
February 28, 2024	February 29, 2024	March 29, 2024	$0.250	$3,735
March 28, 2024	March 31, 2024	April 29, 2024	$0.250	$4,661
April 26, 2024	April 30, 2024	May 28, 2024	$0.200	$4,382
May 29, 2024	May 31, 2024	June 28, 2024	$0.200	$5,577
June 28, 2024	June 30, 2024	July 29, 2024	$0.200	$5,685
July 29, 2024	July 31, 2024	August 28, 2024	$0.200	$5,795
August 28, 2024	August 31, 2024	September 27, 2024	$0.200	$5,887
September 27, 2024	September 30, 2024	October 28, 2024	$0.200	$5,985
October 28, 2024	October 31, 2024	November 26, 2024	$0.200	$6,066
November 26, 2024	November 30, 2024	December 27, 2024	$0.200	$6,167
December 26, 2024	December 31, 2024	January 28, 2025	$0.22 (4)	$7,000
Total			$2.570	$64,566
_______________
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

The following tables summarize the Fund’s distributions recorded during the year ended December 31, 2023 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.233	$9
November 27, 2023	November 30, 2023	December 28, 2023	$0.233	$17
December 28, 2023	December 31, 2023	January 29, 2024	$0.233	$35
Total			$0.699	$61

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
October 27, 2023	October 31, 2023	November 28, 2023	$0.245	$2
November 27, 2023	November 30, 2023	December 28, 2023	$0.245	$11
December 28, 2023	December 31, 2023	January 29, 2024	$0.245	$26
Total			$0.735	$39

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 31, 2023	January 31, 2023	February 28, 2023	$0.200	$2,108
February 28, 2023	February 28, 2023	March 28, 2023	$0.200	$2,108
March 31, 2023	March 31, 2023	April 28, 2023	$0.230	$2,424
April 28, 2023	April 30, 2023	May 26, 2023	$0.240	$2,530
May 25, 2023	May 31, 2023	June 28, 2023	$0.240	$2,530
June 28, 2023	June 30, 2023	July 28, 2023	$0.240	$2,605
July 28, 2023	July 31, 2023	August 28, 2023	$0.270 (2)	$3,081
August 23, 2023	August 31, 2023	September 28, 2023	$0.270 (2)	$3,133
September 29, 2023	September 30, 2023	October 27, 2023	$0.250	$3,070
October 27, 2023	October 31, 2023	November 28, 2023	$0.250	$3,244
November 27, 2023	November 30, 2023	December 28, 2023	$0.250	$3,434
December 28, 2023	December 31, 2023	January 29, 2024	$0.250	$3,522
Total			$2.890	$33,789
_______________
(1)Distributions are net of distribution and servicing fees.
(2)Comprised of $0.25 regular dividend and $0.020 special dividend attributable to accrued net investment income.

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

As of December 31, 2025, a portion of the Fund’s distributions resulted from expense support from an affiliate of the Adviser, and future distributions may result from expense support from an affiliate of the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance and can only be sustained if the Fund achieves positive investment performance in future periods and/or an affiliate of the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.
The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the year ended December 31, 2025 (dollars in thousands except share and per share amounts):

	Class S		Class D		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.136	$2,809	$2.280	$2,347	$2.340	$101,234
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$2.136	$2,809	$2.280	$2,347	$2.340	$101,234

The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the year ended December 31, 2024 (dollars in thousands except share and per share amounts):

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
For the year ended December 31, 2025, approximately 1,562,228 Class I shares, 29,139 Class D shares, and 6,380 Class S shares were repurchased. For the year ended December 31, 2024, approximately 108,531 Class I shares and 12,686 Class D shares were repurchased. For the year ended December 31, 2023, no Common Shares were repurchased.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

The following table presents the share repurchases completed for the years ended December 31, 2025 and 2024 (dollars in thousands except share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
May 30, 2025	Class I	June 30, 2025	$24.54	$5,131	209,244
May 30, 2025	Class D	June 30, 2025	$24.54	$113	4,634
May 30, 2025	Class S	June 30, 2025	$24.47	$31	1,257
August 29, 2025	Class I	September 29, 2025	$24.45	$13,245	541,514
August 29, 2025	Class D	September 29, 2025	$24.45	$313	12,773
August 29, 2025	Class S	September 29, 2025	$24.38	$123	5,123
November 28, 2025	Class I	December 29, 2025	$24.32	$13,846	569,346
November 28, 2025	Class D	December 29, 2025	$24.32	$152	6,265

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 29, 2024	Class I	March 29, 2024	$24.62	$273	11,327
May 30, 2024	Class I	June 28, 2024	$24.69	$324	13,380
August 29, 2024	Class I	September 27, 2024	$24.75	$383	15,531
November 27, 2024	Class I	December 27, 2024	$24.80	$1,692	68,293
November 27, 2024	Class D	December 27, 2024	$24.79	$314	12,686
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS AND SENIOR SECURITIES
The following is a schedule of consolidated financial highlights for the year ended December 31, 2025:

	For the Year Ended December 31, 2025
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.74	$24.79	$24.80
Net investment income (1)	1.99	2.19	2.23
Net realized gains (losses) (1)	(0.33)	(0.31)	(0.31)
Net change in unrealized appreciation (depreciation) (1)	(0.02)	(0.08)	(0.07)
Net increase (decrease) in net assets resulting from operations	1.64	1.80	1.85
Shareholder distributions (2)	(2.14)	(2.28)	(2.34)
Early repurchase deduction fees (8)	—	—	—
Other (3)	0.01	0.01	0.01
Net asset value, end of period	$24.25	$24.32	$24.32

Supplemental Data:
Net assets, end of period	$42,872	$30,926	$1,314,331
Shares outstanding, end of period	1,767,556	1,271,348	54,034,583
Total return (4)	6.92%	7.62%	7.83%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	9.03%	8.26%	8.15%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	8.25%	7.42%	7.31%
Ratio of net investment income to average net assets (5)	8.46%	9.06%	9.37%
Portfolio turnover rate (7)	16.29%	16.29%	16.29%
Asset coverage ratio (9)	274.50%	274.50%	274.50%
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
(5)Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income to average net assets includes the effect of expense support and the waiver of 50% of the management fee and 100% of the income based incentive fees for period from January 1, 2025 through May 31, 2025. Management fee and income-based incentive fees waivers are accounted for through the expiration date of the waivers and are not annualized.
(6)The ratio of interest and debt financing expenses to average net assets for the year ended December 31, 2025 was 5.07%, 5.03% and 5.09% for Class S, Class D, and Class I shares, respectively.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

The following is a schedule of consolidated financial highlights for the year ended December 31, 2024:

	For the Year Ended December 31, 2024
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.69	$24.73	$24.73
Net investment income (1)	2.46	2.60	2.68
Net realized gains (losses) (1)	0.03	0.03	0.03
Net change in unrealized appreciation (depreciation) (1)	(0.07)	(0.06)	(0.07)
Net increase (decrease) in net assets resulting from operations	2.42	2.57	2.64
Shareholder distributions (2)	(2.37)	(2.51)	(2.57)
Other (3)	—	—	—
Net asset value, end of period	$24.74	$24.79	$24.80

Supplemental Data:
Net assets, end of period	$18,546	$20,188	$787,406
Shares outstanding, end of period	749,491	814,351	31,750,143
Total return (4)	10.23%	10.91%	11.22%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	7.43%	6.97%	6.19%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	5.20%	4.66%	4.01%
Ratio of net investment income to average net assets (5)	10.63%	11.53%	11.32%
Portfolio turnover rate (7)	20.75%	20.75%	20.75%
Asset coverage ratio (8)	190.83%	190.83%	190.83%
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
(5)Ratios are annualized except for management fees and incentive fees which were calculated from the Escrow Break Date and were fully waived for the year ended December 31, 2024 (Refer to Note 5). Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support and waived management fee and incentive fee.
(6)The ratio of interest and debt financing expenses to average net assets for the year ended December 31, 2024 was 3.28%, 3.33% and 3.04% for Class S, Class D, and Class I shares, respectively, and is annualized for period (s) less than one year.
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
(dollar amounts in thousands, except share and per share data)

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
(dollar amounts in thousands, except share and per share data)

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

The following is information about the Fund’s senior securities for the years ended December 31, 2025, 2024, 2023, and 2022 ($ in thousands, except per share amounts):

(in thousands except for per unit data) Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Bank of America Credit Facility
December 31, 2025	$67,000	$2,745	—	N/A
December 31, 2024	$325,000	$1,908	—	N/A
December 31, 2023	$165,750	$3,141	—	N/A
December 31, 2022	$155,000	$2,679	—	N/A
Scotiabank Credit Facility
December 31, 2025	$46,000	$2,745	—	N/A
December 31, 2024	$278,500	$1,908	—	N/A
CLO-I
December 31, 2025	$306,000	$2,745	—	N/A
December 31, 2024	$306,000	$1,908	—	N/A
CLO-II
December 31, 2025	$355,000	$2,745	—	N/A
Revolving Credit Facility
December 31, 2025	$21,500	$2,745	—	N/A
_______________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

10. INCOME TAX
The Fund intends to elect to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code for the fiscal year ended December 31, 2025. As a result, the Fund generally must timely distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements.
The Fund will file income tax returns in U.S. federal and applicable state and local jurisdictions. The Fund’s U.S. federal income tax return is generally subject to examination for a period of three fiscal years after being filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Fund’s tax positions taken for the open tax years and has concluded that no provision for income tax is required in the Fund’s consolidated financial statements.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to the timing of temporary and permanent differences in the recognition of gains and losses on investment transactions. Temporary differences do not require reclassification. As of December 31, 2025, permanent differences that resulted in reclassifications among the components of net assets resulting from operations relate primarily to paydowns, amendment fees, and distribution reclassifications. Temporary and permanent differences have no impact on the Fund’s net assets.
As of December 31, 2025, 2024, and 2023, the Fund’s cost of investments for U.S. federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Tax cost of investments	$2,164,646	$1,687,581	$516,168
Gross unrealized appreciation on investments	11,394	8,216	3,128
Gross unrealized depreciation on investments	(20,814)	(14,188)	(7,260)
Net unrealized appreciation (depreciation) on investments	$(9,420)	$(5,972)	$(4,132)
For the taxable years ended December 31, 2025, 2024, and 2023, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed ordinary income, net	$1,435	$5,889	$884
Undistributed long-term income, net	—	975	634
Total undistributed earnings	$1,435	$6,864	$1,518
Capital loss carryforward	$(12,876)	$—	$—
Unrealized appreciation (depreciation), net	(9,420)	(5,972)	(4,194)
Other book-to-tax differences	—	(31)	123
Total accumulated earnings (losses), net	$(20,861)	$863	$(2,553)
Capital losses in excess of capital gains earned in a tax year generally may be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2025, the Fund had $12,876 of capital loss carryforward available for use in future tax years.
For income tax purposes, dividends paid and distributions made to the Fund's shareholders are reported by the Fund to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of the distributions paid for the years ended December 31, 2025, 2024, and 2023 was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Distributions paid from:
Ordinary income	$105,150	$66,503	$33,890
Net long-term capital gains	1,241	655	—
Total taxable distributions	$106,391	$67,158	$33,890

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

The Fund is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Fund distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2025, 2024, and 2023, the Fund incurred $0, $202, and $31, respectively, in excise tax expense.The Fund’s wholly owned subsidiary, Equity Holdings, is subject to U.S. federal and state corporate-level income taxes.
For the year ended December 31, 2025, the provision for income tax expense (benefit) is comprised of the following:

	Current Tax Expense (Benefit)	Deferred Tax Expense (Benefit)	Total Tax Expense (Benefit)
Federal	$37	$471	$508
State	(3)	90	87
Total tax expense (benefit)	$34	$561	$595
The effective tax rate varies from the expected statutory tax rate for the year ended December 31, 2025 as follows:

	Amount	Tax rate
Federal tax expense (benefit) at statutory rate	$438	21.00%
State tax expense (benefit), net of federal benefit	86	4.14%
Deferred only adjustments	71	3.40%
Total provision for income tax expenses (benefit)	$595	28.54%
As a result the Fund recorded a net deferred tax liability related to US GAAP to tax outside basis differences in Equity Holdings’ investments in certain partnership interests of $561 as of December 31, 2025, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
For the year ended December 31, 2024, the Fund recorded a net tax provision of $32. For the year ended December 31, 2023, the Fund recorded a net tax provision of $61.
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
12. SUBSEQUENT EVENTS

The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2025, except as discussed below.
Distributions
On January 29, 2026, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on or about February 27, 2026 to shareholders of record as of January 31, 2026.

Net Distribution
Class I Common Shares	$0.170
Class S Common Shares	$0.153
Class D Common Shares	$0.165
On February 25, 2026, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on or about March 27, 2026 to shareholders of record as of February 28, 2026.

Net Distribution
Class I Common Shares	$0.170
Class S Common Shares	$0.153
Class D Common Shares	$0.165
Subscriptions
Subsequent to the fiscal quarter ended December 31, 2025, the Fund received approximately $115.9 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of March 6, 2026. As of March 6, 2026, the Fund has raised total gross proceeds of $1.5 billion in the continuous offering of its Common Shares.

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
The Fund’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Fund’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management and the trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Fund’s internal control over financial reporting as of December 31, 2025 was effective. This Annual Report on Form 10-K does not include an attestation report of the Fund’s independent registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the fiscal quarter ended December 31, 2025, no director or officer of the Fund has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Fund intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
We will file a definitive Proxy Statement for our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2025. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement relating to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement relating to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.

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

3.1	Sixth Amended and Restated Declaration of Trust of the Registrant(9)
3.2	Fifth Amended and Restated Bylaws of the Registrant(15)
4.1	Form of Subscription Agreement(16)
4.2	Amended Distribution Reinvestment Plan(14)
4.3	Description of Securities(5)
10.1	Investment Advisory Agreement, dated as of May 28, 2024, by and between Nuveen Churchill Private Capital Income Fund and Churchill PCIF Advisor LLC(6)
10.2	Amendment No. 1, dated as of July 30, 2025, to the Investment Advisory Agreement by and between Nuveen Churchill Private Capital Income Fund and Churchill PCIF Advisor LLC(15)
10.3	Amended and Restated Investment Sub-Advisory Agreement, dated as of December 22, 2025, by and between Churchill PCIF Advisor LLC and Churchill Asset Management LLC(17)
10.4	Investment Sub-Advisory Agreement, dated as of May 28, 2024, by and between Churchill PCIF Advisor LLC, Churchill Asset Management LLC, and Nuveen Asset Management, LLC(6)
10.5	Intermediary Manager Agreement, dated as of March 31, 2022, by and between Nuveen Churchill Private Capital Income Fund and Nuveen Securities, LLC(2)
10.6	Form of Participating Dealer Agreement (included as Exhibit A to the Intermediary Manager Agreement attached hereto as Exhibit 10.5)
10.7	Distribution and Shareholder Servicing Plan of Nuveen Churchill Private Capital Income Fund, dated as of May 17, 2022(1)
10.8	Custody Agreement, dated as of March 31, 2022, by and between Nuveen Churchill Private Capital Income Fund and U.S. Bank Trust Company, National Association(1)
10.9	Administration Agreement, dated as of March 31, 2022, between Nuveen Churchill Private Capital Income Fund and Nuveen Churchill Administration LLC(1)
10.10	Amendment No. 1, dated as of January 10, 2023, to the Administration Agreement between Nuveen Churchill Private Capital Income Fund and Nuveen Churchill Administration LLC(4)
10.11
Amendment No. 2, dated as of October 31, 2024, to the Administration Agreement between Nuveen Churchill Private Capital Income Fund and Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC)(9)

10.12	Form of Escrow Agreement by and among Nuveen Churchill Private Capital Income Fund, Nuveen Securities, LLC, and UMB Bank, N.A.(2)
10.13	Services Agreement, dated as of March 31, 2022, between Nuveen Churchill Private Capital Income Fund and DST Systems, Inc.(1)
10.14	Expense Support and Conditional Reimbursement Agreement, dated as of March 31, 2022, by and between Nuveen Churchill Private Capital Income Fund and Churchill Asset Management LLC(1)
10.15
Credit Agreement, dated April 19, 2022, among NCPIF SPV I LLC, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Nuveen Churchill Private Capital Income Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator, U.S. Bank National Association, as a collateral custodian, and Bank of America, N.A., as sole lead arranger and sole book manager(1)

10.16
Amendment No. 1 to Credit Agreement, dated as of October 4, 2022, by and among NCPIF SPV I LLC, as the borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Nuveen Churchill Private Capital Income Fund, as servicer, U.S. Bank Trust Company, National Association, as collateral administrator and U.S. Bank National Association, as collateral custodian(3)

10.17
Amendment No. 3 to the Credit Agreement, dated as of July 16, 2024, by and among Churchill NCPCIF CLO-I LLC, as the borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and Nuveen Churchill Private Capital Income Fund, as servicer(7)

10.18
Joinder Agreement, dated as of July 16, 2024, to that certain Credit Agreement, dated as of April 19, 2022 (as amended from time to time) among NCPCIF SPV II, LLC and Bank of America, N.A., as administrative agent(7)

10.19
Amendment No. 4 to the Credit Agreement, dated as of September 19, 2024, by and among NCPCIF SPV II, LLC, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and Nuveen Churchill Private Capital Income Fund, as servicer(8)

10.20
Amendment No. 5 to the Credit Agreement, dated as of February 6, 2025, by and among NCPCIF SPV II, LLC as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Nuveen Churchill Private Capital Income Fund, as servicer, U.S. Bank Trust Company, N.A., as collateral administrator, and U.S. Bank, N.A., as collateral custodian(11)

10.21
Amendment No. 6 to the Credit Agreement, dated as of December 19, 2025, by and among NCPCIF SPV II, LLC as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Nuveen Churchill Private Capital Income Fund, as servicer, U.S. Bank Trust Company, N.A., as collateral administrator, and U.S. Bank, N.A., as collateral custodian(17)

10.22	Multi-Class Plan(1)
10.23	Purchase and Sale Agreement, dated as of July 16, 2024, by and between Nuveen Churchill Private Capital Income Fund, as seller, and NCPCIF SPV II, LLC,a as purchaser(7)
10.24	Indenture and Security Agreement, dated as of July 16, 2024, by and between Churchill NCPCIF CLO-I LLC, as issuer, and Nuveen Churchill Private Capital Income Fund, as collateral manager(7)
10.25
Class A-L Loan Agreement, dated as of July 16, 2024, by and among Churchill NCPCIF CLO-I LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the Indenture and Security Agreement, and each of the Class A-L lenders party thereto(7)

10.26	Collateral Management Agreement, dated as of July 16, 2024, by and between Churchill NCPCIF CLO-I LLC, as issuer, and Nuveen Churchill Private Capital Income Fund, as collateral manager(7)
10.27
Amendment No. 2 to the Credit Agreement, dated as of February 4, 2025, by and among NCPCIF SPV IV, LLC, as borrower, Nuveen Churchill Private Capital Income Fund, as servicer, the lenders party thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, N.A., as collateral agent and collateral administrator, and U.S. Bank, N.A., as custodian(10)

10.28
Senior Secured Revolving Credit and Term Loan Agreement, dated as of April 8, 2025, by and among Nuveen Churchill Private Capital Income Fund, as borrower, the lenders and issuing banks party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent(12)

10.29
Amended and Restated Credit Agreement, dated as of May 22, 2025, by and among NCPCIF SPV III, LLC, as a borrower, NCPCIF BSL SPV I, LLC, as a borrower, Nuveen Churchill Private Capital Income Fund, as servicer, the lenders from time to time party thereto, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian(13)

10.30	Loan Sale and Contribution Agreement, dated as of May 22, 2025, by and between Nuveen Churchill Private Capital Income Fund, as seller, and NCPCIF SPV III, LLC, as buyer(13)
10.31	Loan Sale and Contribution Agreement, dated as of May 22, 2025, by and between Nuveen Churchill Private Capital Income Fund, as seller, and NCPCIF BSL SPV I, LLC, as buyer(13)
10.32	Indenture, dated as of May 22, 2025, by and between Churchill NCPCIF CLO-II LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee(13)
10.33	Class A-2L Loan Agreement, dated as of May 22, 2025, by and between Churchill NCPCIF CLO-II LLC, as borrower, and U.S Bank Trust Company, National Association, as loan agent and trustee(13)
10.34	Class B-L Loan Agreement, dated as of May 22, 2025, by and between Churchill NCPCIF CLO-II LLC, as borrower, and U.S Bank Trust Company, National Association, as loan agent and trustee(13)
10.35	Collateral Management Agreement, dated as of May 22, 2025, by and between Churchill NCPCIF CLO-II LLC, as issuer, and Nuveen Churchill Private Capital Income Fund, as collateral manager(13)
14.1	Independent Director Code of Ethics of Nuveen Churchill Private Capital Income Fund*
14.2	Code of Ethics of Nuveen, LLC*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith
(1)Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262771) filed on June 6, 2022.
(2)Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262771) filed on July 8, 2022.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 6, 2022.
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 13, 2023.
(5)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 9, 2023.
(6)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 3, 2024.
(7)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 19, 2024.
(8)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 25, 2024.
(9)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 5, 2024.
(10)Incorporated by reference to the Registrant’s Current Report No. 1 on Form 8-K filed on February 7, 2025.
(11)Incorporated by reference to the Registrant’s Current Report No. 2 on Form 8-K filed on February 7, 2025.
(12)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 11, 2025.
(13)Incorporated by reference to the Registrant’s Current Report No. 2 on Form 8-K filed on May 29, 2025.
(14)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 24, 2025.
(15)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2025.
(16)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2025.
(17)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 22, 2025.

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

Dated: March 6, 2026

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Kencel	Chief Executive Officer, President, Trustee, and Chairman (principal executive officer)	March 6, 2026
Kenneth Kencel

/s/ Shai Vichness	Chief Financial Officer and Treasurer (principal financial officer)	March 6, 2026
Shai Vichness

/s/ William Huffman	Trustee	March 6, 2026
William Huffman

/s/ Stephen Potter	Trustee	March 6, 2026
Stephen Potter

/s/ James Ritchie	Trustee	March 6, 2026
James Ritchie

/s/ Dee Dee Sklar	Trustee	March 6, 2026
Dee Dee Sklar

/s/ Sarah Smith	Trustee	March 6, 2026
Sarah Smith