Form 10-Q
period 2026-03-31
Nuveen Churchill Private Capital Income Fund
filed 2026-05-12
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 58,925,999 Class I shares, 1,355,853 Class D shares, and 1,920,528 Class S shares as of May 11, 2026.

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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Investments
Non-controlled/non-affiliate company investments, at fair value (cost of $2,440,232 and $2,164,611, respectively)	$2,415,980	$2,155,846
Cash	2,670	7,627
Cash equivalents	77,004	46,560
Interest receivable	13,453	13,332
Due from affiliate for expense support (See Note 5)	2,546	2,316
Receivable for investments sold	1,932	431
Deferred offering costs	352	404
Prepaid expenses	41	46
Total assets	$2,513,978	$2,226,562

Liabilities
Secured borrowings (net of $9,698 and $9,022 deferred financing and issuance costs, respectively) (See Note 6)	$984,302	$786,478
Payable for investments purchased	11,138	10,809
Management fees payable	927	868
Incentive fees payable	3,260	4,425
Interest payable	7,387	6,783
Due to affiliate for expense support (See Note 5)	2,546	2,316
Distributions payable	10,505	9,764
Payable for share repurchases	41,911	13,999
Board of Trustees' fees payable	125	128
Offering costs payable	172	—
Accounts payable and accrued expenses	4,298	2,863
Total liabilities	$1,066,571	$838,433

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,889,373 and 1,767,556 Class S shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$19	$18
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,328,570 and 1,271,348 Class D shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	13	13
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 57,051,748 and 54,034,583 Class I shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	571	540
Paid-in-capital in excess of par value	1,486,549	1,408,419
Total distributable earnings (loss)	(39,745)	(20,861)
Total net assets	$1,447,407	$1,388,129

Total liabilities and net assets	$2,513,978	$2,226,562

The accompanying notes are an integral part of these consolidated financial statements.

Net Asset Value per Share
Class S Shares:
Net assets	$45,238	$42,872
Net asset value per share	$23.94	$24.25
Class D Shares:
Net assets	$31,910	$30,926
Net asset value per share	$24.02	$24.32
Class I Shares:
Net assets	$1,370,259	$1,314,331
Net asset value per share	$24.02	$24.32
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$48,210	$40,913
Payment-in-kind interest income	2,315	1,544
Other income	220	176
Total investment income	50,745	42,633

Expenses:
Interest and debt financing expenses	12,989	14,240
Management fees (See Note 5)	2,635	1,602
Income based incentive fees (See Note 5)	4,864	3,876
Professional fees	924	480
Board of Trustees’ fees	125	131
Administration fees (See Note 5)	514	429
Other general and administrative expenses	682	410
Distribution and shareholder servicing fees
Class S	94	46
Class D	16	10
Offering costs	236	187
Total expenses	23,079	21,411
Expense support (See Note 5)	(424)	(162)
Management fees waived (See Note 5)	—	(801)
Incentive fees waived (See Note 5)	(1,604)	(3,876)
Net expenses	21,051	16,572
Net investment income	29,694	26,061

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(2,022)	212
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(15,487)	(10,431)
Income tax (provision) benefit	(366)	6
Total net change in unrealized appreciation (depreciation):	(15,853)	(10,425)
Total net realized and unrealized gain (loss) on investments	(17,875)	(10,213)

Net increase (decrease) in net assets resulting from operations	$11,819	$15,848

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31,
	2026	2025
Per share data:
Net investment income per share - Class S common share	$0.44	$0.67
Net investment income per share - Class D common share	$0.48	$0.71
Net investment income per share - Class I common share	$0.50	$0.72
Net increase (decrease) in net assets resulting from operations per share - Class S common share	$0.15	$0.39
Net increase (decrease) in net assets resulting from operations per share - Class D common share	$0.19	$0.43
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$0.21	$0.44
Weighted average common shares outstanding - Class S common share	1,868,014	892,880
Weighted average common shares outstanding - Class D common share	1,325,468	849,066
Weighted average common shares outstanding - Class I common share	57,166,472	34,528,300
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$29,694	$26,061
Net realized gain (loss) on investments	(2,022)	212
Net change in unrealized appreciation (depreciation) on investments	(15,853)	(10,425)
Net increase (decrease) in net assets resulting from operations	11,819	15,848
Shareholder Distributions:
Class S	(858)	(490)
Class D	(656)	(497)
Class I	(29,189)	(20,718)
Net increase (decrease) in net assets resulting from shareholder distributions	(30,703)	(21,705)
Capital share transactions:
Class S:
Issuance of common shares	3,305	4,685
Reinvestment of shareholder distributions	413	137
Share transfer between classes	(438)	(100)
Repurchased shares, net of early repurchase deduction	(330)	—
Net increase (decrease) in net assets resulting from capital share transactions - Class S	2,950	4,722
Class D:
Issuance of common shares	1,045	1,137
Reinvestment of shareholder distributions	466	311
Share transfer between classes	—	(141)
Repurchased shares, net of early repurchase deduction	(119)	(135)
Net increase (decrease) in net assets resulting from capital share transactions - Class D	1,392	1,172
Class I:
Issuance of common shares	103,936	80,612
Reinvestment of shareholder distributions	10,838	9,000
Share transfer between classes	438	241
Repurchased shares, net of early repurchase deduction	(41,392)	(5,965)
Net increase (decrease) in net assets resulting from capital share transactions - Class I	73,820	83,888
Total increase (decrease) in net assets	$59,278	$83,925
Net assets, beginning of period	$1,388,129	$826,140
Net assets, end of period	$1,447,407	$910,065

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,819	$15,848

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(321,609)	(216,122)
Proceeds from principal repayments and sales of investments	47,451	64,403
Payment-in-kind interest	(2,315)	(1,544)
Amortization of premium/accretion of discount, net	(1,170)	(1,332)
Net realized (gain) loss on investments	2,022	(212)
Net change in unrealized (appreciation) depreciation on investments	15,487	10,431
Amortization of deferred financing costs	606	279
Amortization of offering costs	52	21
Changes in operating assets and liabilities:
Due from affiliate expense support	(230)	983
Receivable for investments sold	(1,501)	12,704
Interest receivable	(121)	(1,430)
Other assets	—	(52)
Prepaid expenses	5	21
Payable for investments purchased	329	23,181
Management fee payable	59	56
Offering costs payable	172	—
Interest payable	604	(7,034)
Due to affiliate expense support	230	(983)
Incentive fees payable	(1,165)	—
Board of Trustees' fees payable	(3)	(200)
Accounts payable and accrued expenses	1,435	117
Net cash provided by (used in) operating activities	(247,843)	(100,865)

Cash flows from financing activities:
Proceeds from issuance of common shares	108,286	86,434
Repurchased shares, net of early repurchase deduction	(13,929)	(2,006)
Proceeds from secured borrowings	233,000	188,000
Repayments of secured borrowings	(34,500)	(154,500)
Distributions paid	(18,245)	(12,169)
Payments of deferred financing costs	(1,282)	(2,898)
Net cash provided by (used in) financing activities	273,330	102,861

Net increase (decrease) in cash and cash equivalents	25,487	1,996
Cash and cash equivalents, beginning of period	54,187	66,944
Cash and cash equivalents, end of period	$79,674	$68,940

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,779	$20,995
Supplemental disclosure of non-cash flow financing activities:
Reinvestment of shareholder distributions	$11,717	$9,448
Distributions payable	$10,505	$7,417
Payable for share repurchases	$41,911	$6,100
The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2026	March 31, 2025
Cash	$2,670	$1,667
Cash equivalents	77,004	67,273
Total cash and cash equivalents shown on the consolidated statements of cash flows	$79,674	$68,940
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AIM Acquisition, LLC	(6)	First Lien Debt	S + 4.75%	8.52%	12/4/2028	$2,081	$2,071	$2,081	0.14%
AIM Acquisition, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.58%	12/4/2028	5,413	5,413	5,412	0.37%
ERA Industries, LLC (BTX Precision)	(15)	First Lien Debt	S + 5.00%	8.67%	7/25/2030	1,368	1,354	1,374	0.09%
ERA Industries, LLC (BTX Precision)	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	7/25/2030	784	782	787	0.05%
ERA Industries, LLC (BTX Precision)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.65%	7/25/2030	1,039	473	481	0.03%
ERA Industries, LLC (BTX Precision)	(15)	First Lien Debt	S + 4.75%	8.42%	7/25/2030	732	727	736	0.05%
PAG Holding Corp. (Precision Aviation Group)	(6) (15)	First Lien Debt	S + 4.75%	8.45%	12/21/2029	14,367	14,230	14,367	0.99%
PAG Holding Corp. (Precision Aviation Group)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	12/21/2029	5,281	5,251	5,281	0.36%
PMI (US) Bidco, Inc.	(6) (7)	First Lien Debt	S + 3.25%	6.92%	3/16/2033	4,310	4,289	4,291	0.30%
PMI (US) Bidco, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 3.25%	6.92%	3/16/2033	690	—	(3)	—%
Turbine Engine Specialists, Inc.	(6) (12)	Subordinated Debt	S + 9.50%	13.27%	3/1/2029	626	612	627	0.04%
Turbine Engine Specialists, Inc.	(6) (12)	Subordinated Debt	S + 9.50%	13.27%	3/1/2029	1,928	1,898	1,929	0.13%
United AirLines, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.43%	2/22/2031	3,676	3,686	3,675	0.25%
Total Aerospace & Defense							40,786	41,038	2.80%

Automotive
Adient Global Holdings	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	1/31/2031	2,450	2,461	2,449	0.17%
Allison Transmission, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.42%	1/2/2033	938	936	942	0.07%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	1,000	(10)	(40)	—%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(6)	Subordinated Debt	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	3,430	3,361	3,293	0.23%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7)	First Lien Debt	S + 5.00%	8.67%	11/1/2029	1,986	1,982	1,958	0.14%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.68%	11/1/2029	7,965	—	(113)	(0.01)%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7) (15)	First Lien Debt	S + 5.00%	8.67%	11/1/2029	11,948	11,880	11,778	0.81%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	11/1/2029	4,091	3,927	3,890	0.27%
Total Automotive							24,537	24,157	1.68%

Banking, Finance, Insurance, Real Estate
Alliant Holdings Intermediate, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.17%	9/19/2031	4,620	4,633	4,590	0.32%
Aprio Advisory Group, LLC	(6) (10)	Revolving Loan	S + 4.75%	8.42%	8/1/2031	1,133	372	364	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Aprio Advisory Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/1/2031	12,414	—	(147)	(0.01)%
Ascend Partner Services LLC	(6) (15)	First Lien Debt	S + 4.50%	8.13%	8/11/2031	7,266	7,227	7,049	0.49%
Ascend Partner Services LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.13%	8/11/2031	12,587	12,539	12,212	0.84%
Asurion, LLC (fka Asurion Corporation)	(6) (11)	First Lien Debt	S + 4.25%	7.92%	9/19/2030	3,427	3,388	3,393	0.23%
Big Apple Advisory, LLC	(6) (10)	Revolving Loan	S + 4.50%	8.17%	11/18/2031	1,740	(14)	(15)	—%
Big Apple Advisory, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/18/2031	4,302	1,134	1,114	0.08%
Big Apple Advisory, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	11/18/2031	8,866	8,792	8,788	0.61%
Bishop Street Underwriters LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	7/31/2031	8,157	—	(77)	(0.01)%
Bishop Street Underwriters LLC	(15)	First Lien Debt	S + 5.25%	8.92%	7/31/2031	8,052	8,016	7,976	0.55%
Bishop Street Underwriters LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	7/31/2031	5,382	5,382	5,331	0.37%
Broadstreet Partners, Inc.	(6) (11)	First Lien Debt	S + 2.50%	6.17%	6/13/2031	4,542	4,556	4,438	0.31%
Chicago US Midco III, LP	(6) (7) (10) (11) (12)	First Lien Debt (Delayed Draw)	S + 2.50%	6.17%	11/1/2032	1,293	—	(11)	—%
Chicago US Midco III, LP	(6) (7) (11) (12)	First Lien Debt	S + 2.50%	6.17%	11/1/2032	8,707	8,687	8,636	0.60%
Cohen Advisory, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	12/31/2031	4,263	173	190	0.01%
Cohen Advisory, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.20%	12/31/2031	7,581	7,525	7,581	0.52%
Cohnreznick Advisory LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 3.25%	6.95%	3/31/2032	1,008	(3)	(24)	—%
Cohnreznick Advisory LLC	(6) (15)	First Lien Debt	S + 3.25%	6.95%	3/31/2032	17,379	17,333	16,970	1.17%
Knight AcquireCo, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.16%	11/8/2032	10,316	10,294	10,283	0.71%
Knight AcquireCo, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.16%	11/8/2032	3,439	—	(11)	—%
Patriot Growth Insurance Services, LLC	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	10/16/2028	7,789	7,753	7,695	0.53%
Ryan Specialty Group, LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	5.67%	9/15/2031	5,038	5,059	5,038	0.35%
Sedgwick Claims Management Services, Inc.	(6) (11)	First Lien Debt	S + 2.50%	6.17%	7/31/2031	1,789	1,790	1,759	0.12%
Smith & Howard Advisory LLC	(6) (15)	First Lien Debt	S + 5.00%	8.66%	11/26/2030	6,329	6,294	6,187	0.43%
Smith & Howard Advisory LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.66%	11/26/2030	2,521	1,060	1,004	0.07%
Truist Insurance Holdings LLC	(6) (11)	First Lien Debt	S + 2.75%	6.45%	5/6/2031	2,319	2,324	2,292	0.16%
Vensure Employer Services, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	9/27/2031	2,093	(10)	(17)	—%
Vensure Employer Services, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.67%	9/27/2031	16,524	16,427	16,386	1.13%
Total Banking, Finance, Insurance, Real Estate							140,731	138,974	9.61%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6) (15)	First Lien Debt	S + 5.00%	8.67%	9/10/2030	14,220	14,087	14,045	0.97%
AmerCareRoyal, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	9/10/2030	3,307	—	(41)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
AmerCareRoyal, LLC	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	9/10/2030	2,265	2,256	2,237	0.15%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(7) (11) (15)	Subordinated Debt	S + 7.25%	11.03%	6/8/2029	2,544	2,504	2,519	0.17%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (11)	First Lien Debt	S + 4.00%	7.78%	6/9/2028	4,825	4,750	4,818	0.33%
Commercial Bakeries Corp.	(6) (12)	First Lien Debt	S + 5.25%	8.95%	9/25/2029	8,728	8,718	8,684	0.60%
Commercial Bakeries Corp.	(6) (12)	First Lien Debt	S + 5.25%	8.95%	9/25/2029	3,721	3,700	3,702	0.26%
Commercial Bakeries Corp.	(12) (15)	First Lien Debt	S + 5.25%	8.95%	9/25/2029	9,073	8,977	9,026	0.62%
Commercial Bakeries Corp.	(6) (12) (15)	First Lien Debt	S + 5.25%	8.90%	9/25/2029	1,767	1,758	1,758	0.12%
FoodScience, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.36%	11/14/2031	5,570	1,822	1,826	0.13%
FoodScience, LLC	(6)	First Lien Debt	S + 4.75%	8.49%	11/14/2031	5,173	5,131	5,166	0.36%
Fortune International, LLC	(15)	First Lien Debt	S + 5.00%	8.77%	7/17/2027	6,713	6,713	6,483	0.45%
Froneri International Limited	(6) (11) (12)	First Lien Debt	S + 2.25%	5.88%	9/30/2032	2,801	2,800	2,752	0.19%
IF&P Holding Company, LLC (Fresh Edge)	(6)	Subordinated Debt	S + 4.50%	8.26% (Cash) 5.13% (PIK)	4/3/2029	3,334	3,294	3,232	0.22%
Naturpak PPC Buyer LLC	(6) (15)	First Lien Debt	S + 4.50%	8.20%	12/22/2032	9,108	9,066	9,079	0.63%
Naturpak PPC Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	12/22/2032	2,070	—	(6)	—%
Palmetto Acquisitionco, Inc. (Tech24)	(15)	First Lien Debt	S + 5.75%	9.45%	9/18/2029	3,273	3,236	3,142	0.22%
Palmetto Acquisitionco, Inc. (Tech24)	(15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.45%	9/18/2029	922	898	885	0.06%
Primo Brands Corporation	(6) (11) (12)	First Lien Debt	S + 2.75%	6.45%	3/31/2031	2,370	2,358	2,377	0.16%
Razor Light, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.45%	2/6/2032	18,654	18,566	18,570	1.28%
Razor Light, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	2/6/2032	3,587	(17)	(16)	—%
Razor Light, Inc.	(6) (10)	Revolving Loan	S + 4.75%	8.45%	2/6/2032	2,758	(13)	(12)	—%
Refresco (Pegasus Bidco BV)	(6) (11) (12)	First Lien Debt	S + 2.75%	6.40%	7/12/2029	3,120	3,132	3,116	0.22%
Refresh Buyer, LLC (Sunny Sky Products)	(15)	First Lien Debt	S + 4.75%	8.35%	12/23/2028	5,042	5,012	4,950	0.34%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.35%	12/23/2028	1,277	1,272	1,253	0.09%
Sugar PPC Buyer LLC (Sugar Foods)	(7) (15)	First Lien Debt	S + 4.75%	8.42%	10/2/2031	6,959	6,889	6,921	0.48%
Sugar PPC Buyer LLC (Sugar Foods)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.35%	10/2/2031	4,338	1,277	1,271	0.09%
Sugar PPC Buyer LLC (Sugar Foods)	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/2/2031	2,381	2,372	2,368	0.16%
Watermill Express, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	4/30/2031	1,900	(6)	12	—%
Watermill Express, LLC	(7) (15)	First Lien Debt	S + 4.50%	8.20%	4/30/2031	2,769	2,745	2,786	0.19%
Watermill Express, LLC	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	4/30/2031	120	120	121	0.01%
Watermill Express, LLC	(7) (15)	First Lien Debt	S + 4.50%	8.20%	4/30/2031	1,241	1,241	1,249	0.09%
Total Beverage, Food & Tobacco							124,658	124,273	8.59%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Clean Solutions Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.17%	9/9/2030	8,468	8,402	8,325	0.58%
Engineered Fastener Company, LLC (EFC International)	(6)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,595	2,560	2,552	0.18%
FirstCall Mechanical Group, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.45%	6/27/2031	9,825	9,753	9,763	0.67%
FirstCall Mechanical Group, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	6/27/2031	19,794	19,753	19,669	1.36%
Hayward Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 2.75%	6.28%	5/30/2028	4,805	4,816	4,821	0.33%
Hyperion Materials & Technologies, Inc.	(11) (15)	First Lien Debt	S + 4.50%	8.43%	8/30/2028	$2,292	$2,292	$1,957	0.14%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6) (15)	First Lien Debt	S + 5.50%	9.20%	4/9/2030	10,760	10,628	10,375	0.72%
Johnson Controls Inc (aka Power Solutions)	(6) (11)	First Lien Debt	S + 2.75%	6.42%	1/28/2032	996	1,001	995	0.07%
Johnson Controls Inc (aka Power Solutions)	(6) (11)	First Lien Debt	S + 2.50%	6.17%	5/6/2030	2,232	2,241	2,228	0.15%
Madison Safety & Flow LLC	(6) (11)	First Lien Debt	S + 2.50%	6.18%	9/26/2031	530	531	531	0.04%
Motion & Control Enterprises LLC	(6) (15)	First Lien Debt	S + 6.00%	9.67%	6/1/2028	1,560	1,551	1,549	0.11%
Motion & Control Enterprises LLC	(6)	First Lien Debt	S + 6.00%	9.67%	6/1/2028	1,666	1,658	1,655	0.11%
Motion & Control Enterprises LLC	(15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.67%	6/1/2028	4,295	4,295	4,265	0.29%
Motion & Control Enterprises LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.67%	6/1/2028	12,082	12,082	11,999	0.83%
Ovation Holdings, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	2/4/2030	6,911	6,858	6,877	0.48%
Ovation Holdings, Inc.	(6)	First Lien Debt	S + 4.75%	8.45%	2/4/2030	828	821	823	0.06%
Ovation Holdings, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.45%	2/4/2030	13,332	13,299	13,267	0.92%
Ovation Holdings, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	2/4/2030	3,060	3,055	3,045	0.21%
Ovation Holdings, Inc.	(6)	First Lien Debt	S + 4.75%	8.45%	2/4/2030	2,780	2,766	2,766	0.19%
Ovation Holdings, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	2/4/2030	3,028	—	(15)	—%
PT Intermediate Holdings III, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	4/9/2030	166	—	—	—%
PT Intermediate Holdings III, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.45%	4/9/2030	3,746	3,758	3,746	0.26%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt	S + 5.25%	9.06%	4/4/2029	9,015	8,972	8,850	0.61%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (15)	First Lien Debt	S + 5.25%	9.15%	4/4/2029	10,871	10,801	10,672	0.74%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.16%	4/4/2029	2,304	2,294	2,262	0.16%
SkyMark Refuelers, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	12/16/2032	16,330	16,255	16,252	1.12%
SkyMark Refuelers, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/16/2032	5,484	3,698	3,672	0.25%
SkyMark Refuelers, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/16/2032	8,186	—	(39)	—%
Southern Air & Heat Holdings, LLC	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	4/1/2028	1,351	1,344	1,351	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Southern Air & Heat Holdings, LLC	(15)	First Lien Debt	S + 4.75%	8.45%	4/1/2028	1,294	1,288	1,294	0.09%
Specialty Manufacturing Holdings, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.20%	3/31/2033	9,496	9,448	9,448	0.65%
Specialty Manufacturing Holdings, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	3/31/2033	1,879	—	(9)	—%
Thermostat Purchaser III, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.95%	8/31/2028	9,094	(19)	(45)	—%
Thermostat Purchaser III, Inc.	(6) (7) (15)	First Lien Debt	S + 4.25%	7.95%	8/31/2028	6,768	6,767	6,734	0.47%
USA Industries Holdings LLC	(6)	First Lien Debt	S + 4.25%	7.91%	12/10/2032	6,058	6,030	6,049	0.42%
USA Industries Holdings LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.91%	12/10/2032	3,470	—	(5)	—%
Vessco Midco Holdings, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.17%	7/24/2031	13,706	13,593	13,447	0.93%
Vessco Midco Holdings, LLC	(6) (7) (10)	Revolving Loan	S + 4.50%	8.24%	7/24/2031	1,726	(13)	(33)	—%
Vessco Midco Holdings, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	7/24/2031	4,569	4,201	4,132	0.29%
Total Capital Equipment							196,779	195,225	13.52%

Chemicals, Plastics & Rubber
Akzo Nobel Speciality (aka Starfruit US Holdco LLC)	(6) (11) (12)	First Lien Debt	S + 3.25%	7.04%	4/3/2028	4,235	4,251	4,161	0.29%
Chroma Color Corporation	(6) (15)	First Lien Debt	S + 4.25%	7.95%	4/23/2029	6,303	6,260	6,226	0.43%
Chroma Color Corporation	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	7.95%	4/23/2029	1,391	1,384	1,374	0.09%
Graham Packaging Company Inc.	(6) (11)	First Lien Debt	S + 2.25%	5.92%	1/26/2033	250	249	248	0.02%
Ineos Composites (Fortis 333 Inc)	(6) (11)	First Lien Debt	S + 3.50%	7.17%	3/27/2032	641	640	625	0.04%
MKS, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.41%	2/4/2033	1,010	1,010	1,013	0.07%
New Spartech Holdings LLC	(6) (7)	First Lien Debt	S + 1.00%	4.67% (Cash) 4.25% (PIK)	9/30/2030	649	649	554	0.04%
New Spartech Holdings LLC	(6)	First Lien Debt	S + 7.00%	10.67%	3/31/2030	382	375	382	0.03%
Solstice Advanced Materials Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.42%	10/29/2032	1,100	1,099	1,107	0.08%
Tangent Technologies Acquisition, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.56%	11/30/2027	12,184	12,149	12,104	0.84%
Univar Solutions USA Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.42%	8/1/2030	2,162	2,173	2,135	0.15%
USALCO	(6) (11)	First Lien Debt (Delayed Draw)	S + 3.50%	7.18%	9/30/2031	47	47	46	—%
USALCO	(6) (11)	First Lien Debt	S + 3.50%	7.17%	9/30/2031	446	445	445	0.03%
WCI-Momentum Bidco, LLC	(6)	First Lien Debt	S + 4.75%	8.45%	12/31/2032	3,493	3,477	3,488	0.24%
WCI-Momentum Bidco, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S +4.75%	8.45%	12/31/2032	699	—	(1)	—%
Total Chemicals, Plastics & Rubber							34,208	33,907	2.35%

Construction & Building
APi Group DE Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.42%	1/3/2029	1,672	1,673	1,674	0.12%
Centuri Group, Inc.	(6) (11)	First Lien Debt	S + 2.00%	5.67%	7/9/2032	1,578	1,579	1,583	0.11%
Cobalt Service Partners, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.45%	10/13/2031	7,268	7,209	7,207	0.50%
Cobalt Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	10/13/2031	12,627	9,172	9,115	0.63%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Dycom Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.42%	1/27/2033	353	352	355	0.02%
Gannett Fleming, Inc.	(6) (7)	First Lien Debt	S + 4.25%	7.90%	8/5/2030	17,602	17,400	17,489	1.21%
Gannett Fleming, Inc.	(6) (7) (10)	Revolving Loan	S + 4.50%	8.19%	8/5/2030	2,131	829	839	0.06%
Heartland Paving Partners, LLC	(6) (15)	First Lien Debt	S + 5.00%	8.70%	8/9/2030	8,443	8,378	8,229	0.57%
Heartland Paving Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/9/2030	5,676	5,045	4,912	0.34%
Heartland Paving Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/9/2030	5,666	5,656	5,522	0.38%
Hyphen Solutions, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.17%	8/6/2032	18,509	18,490	18,421	1.27%
Hyphen Solutions, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/6/2032	1,444	—	(7)	—%
ICE USA Infrastructure, Inc.	(6)	First Lien Debt	S + 5.75%	9.43%	3/15/2030	2,677	2,660	2,660	0.18%
ICE USA Infrastructure, Inc.	(6) (15)	First Lien Debt	S + 5.75%	9.42%	3/15/2030	8,938	8,862	8,882	0.61%
ICE USA Infrastructure, Inc.	(15)	First Lien Debt	S + 5.75%	9.42%	3/15/2030	1,598	1,560	1,588	0.11%
Java Buyer, Inc.	(7) (15)	First Lien Debt	S + 4.75%	8.45%	12/15/2030	3,860	3,860	3,852	0.27%
LJ Avalon Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	2/1/2030	5,067	2,449	2,427	0.17%
MEI Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	6/29/2029	$1,851	$460	$460	0.03%
MEI Buyer LLC	(6) (15)	First Lien Debt	S + 4.25%	7.92%	6/29/2029	10,118	10,080	10,119	0.70%
MEI Buyer LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	7.93%	6/29/2029	1,618	1,618	1,618	0.11%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	5.92%	2/10/2032	1,307	1,305	1,306	0.09%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	5.92%	3/19/2029	1,662	1,664	1,663	0.11%
Rose Paving, LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	146	146	141	0.01%
Rose Paving, LLC	(6)	Subordinated Debt	N/A	12.00%	5/7/2030	2,253	2,233	2,173	0.15%
SCIC Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	3/28/2031	2,744	416	476	0.03%
SCIC Buyer, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.45%	3/28/2031	12,962	12,851	13,221	0.91%
Thyssenkrupp Elevator (Vertical US Newco Inc)	(6) (11) (12)	First Lien Debt	S + 2.75%	6.38%	4/30/2030	4,519	4,545	4,534	0.31%
Vertex Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 6.00%	9.70%	11/8/2030	8,970	1,743	1,484	0.10%
Vertex Service Partners, LLC	(6) (15)	First Lien Debt	S + 6.00%	9.70%	11/8/2030	3,208	3,186	3,197	0.22%
Vertex Service Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.70%	11/8/2030	5,783	5,758	5,764	0.40%
WSB Engineering Holdings Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	8/31/2029	8,082	1,972	1,929	0.13%
WSB Engineering Holdings Inc.	(15)	First Lien Debt	S + 4.50%	8.17%	8/31/2029	4,120	4,082	4,085	0.28%
WSB Engineering Holdings Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/31/2029	2,669	2,647	2,647	0.18%
Total Construction & Building							149,880	149,565	10.31%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Consumer Goods: Durable
Callaway Golf Company	(6) (11) (12)	First Lien Debt	S + 3.00%	6.42%	3/15/2030	324	325	326	0.02%
DRS Holdings III, Inc.	(7) (15)	First Lien Debt	S + 5.25%	8.92%	11/1/2028	2,499	2,499	2,490	0.17%
MITER Brands (MIWD Holdco II LLC)	(6) (11)	First Lien Debt	S + 3.00%	6.42%	3/28/2031	3,590	3,610	3,319	0.23%
Momentum Textiles, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,155	5,084	5,081	0.35%
NMC Skincare Intermediate Holdings II, LLC	(6) (7)	First Lien Debt	S + 5.00%	8.80% (Cash) 1.50% (PIK)	10/31/2028	6,290	6,290	5,754	0.40%
Recess Holdings, Inc.	(6) (11)	First Lien Debt	S + 3.75%	7.42%	2/20/2030	11,910	11,858	11,944	0.83%
XpressMyself.com LLC (SmartSign)	(15)	First Lien Debt	S + 5.50%	9.27%	9/7/2028	1,978	1,971	1,978	0.14%
XpressMyself.com LLC (SmartSign)	(15)	First Lien Debt	S + 5.75%	9.51%	9/7/2028	1,497	1,482	1,497	0.10%
Total Consumer Goods: Durable							33,119	32,389	2.24%

Consumer Goods: Non-Durable
Bradford Soap International, Inc.	(6)	First Lien Debt	S + 4.75%	8.42%	8/28/2031	$7,522	$7,488	$7,500	0.52%
Bradford Soap International, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/28/2031	2,514	—	(7)	—%
FoodServices Brand Group, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	4,305	4,211	4,177	0.29%
Image International Intermediate Holdco II, LLC	(6) (7)	First Lien Debt	S + 5.50%	8.82% (Cash) 0.50% (PIK)	9/10/2026	7,525	7,489	5,666	0.39%
Image International Intermediate Holdco II, LLC	(6) (7)	First Lien Debt	S + 5.50%	8.82% (Cash) 0.50% (PIK)	9/10/2026	10,722	10,703	8,073	0.56%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.52%	6/30/2030	8,455	—	(43)	—%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6) (15)	First Lien Debt	S + 4.75%	8.52%	6/30/2030	4,935	4,928	4,910	0.34%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.52%	6/30/2030	1,918	1,916	1,909	0.13%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	1/8/2030	4,392	911	936	0.06%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (15)	First Lien Debt	S + 5.00%	8.66%	1/8/2030	11,842	11,885	11,890	0.82%
MPG Parent Holdings, LLC (Market Performance Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.66%	1/8/2030	2,870	2,887	2,882	0.20%
Perrigo Investments	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	4/20/2029	1,598	1,600	1,591	0.11%
Revision Buyer LLC (Revision Skincare)	(6)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,408	10,312	10,256	0.71%
Total Consumer Goods: Non-Durable							64,330	59,740	4.13%

Containers, Packaging & Glass
Belron Finance 2019 LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.66%	10/16/2031	2,395	2,402	2,398	0.17%
Novolex (Clydesdale Acquisition Holdings Inc)	(6) (11)	First Lien Debt	S + 3.18%	6.84%	4/13/2029	1,583	1,589	1,514	0.10%
Oliver Packaging, LLC	(6)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	1,516	1,505	1,327	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Oliver Packaging, LLC	(6)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	286	282	260	0.02%
Online Labels Group, LLC	(15)	First Lien Debt	S + 4.75%	8.45%	12/19/2029	3,108	3,102	3,108	0.21%
Online Labels Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	12/19/2029	541	268	269	0.02%
Online Labels Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	12/19/2029	227	(1)	—	—%
Performance Packaging Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.16%	4/15/2031	1,546	1,538	1,534	0.11%
Performance Packaging Buyer, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.13%	4/15/2031	6,152	6,098	6,106	0.42%
ProAmpac PG Borrower LLC	(6) (7)	First Lien Debt	S + 4.00%	7.78%	3/7/2033	13,617	13,413	13,417	0.93%
Total Containers, Packaging & Glass							30,196	29,933	2.07%

Energy: Electricity
Environ Energy, LLC	(6)	First Lien Debt	S + 5.25%	8.92%	10/1/2031	11,379	11,300	11,293	0.78%
Environ Energy, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	10/1/2031	6,711	1,028	1,023	0.07%
Gibraltar Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.92%	2/2/2033	373	372	372	0.03%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (12) (15)	First Lien Debt	S + 5.00%	8.67%	6/25/2030	19,510	19,362	19,563	1.35%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	6/25/2030	5,162	5,162	5,176	0.36%
Resilience Parent, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.13%	2/28/2033	675	673	672	0.05%
Tinicum Voltage Acquisition Corp.	(6) (15)	First Lien Debt	S + 4.75%	8.57%	12/15/2028	6,728	6,607	6,687	0.46%
TK Elevator Midco GmbH	(6) (11) (12)	First Lien Debt	S + 2.75%	6.43%	4/30/2030	$250	$250	$251	0.02%
Total Energy: Electricity							44,754	45,037	3.12%

Energy: Oil & Gas
Allredi, LLC (Abrasive Products and Equipment)	(6)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	13,964	13,893	12,459	0.86%
Allredi, LLC (Abrasive Products and Equipment)	(6)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	1,084	1,084	967	0.07%
Total Energy: Oil & Gas							14,977	13,426	0.93%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	3/27/2030	7,175	—	(35)	—%
CLS Management Services, LLC (Contract Land Staff)	(6) (15)	First Lien Debt	S + 5.00%	8.70%	3/27/2030	8,580	8,519	8,538	0.59%
CLS Management Services, LLC (Contract Land Staff)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.65%	3/27/2030	3,450	3,440	3,433	0.24%
CLS Management Services, LLC (Contract Land Staff)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	3/27/2030	4,405	3,957	3,942	0.27%
Covanta Energy Corp	(6) (11)	First Lien Debt	S + 2.25%	5.93%	1/15/2031	2,160	2,159	2,158	0.15%
Covanta Energy Corp	(6) (11)	First Lien Debt	S + 2.25%	5.92%	11/30/2028	1,048	1,049	1,048	0.07%
Impact Parent Corporation (Impact Environmental Group)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.05%	3/23/2029	282	263	261	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.05%	3/23/2029	3,120	3,123	3,088	0.21%
Impact Parent Corporation (Impact Environmental Group)	(6) (15)	First Lien Debt	S + 5.25%	9.05%	3/23/2029	10,226	10,237	10,120	0.69%
Impact Parent Corporation (Impact Environmental Group)	(15)	First Lien Debt	S + 5.25%	9.05%	3/23/2029	2,029	2,005	2,008	0.14%
Impact Parent Corporation (Impact Environmental Group)	(15)	First Lien Debt	S + 5.25%	9.05%	3/23/2029	416	411	412	0.03%
Impact Parent Corporation (Impact Environmental Group)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.05%	3/23/2029	1,991	1,989	1,970	0.14%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.05%	3/23/2029	1,687	1,682	1,669	0.12%
LTR Intermediate Holdings, Inc.	(6) (11) (15)	First Lien Debt	S + 3.75%	7.43%	12/17/2032	9,375	9,333	9,410	0.65%
NFM & J, L.P. (The Facilities Group)	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.52%	11/30/2028	170	170	167	0.01%
NFM & J, L.P. (The Facilities Group)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.52%	11/30/2028	1,936	1,929	1,896	0.13%
NFM & J, L.P. (The Facilities Group)	(7) (15)	First Lien Debt	S + 5.75%	9.52%	11/30/2028	2,716	2,707	2,661	0.18%
NFM & J, L.P. (The Facilities Group)	(6) (7) (15)	First Lien Debt	S + 5.75%	9.52%	11/30/2028	1,904	1,896	1,865	0.13%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.05%	8/31/2028	3,673	3,652	3,609	0.25%
Orion Group FM Holdings, LLC (Leo Facilities)	(15)	First Lien Debt	S + 4.75%	8.45%	7/3/2029	2,312	2,300	2,297	0.16%
Orion Group FM Holdings, LLC (Leo Facilities)	(15)	First Lien Debt	S + 4.75%	8.45%	7/3/2029	3,343	3,322	3,322	0.23%
Orion Group FM Holdings, LLC (Leo Facilities)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	7/3/2029	$19,812	$8,593	$8,469	0.58%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	7/3/2029	2,538	2,535	2,522	0.17%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	5.93%	1/15/2031	131	131	131	0.01%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	5.93%	1/15/2031	804	804	804	0.06%
SI Solutions, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.42%	8/15/2030	4,585	4,568	4,570	0.32%
SI Solutions, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.42%	8/15/2030	10,362	10,285	10,327	0.71%
SI Solutions, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/15/2030	4,943	974	966	0.07%
Total Environmental Industries							92,033	91,628	6.33%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(6)	First Lien Debt	S + 5.25%	8.92%	7/2/2031	5,882	5,866	5,810	0.40%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (15)	First Lien Debt	S + 5.25%	8.92%	7/2/2031	13,680	13,569	13,512	0.93%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	7/2/2031	2,507	1,231	1,205	0.08%
AB Centers Acquisition Corporation (Action Behavior Centers)	(15)	First Lien Debt	S + 5.25%	8.92%	7/2/2031	3,354	3,341	3,312	0.23%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
ACP Maverick Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	3/18/2031	3,622	2,924	2,922	0.20%
ACP Maverick Holdings, Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.45%	3/18/2031	16,200	16,061	16,127	1.11%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.20%	5/1/2030	1,055	1,055	1,055	0.07%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(7) (15)	First Lien Debt	S + 5.50%	9.20%	5/1/2030	4,177	4,179	4,177	0.29%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.50%	9.20%	5/1/2030	3,943	(8)	—	—%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7)	First Lien Debt	S + 5.50%	9.20%	5/1/2030	546	542	546	0.04%
ARC Health OPCO, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	1,667	(23)	(47)	—%
ARC Health OPCO, LLC	(6)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	3,413	3,320	3,318	0.23%
Beantown Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	3/18/2031	4,818	—	(22)	—%
Biomarin Pharmaceutical Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.42%	1/28/2033	750	748	749	0.05%
Bluebird PM Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	2/3/2032	1,019	(2)	—	—%
Bluebird PM Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.45%	2/3/2032	7,399	7,338	7,399	0.51%
Bridges Consumer Healthcare Intermediate LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.87%	12/22/2031	4,262	(18)	(61)	—%
Bridges Consumer Healthcare Intermediate LLC	(6) (15)	First Lien Debt	S + 5.25%	8.87%	12/22/2031	5,074	5,031	5,002	0.35%
Bridges Consumer Healthcare Intermediate LLC	(10) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	8.87%	12/22/2031	2,420	1,922	1,897	0.13%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/7/2031	798	(2)	(12)	—%
Coding Solutions Acquisition, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.67%	8/7/2031	607	602	598	0.04%
Coding Solutions Acquisition, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.67%	8/7/2031	11,910	11,851	11,737	0.81%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	Revolving Loan	S + 5.00%	8.67%	8/7/2031	1,101	(8)	(16)	—%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/7/2031	460	(1)	(7)	—%
Eyesouth Eye Care Holdco LLC	(6) (15)	First Lien Debt	S + 5.50%	9.27%	10/5/2029	10,502	10,355	10,352	0.71%
Eyesouth Eye Care Holdco LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.27%	10/5/2029	3,388	3,350	3,339	0.23%
Genmab A/S	(6) (11) (12)	First Lien Debt	S + 3.00%	6.70%	12/10/2032	2,771	2,771	2,785	0.19%
Health Management Associates, Inc.	(6)	First Lien Debt	S + 5.25%	8.96%	3/30/2029	14,929	14,854	14,854	1.03%
Health Management Associates, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 6.25%	10.01%	3/30/2029	2,384	—	(12)	—%
Health Management Associates, Inc.	(6) (15)	First Lien Debt	S + 6.25%	10.01%	3/30/2029	8,727	8,680	8,683	0.60%
Health Management Associates, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 6.25%	10.01%	3/30/2029	1,094	1,085	1,088	0.08%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt	S + 4.75%	8.45%	10/16/2030	10,041	9,995	10,000	0.69%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	10/16/2030	1,221	1,219	1,216	0.08%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt	S + 4.75%	8.45%	10/16/2030	1,267	1,261	1,262	0.08%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (15)	First Lien Debt	S + 4.75%	8.45%	10/16/2030	5,422	5,402	5,400	0.37%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (15)	First Lien Debt	S + 4.75%	8.45%	10/16/2030	11,897	11,844	11,849	0.82%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	1,149	1,146	1,138	0.08%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,747	5,747	5,691	0.39%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,505	5,505	5,452	0.38%
HLSG Intermediate, LLC	(7) (15)	First Lien Debt	S + 4.75%	8.42%	2/2/2033	7,947	7,912	7,911	0.55%
HLSG Intermediate, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/2/2033	2,591	—	(12)	—%
HMN Acquirer Corp.	(15)	First Lien Debt	S + 4.50%	8.20%	11/5/2031	5,759	5,712	5,709	0.39%
HMN Acquirer Corp.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	11/5/2031	2,144	(4)	(18)	—%
Hologic, Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.92%	1/14/2033	2,593	2,587	2,565	0.18%
Impact Advisors, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	3/19/2032	7,143	12	(43)	—%
Impact Advisors, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.20%	3/19/2032	12,729	12,616	12,576	0.86%
Jazz Pharmaceuticals (AKA FINANCING LUX SARL)	(6) (11) (12)	First Lien Debt	S + 2.25%	5.92%	5/5/2028	3,107	3,120	3,123	0.22%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.13%	2/13/2032	1,844	1,835	1,814	0.13%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(15)	First Lien Debt	S + 4.50%	8.13%	2/13/2032	5,328	5,286	5,240	0.36%
Lavie Group, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.63%	10/12/2029	5,101	5,076	5,059	0.35%
Lavie Group, Inc.	(15)	First Lien Debt	S + 5.00%	8.62%	10/12/2029	6,387	6,332	6,335	0.44%
Lavie Group, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.63%	10/12/2029	1,888	(6)	(15)	—%
Lavie Group, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.63%	10/10/2029	649	403	399	0.03%
Lavie Group, Inc.	(7) (15)	First Lien Debt	S + 5.00%	8.63%	10/12/2029	2,417	2,397	2,397	0.17%
Medline (AKA Mozart Borrower LP)	(6) (11)	First Lien Debt	S + 2.00%	5.42%	10/23/2028	11	11	11	—%
Medline (AKA Mozart Borrower LP)	(6) (11)	First Lien Debt	S + 2.00%	5.42%	10/23/2030	2,810	2,813	2,817	0.19%
New You Bariatric Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	10/31/2028	199	119	119	0.01%
New You Bariatric Group, LLC	(6)	First Lien Debt	S + 5.25%	9.07%	10/31/2028	1,985	1,985	1,985	0.14%
Organon & Co	(6) (11) (12)	First Lien Debt	S + 2.25%	5.92%	5/19/2031	1,333	1,328	1,273	0.09%
Performance Health Holdings, Inc	(6) (15)	First Lien Debt	S + 3.75%	7.45%	3/19/2032	14,888	14,753	14,755	1.02%
Promptcare Infusion Buyer, Inc.	(7) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.95%	9/1/2027	314	314	314	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Promptcare Infusion Buyer, Inc.	(7) (15)	First Lien Debt	S + 6.00%	9.95%	9/1/2027	2,013	2,013	2,013	0.14%
Select Medical Corporation	(6) (11) (12)	First Lien Debt	S + 3.00%	6.67%	12/31/2031	365	362	365	0.03%
Southern Veterinary Partners, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.18%	12/4/2031	5,042	5,041	5,005	0.34%
TBRS, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	11/24/2031	949	(4)	(19)	—%
TBRS, Inc.	(6) (7) (10)	Revolving Loan	S + 4.75%	8.42%	11/22/2030	1,243	(10)	(24)	—%
TBRS, Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	11/24/2031	8,067	8,005	7,909	0.55%
Tidi Legacy Products, Inc.	(6) (7) (15)	First Lien Debt	S + 4.50%	8.17%	12/19/2029	15,539	15,534	15,539	1.07%
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/19/2029	4,162	4,170	4,162	0.29%
VMG Holdings LLC (VMG Health)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	4/16/2030	569	569	564	0.04%
VMG Holdings LLC (VMG Health)	(6)	First Lien Debt	S + 5.00%	8.70%	4/16/2030	1,134	1,129	1,126	0.07%
VMG Holdings LLC (VMG Health)	(6) (15)	First Lien Debt	S + 5.00%	8.70%	4/16/2030	19,700	19,556	19,551	1.35%
VSC Specialty Molding Acquisition LLC	(6)	First Lien Debt	S + 4.25%	7.90%	10/6/2031	5,306	5,282	5,225	0.36%
VSC Specialty Molding Acquisition LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.95%	10/6/2031	3,230	2,864	2,815	0.19%
Wellspring Pharmaceutical Corporation	(6)	First Lien Debt	S + 4.50%	8.34%	8/22/2028	10,620	10,572	10,534	0.73%
Wellspring Pharmaceutical Corporation	(6) (15)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	6,382	6,356	6,330	0.44%
Wellspring Pharmaceutical Corporation	(6) (15)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	3,709	3,685	3,679	0.25%
Wellspring Pharmaceutical Corporation	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/22/2028	1,843	1,836	1,828	0.13%
YI, LLC (Young Innovations)	(6) (7) (15)	First Lien Debt	S + 5.75%	9.43%	12/3/2029	15,648	15,544	15,361	1.06%
Total Healthcare & Pharmaceuticals							339,837	338,575	23.39%

High Tech Industries
Ahead DB Holdings, LLC (Ahead Data Blue LLC)	(6) (11) (15)	First Lien Debt	S + 2.50%	6.20%	2/1/2031	9,860	9,826	9,729	0.67%
Alta Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.20%	2/18/2033	22,198	22,119	21,984	1.52%
Alta Buyer, LLC	(6) (10)	Revolving Loan	S + 4.50%	8.20%	2/18/2033	2,802	(10)	(27)	—%
Arctiq, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.42%	2/3/2032	26,055	25,941	25,938	1.79%
Arctiq, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/3/2032	3,945	—	(18)	—%
BMC Software, Inc.	(6) (11)	First Lien Debt	S + 3.00%	6.67%	7/30/2031	4,194	4,168	3,900	0.27%
CACI International Inc	(6) (11) (12)	First Lien Debt	S + 1.75%	5.42%	3/9/2033	167	167	167	0.01%
CLEARWATER ANALYTICS LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	5.67%	4/21/2032	1,493	1,492	1,493	0.10%
CompoSecure Holdings, L.L.C.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.93%	1/14/2033	900	899	899	0.06%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7)	First Lien Debt	S + 5.00%	8.67%	8/2/2030	2,553	2,544	2,487	0.17%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7) (15)	First Lien Debt	S + 5.00%	8.67%	8/2/2030	14,894	14,838	14,509	1.00%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/2/2030	2,553	(9)	(66)	—%
Dragon Buyer, Inc. (NCR Voyix)	(6) (11)	First Lien Debt	S + 2.75%	6.45%	9/30/2031	6,913	6,886	6,601	0.46%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Eliassen Group, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.45%	4/14/2028	226	226	222	0.02%
Eliassen Group, LLC	(6) (7)	First Lien Debt	S + 5.75%	9.45%	4/14/2028	3,145	3,145	3,079	0.21%
Emburse, Inc.	(7) (15)	First Lien Debt	S + 4.25%	7.95%	5/28/2032	2,964	2,957	2,975	0.21%
Emburse, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.95%	5/28/2032	529	(1)	2	—%
Emburse, Inc.	(6) (7) (10)	Revolving Loan	S + 4.25%	7.95%	5/28/2032	568	(1)	2	—%
Ensono, Inc.	(6) (11) (15)	First Lien Debt	S + 4.00%	7.78%	5/26/2028	14,768	14,731	13,802	0.95%
Exterro, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	6/1/2027	1,797	—	(24)	—%
Exterro, Inc.	(6) (15)	First Lien Debt	S + 5.25%	8.92%	6/1/2027	5,591	5,585	5,517	0.38%
GNX HBS PARENT, LLC	(6)	First Lien Debt	S + 4.75%	8.45%	10/1/2031	7,234	7,201	7,124	0.49%
GNX HBS PARENT, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	10/1/2031	4,266	—	(65)	—%
GS AcquisitionCo, Inc.	(6) (7) (15)	First Lien Debt	S + 5.25%	8.95%	5/25/2028	5,708	5,699	5,530	0.38%
Icon Parent I Inc.	(6) (7) (11)	First Lien Debt	S + 2.75%	6.44%	11/13/2031	1,985	1,978	1,909	0.13%
II-VI INCORPORATED	(6) (11) (12)	First Lien Debt	S + 1.75%	5.42%	7/2/2029	1,091	1,094	1,094	0.08%
Infobase Acquisition, Inc.	(15)	First Lien Debt	S + 5.50%	9.35%	6/14/2028	3,242	3,239	3,242	0.22%
Javelin Buyer, Inc.	(6) (7) (15)	Subordinated Debt	S + 5.00%	8.82%	12/6/2032	6,000	6,015	5,603	0.39%
Javelin Buyer, Inc.	(6) (7) (15)	First Lien Debt	S + 2.75%	6.42%	12/5/2031	6,930	6,926	6,656	0.45%
Mermaid Bidco Inc.	(6)	First Lien Debt	S + 3.25%	6.91%	7/3/2031	3,970	3,961	3,901	0.27%
Mitchell International, Inc.	(6) (11)	First Lien Debt	S + 3.00%	6.67%	6/17/2031	6,064	6,048	5,803	0.40%
PointClickCare Technologies	(6) (11) (12)	First Lien Debt	S + 2.75%	6.42%	11/3/2031	570	570	568	0.04%
Project Alpha Intermediate Holding, Inc.	(6) (7) (11)	First Lien Debt	S + 3.25%	6.95%	10/26/2030	990	988	755	0.05%
Qnity Electronics, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	11/1/2032	3,001	3,000	3,001	0.21%
Quartz Holding Company (Quickbase)	(6) (15)	First Lien Debt	S + 3.25%	6.92%	10/2/2028	11,880	11,880	11,576	0.80%
QXO Building Products, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	4/30/2032	788	782	787	0.05%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7)	First Lien Debt	S + 4.50%	8.20%	9/30/2031	9,125	9,051	8,953	0.62%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7) (10)	Revolving Loan	S + 4.50%	8.20%	3/31/2031	1,062	279	267	0.02%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	9/30/2031	3,187	102	48	—%
Specialist Resources Global Inc.	(15)	First Lien Debt	S + 5.00%	8.67%	9/23/2027	1,308	1,308	1,277	0.09%
Specialist Resources Global Inc.	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	9/23/2027	6,716	6,716	6,560	0.45%
Stratix Holding Corporation	(6)	First Lien Debt	S + 4.75%	8.35%	9/15/2028	3,968	3,964	3,905	0.27%
Stratix Holding Corporation	(6) (15)	First Lien Debt	S + 4.75%	8.35%	9/15/2028	6,448	6,448	6,346	0.44%
VALIDITY INC	(15)	First Lien Debt	S + 5.25%	8.90%	4/12/2032	7,746	7,678	7,666	0.53%
Venture Buyer, LLC (Velosio)	(7) (15)	First Lien Debt	S + 5.25%	8.91%	3/1/2030	7,796	7,764	7,796	0.54%
Venture Buyer, LLC (Velosio)	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.25%	8.91%	3/1/2030	283	283	283	0.02%
Waystar Technologies, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	10/22/2029	2,255	2,258	2,252	0.16%
Total High Tech Industries							220,735	216,008	14.92%

Hotel, Gaming & Leisure
Cinemark USA, Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.95%	5/24/2030	4,094	4,112	4,110	0.28%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Davidson Hotel Company LLC	(15)	First Lien Debt	S + 5.00%	8.67%	10/31/2031	2,790	2,767	2,817	0.19%
Davidson Hotel Company LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	10/31/2031	930	82	93	0.01%
GBT US III LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	7/25/2031	790	789	775	0.05%
Oak-Eagle Acquireco, Inc.	(6) (11) (12)	First Lien Debt	S + 3.50%	7.21%	3/24/2033	600	591	597	0.04%
TKO Worldwide Holdings, LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.66%	11/21/2031	957	959	958	0.07%
Total Hotel, Gaming & Leisure							9,300	9,350	0.64%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(15)	First Lien Debt	S + 5.75%	9.45%	10/23/2028	3,424	3,424	3,369	0.23%
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(6) (11)	First Lien Debt	S + 2.75%	6.42%	1/31/2031	4,270	4,272	3,710	0.26%
Viking Buyer, LLC (Vanguard Packaging LLC)	(6) (15)	First Lien Debt	S + 5.25%	9.03%	8/9/2026	5,728	5,728	5,465	0.38%
VS Professional Training Acquisitionco, LLC	(15)	First Lien Debt	S + 5.25%	8.92%	9/30/2026	4,176	4,176	4,123	0.28%
Total Media: Advertising, Printing & Publishing							17,600	16,667	1.15%

Media: Broadcasting & Subscription
Nexstar Media Inc.	(6) (11) (12)	First Lien Debt	S + 2.75%	6.42%	3/18/2033	454	449	449	0.03%
UPC/Sunrise (UPC Financing Partnership)	(6) (11) (12)	First Lien Debt	S + 2.50%	6.10%	2/15/2032	2,875	2,868	2,861	0.20%
Total Media: Broadcasting & Subscription							3,317	3,310	0.23%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,990	2,964	2,902	0.20%
Creative Artists Agency, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.17%	10/1/2031	1,571	1,579	1,572	0.11%
Total Media: Diversified & Production							4,543	4,474	0.31%

Metals & Mining
Arsenal AIC Parent LLC(Arconic)	(6) (11)	First Lien Debt	S + 2.75%	6.42%	8/18/2030	1,763	1,776	1,770	0.12%
Total Metals & Mining							1,776	1,770	0.12%

Retail
Varsity Brands, Inc.	(6) (11)	First Lien Debt	S + 3.00%	6.45%	8/26/2031	1,995	1,995	1,989	0.14%
Total Retail							1,995	1,989	0.14%

Services: Business
AG Group Holdings, Inc. (Addison Group)	(6) (11)	First Lien Debt	S + 4.25%	7.92%	12/29/2028	1,791	1,799	1,626	0.11%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Air Transport (Stonepeak Nile Parent LLC)	(6) (11)	First Lien Debt	S + 2.25%	5.92%	4/9/2032	2,494	2,490	2,493	0.17%
ALKU Intermediate Holdings, LLC	(6)	First Lien Debt	S + 6.25%	9.95%	5/23/2029	2,650	2,618	2,624	0.18%
All4 Buyer, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	1/23/2032	2,107	770	760	0.05%
All4 Buyer, LLC	(15)	First Lien Debt	S + 4.50%	8.17%	1/23/2032	2,504	2,483	2,482	0.17%
Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC)	(6) (11)	First Lien Debt	S + 3.25%	6.92%	8/20/2032	3,434	3,434	3,438	0.24%
Archer Acquisition, LLC (ARMstrong)	(6) (15)	First Lien Debt	S + 4.75%	8.55%	10/8/2029	6,247	6,198	6,201	0.43%
Archer Acquisition, LLC (ARMstrong)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.55%	10/8/2029	862	575	574	0.04%
Astra Service Partners, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.20%	11/26/2032	8,585	8,555	8,537	0.59%
Astra Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	11/26/2032	2,824	565	549	0.04%
Azalea TopCo, Inc.	(6) (7) (15)	First Lien Debt	S + 3.00%	6.67%	4/30/2031	5,098	5,057	5,098	0.35%
Bounteous, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/2/2029	7,279	—	—	—%
Bounteous, Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/2/2029	999	999	999	0.07%
Bounteous, Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/2/2029	487	487	487	0.03%
Bounteous, Inc.	(15)	First Lien Debt	S + 4.50%	8.17%	8/2/2029	1,930	1,930	1,930	0.13%
Bounteous, Inc.	(15)	First Lien Debt	S + 4.50%	8.17%	8/2/2029	298	298	298	0.02%
Caldwell & Gregory LLC	(6)	Subordinated Debt	S + 6.25%	9.95% (Cash) 2.50% (PIK)	3/31/2031	5,800	5,719	5,797	0.40%
Certus NDT Group Buyer, LLC	(6)	Subordinated Debt	N/A	9.00% (Cash) 3.00% (PIK)	2/11/2033	2,536	2,488	2,499	0.17%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(6)	Subordinated Debt	N/A	12.25%	3/26/2031	1,403	1,374	1,408	0.10%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.25%	3/26/2031	536	(5)	2	—%
Cornerstone Advisors of Arizona, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.45%	5/13/2032	17,576	17,496	17,381	1.20%
CPL Consultants, LLC	(6)	First Lien Debt	S + 4.25%	7.92%	2/17/2032	1,908	1,899	1,899	0.13%
CPL Consultants, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	2/17/2032	6,105	76	48	—%
CV Holdco, LLC (Class Valuation)	(6)	Subordinated Debt	N/A	11.00%	3/31/2028	444	444	430	0.03%
CV Holdco, LLC (Class Valuation)	(6)	Subordinated Debt	N/A	11.00%	3/31/2028	10,000	9,978	9,675	0.67%
Dawn Bidco, LLC	(6) (11)	First Lien Debt	S + 3.00%	6.66%	2/4/2033	3,371	3,371	3,198	0.22%
Delphi Infrastructure Group LLC	(15)	First Lien Debt	S + 5.00%	8.70%	7/21/2028	1,006	998	982	0.07%
DISA Holdings Corp. (DISA Global Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.66%	9/9/2028	1,181	1,175	1,177	0.08%
DISA Holdings Corp. (DISA Global Solutions)	(6) (15)	First Lien Debt	S + 5.00%	8.66%	9/9/2028	6,567	6,531	6,541	0.45%
Env Automation Acquisition,LLC	(6) (7)	First Lien Debt	S + 4.50%	8.17%	12/8/2031	10,600	10,552	10,574	0.73%
Env Automation Acquisition,LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/8/2031	5,129	786	774	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Esquire Deposition Solutions, LLC	(6)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	2,136	2,107	2,108	0.15%
Fleet Midco I Limited	(6) (7) (12)	First Lien Debt	S + 2.75%	6.42%	2/21/2031	2,488	2,488	2,488	0.17%
Garda World Security Corporation	(6) (11) (12)	First Lien Debt	S + 2.75%	6.42%	2/1/2029	2,264	2,285	2,253	0.16%
Genuine Financial Holdings LLC (HireRight)	(11) (15)	First Lien Debt	S + 3.25%	6.92%	9/27/2030	1,794	1,780	1,549	0.11%
ICON LUXEMBOURG SARL	(6) (11) (12)	First Lien Debt	S + 2.00%	5.70%	7/3/2028	96	96	96	0.01%
ICON LUXEMBOURG SARL	(6) (11) (12)	First Lien Debt	S + 2.00%	5.70%	7/3/2028	24	24	24	—%
ImageFirst Holdings, LLC	(6) (15)	First Lien Debt	S + 3.00%	6.67%	3/12/2032	13,596	13,567	13,566	0.94%
Ingram Micro Inc	(6) (11) (12)	First Lien Debt	S + 2.25%	5.94%	9/22/2031	1,716	1,724	1,722	0.12%
KENG Acquisition, Inc. (Engage PEO)	(6) (7) (15)	First Lien Debt	S + 4.50%	8.17%	8/1/2029	8,943	8,875	8,944	0.62%
KENG Acquisition, Inc. (Engage PEO)	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/1/2029	5,761	5,752	5,761	0.40%
KENG Acquisition, Inc. (Engage PEO)	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/1/2029	7,664	7,625	7,664	0.53%
Kofile, Inc.	(6)	Subordinated Debt	N/A	9.00% (Cash) 3.00% (PIK)	6/30/2029	6,950	6,950	6,785	0.47%
KRIV Acquisition, Inc. (Riveron)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	7/31/2031	6,907	—	(40)	—%
KRIV Acquisition, Inc. (Riveron)	(6) (10)	Revolving Loan	S + 4.75%	8.45%	7/31/2031	628	264	262	0.02%
KRIV Acquisition, Inc. (Riveron)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	7/31/2031	2,783	(9)	(16)	—%
KRIV Acquisition, Inc. (Riveron)	(6) (15)	First Lien Debt	S + 4.75%	8.45%	7/31/2031	13,298	13,172	13,221	0.91%
LRN Corporation	(6)	First Lien Debt	S + 5.25%	8.92%	12/17/2027	7,405	7,376	7,359	0.51%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (7)	First Lien Debt	S + 5.25%	8.93%	12/17/2027	3,210	3,206	3,191	0.22%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (7)	First Lien Debt	S + 5.25%	8.93%	12/17/2027	616	615	612	0.04%
LSCS Holdings, Inc. (Dohmen)	(6) (7) (15)	First Lien Debt	S + 4.50%	8.20%	3/4/2032	2,744	2,733	2,667	0.18%
M&S Holdings Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.44%	12/23/2032	5,176	5,152	5,159	0.36%
M&S Holdings Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.44%	12/23/2032	941	—	(3)	—%
OCM System One Buyer CTB, LLC (System One)	(6) (15)	First Lien Debt	S + 3.50%	7.17%	3/2/2028	1,282	1,282	1,279	0.09%
Olympus US Bidco LLC (Phaidon International)	(6) (12) (15)	First Lien Debt	S + 5.50%	9.27%	8/22/2029	19,114	18,894	18,315	1.27%
OMNIA Partners, LLC	(6) (7) (11) (15)	First Lien Debt	S + 2.75%	6.43%	12/31/2032	3,454	3,440	3,455	0.24%
Open Text Corporation	(6) (11) (12)	First Lien Debt	S + 1.75%	5.42%	1/31/2030	2,360	2,373	2,314	0.16%
Pioneer AcquisitionCo, LLC	(6) (7)	First Lien Debt	S + 3.25%	6.96%	10/27/2032	1,000	998	996	0.07%
PN Buyer, Inc.	(6) (15)	First Lien Debt	S + 4.50%	8.17%	7/31/2031	15,517	15,446	15,123	1.04%
PN Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	7/31/2031	4,444	—	(113)	(0.01)%
Prime Security Services Borrower, LLC	(6) (11) (12)	First Lien Debt	S + 1.75%	5.41%	3/7/2032	373	370	369	0.03%
Protection One (aka Prime Security Services)	(6) (11) (12)	First Lien Debt	S + 2.00%	5.66%	10/13/2030	2,272	2,270	2,265	0.16%
RailPros Parent, LLC	(6) (7) (15)	First Lien Debt	S + 4.25%	7.91%	5/24/2032	10,212	10,117	10,262	0.71%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
RailPros Parent, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.91%	5/24/2032	3,158	947	963	0.07%
RailPros Parent, LLC	(6) (7) (10)	Revolving Loan	S + 4.25%	7.91%	5/24/2032	1,579	—	8	—%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	6/15/2029	5,615	4,565	4,585	0.32%
Redwood Services Group, LLC (Evergreen Services Group)	(7) (15)	First Lien Debt	S + 5.00%	8.70%	6/15/2029	8,303	8,228	8,303	0.57%
Redwood Services Group, LLC (Evergreen Services Group)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	6/15/2029	942	937	942	0.07%
Resideo Funding Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	8/13/2032	1,632	1,632	1,630	0.11%
Safety Infrastructure Services Intermediate LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	7/21/2028	2,498	1,020	964	0.07%
Safety Infrastructure Services Intermediate LLC	(15)	First Lien Debt	S + 5.00%	8.70%	7/21/2028	6,200	6,149	6,050	0.42%
Sagebrush Buyer, LLC (Province)	(15)	First Lien Debt	S + 4.75%	8.42%	7/1/2030	3,953	3,923	3,922	0.27%
Sagebrush Buyer, LLC (Province)	(6)	First Lien Debt	S + 4.75%	8.42%	7/1/2030	6,842	6,802	6,788	0.47%
Sagebrush Buyer, LLC (Province)	(15)	First Lien Debt	S + 4.75%	8.42%	7/1/2030	4,276	4,251	4,242	0.29%
Secretariat Advisors LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.00%	7.70%	2/28/2032	835	—	—	—%
Secretariat Advisors LLC	(6) (15)	First Lien Debt	S + 4.00%	7.70%	2/28/2032	6,863	6,833	6,863	0.47%
Sentinel Technologies, Inc	(6) (15)	First Lien Debt	S + 4.50%	8.16%	11/3/2031	6,032	6,004	6,032	0.42%
Soliant Lower Intermediate, LLC	(6) (15)	First Lien Debt	S + 3.75%	7.38%	7/18/2031	17,554	17,409	15,465	1.06%
Syndigo LLC	(6)	First Lien Debt	S + 5.00%	8.67%	9/2/2032	13,190	13,129	12,710	0.88%
Syndigo LLC	(6) (10)	Revolving Loan	S + 5.00%	8.67%	9/2/2032	1,777	418	362	0.03%
Synechron	(6) (11)	First Lien Debt	S + 3.75%	7.45%	10/3/2031	1,487	1,475	1,370	0.09%
Tau Buyer, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	5.70% (Cash) 2.50% (PIK)	2/2/2032	3,442	2,262	2,208	0.15%
Tau Buyer, LLC	(6) (7) (10)	Revolving Loan	S + 4.50%	8.20%	2/2/2032	1,720	536	516	0.04%
Tau Buyer, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	5.70% (Cash) 2.50% (PIK)	2/2/2032	9,916	9,833	9,719	0.67%
Thompson Safety LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	6/25/2032	13,628	2,064	1,981	0.14%
Thompson Safety LLC	(6) (10)	Revolving Loan	P + 4.00%	10.75%	6/25/2032	1,364	198	196	0.01%
TouchTunes Music Group, LLC (TouchTunes Interactive Network)	(6) (11) (15)	First Lien Debt	S + 4.75%	8.45%	4/2/2029	14,361	14,214	13,809	0.95%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt	S + 4.75%	8.43%	1/31/2029	7,699	7,663	7,694	0.53%
Transit Buyer, LLC (Propark Mobility)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.43%	1/31/2029	2,444	—	(1)	—%
Transit Buyer, LLC (Propark Mobility)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.43%	1/31/2029	1,131	413	417	0.03%
Transit Buyer, LLC (Propark Mobility)	(6) (15)	First Lien Debt	S + 4.75%	8.43%	1/31/2029	6,239	6,201	6,235	0.43%
Transit Buyer, LLC (Propark Mobility)	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.43%	1/31/2029	3,560	3,546	3,558	0.25%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.43%	1/31/2029	8,879	8,868	8,873	0.61%
Trilon Group, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.17%	5/25/2029	6,769	6,752	6,743	0.47%
Trilon Group, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	5/25/2029	2,961	2,942	2,949	0.20%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Trilon Group, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	5/25/2029	9,985	9,985	9,945	0.68%
TSS Buyer, LLC (Technical Safety Services)	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	6/22/2029	609	609	606	0.04%
TSS Buyer, LLC (Technical Safety Services)	(15)	First Lien Debt	S + 5.00%	8.70%	6/22/2029	1,323	1,323	1,317	0.09%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (7)	First Lien Debt	S + 5.00%	8.67%	6/1/2029	3,024	3,010	3,010	0.21%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (7)	First Lien Debt	S + 4.75%	8.42%	6/1/2029	1,120	1,115	1,115	0.08%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	6/1/2029	1,011	—	(5)	—%
Victors CCC Buyer LLC (CrossCountry Consulting)	(7) (15)	First Lien Debt	S + 4.75%	8.42%	6/1/2029	1,348	1,333	1,341	0.09%
Victors CCC Buyer LLC (CrossCountry Consulting)	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	6/1/2029	138	138	137	0.01%
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(6) (7) (15)	First Lien Debt	S + 3.75%	7.45%	7/13/2029	15,010	14,990	14,888	1.03%
Total Services: Business							423,829	418,568	28.92%

Services: Consumer
360 Holdco, Inc. (360 Training)	(15)	First Lien Debt	S + 4.75%	8.42%	8/2/2028	3,928	3,911	3,881	0.27%
360 Holdco, Inc. (360 Training)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/2/2028	3,580	437	395	0.03%
ADPD Holdings LLC (NearU)	(6) (7)	First Lien Debt	S + 1.00%	5.03% (Cash), 5.00% (PIK)	8/16/2028	5,815	5,787	5,412	0.37%
AMS Parent, LLC (All My Sons)	(15)	First Lien Debt	S + 4.75%	8.71%	10/25/2028	5,435	5,420	5,435	0.38%
Apex Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.69%	10/24/2030	5,170	583	572	0.04%
Apex Service Partners, LLC	(6) (7) (10)	Revolving Loan	S + 5.00%	8.69%	10/24/2029	1,101	498	513	0.04%
Apex Service Partners, LLC	(6) (7) (15)	First Lien Debt	S + 5.00%	8.67%	10/24/2030	12,507	12,411	12,597	0.87%
Apex Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	8.68%	10/24/2030	3,060	3,048	3,081	0.21%
Apex Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	10/24/2030	3,068	3,044	3,089	0.21%
Brightspring Health (aka Phoenix Gurantor Inc.)	(6) (11) (12)	First Lien Debt	S + 2.50%	6.17%	2/21/2031	4,519	4,512	4,526	0.31%
Canopy Service Partners, LLC	(6)	First Lien Debt	S + 4.50%	8.20%	2/28/2033	8,163	8,115	8,114	0.56%
Canopy Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	2/28/2033	6,909	484	443	0.03%
Columbia Home Services LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.00%	11/27/2031	442	(4)	(26)	—%
Columbia Home Services LLC	(6)	Subordinated Debt	N/A	10% (Cash), 2.00% (PIK)	11/27/2031	1,555	1,528	1,463	0.10%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(6)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	708	696	690	0.05%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(6)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	540	535	527	0.04%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Excel Fitness Consolidator LLC	(6) (15)	First Lien Debt	S + 4.75%	8.45%	4/29/2030	6,250	6,219	6,170	0.43%
Excel Fitness Consolidator LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	4/29/2030	1,677	(9)	(21)	—%
Legacy Service Partners, LLC	(6)	First Lien Debt	S + 4.50%	8.20%	11/10/2031	9,445	9,423	9,387	0.65%
Legacy Service Partners, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.20%	11/10/2031	8,406	8,338	8,354	0.58%
Legacy Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	11/10/2031	11,951	—	(74)	(0.01)%
Legacy Service Partners, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	11/10/2032	47	37	37	—%
Legacy Service Partners, LLC	(6)	Subordinated Debt	N/A	13.25% (PIK)	11/10/2032	56	55	55	—%
Norton Life Lock	(6) (11) (12)	First Lien Debt	S + 1.75%	5.42%	9/12/2029	358	358	355	0.02%
NS412, LLC	(6)	First Lien Debt	S + 4.50%	8.30%	11/6/2026	5,015	5,011	5,015	0.35%
Perennial Services Group, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.20%	12/23/2032	15,550	15,479	15,270	1.05%
Perennial Services Group, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	12/23/2032	11,348	5,043	4,839	0.33%
Verscend Technologies	(6) (11)	First Lien Debt	S + 3.25%	6.42%	5/1/2031	197	198	182	0.01%
Yard-Nique, Inc.	(6)	First Lien Debt	S + 4.75%	8.45%	9/29/2028	17,783	17,673	17,676	1.22%
Yard-Nique, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	9/29/2028	3,420	—	(21)	—%
Total Services: Consumer							118,830	117,936	8.14%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(15)	First Lien Debt	S + 4.75%	8.44%	7/18/2028	8,858	8,825	8,858	0.61%
Total Sovereign & Public Finance							8,825	8,858	0.61%

Telecommunications
Arise Holdings, Inc.	(6)	First Lien Debt	S + 4.50%	8.16%	12/9/2027	4,676	3,957	3,416	0.24%
Arise Holdings, Inc.	(6) (14)	First Lien Debt	S + 4.50%	8.16%	12/9/2027	2,415	153	—	—%
BCM One, Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.27%	11/17/2027	653	653	653	0.05%
BCM One, Inc.	(15)	First Lien Debt	S + 4.50%	8.27%	11/17/2027	2,061	2,061	2,061	0.14%
Greeneden U.S. Holdings II, LLC (Genesys Telecom Holdings U.S., Inc.)	(6) (11)	First Lien Debt	S + 2.50%	6.17%	1/30/2032	1,603	1,602	1,537	0.11%
Iridium Satellite LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	5.92%	9/20/2030	1,049	1,044	1,029	0.07%
Mobile Communications America, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.40%	10/16/2029	4,487	566	540	0.04%
Mobile Communications America, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.40%	10/16/2029	11,548	11,567	11,480	0.79%
Mobile Communications America, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.40%	10/16/2029	3,802	3,819	3,780	0.26%
Sapphire Telecom, Inc.	(6) (15)	First Lien Debt	S + 5.00%	8.70%	6/27/2029	16,616	16,525	16,611	1.14%
Total Telecommunications							41,947	41,107	2.84%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
Armstrong Midco, LLC (Armstrong Transport Group)	(6)	Subordinated Debt	N/A	15.00% (PIK)	6/30/2027	1,361	1,352	1,341	0.09%
Armstrong Transport Group, LLC	(6)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	6,380	6,330	6,287	0.43%
FSK Pallet Holding Corp. (Kamps Pallets)	(6)	First Lien Debt	S + 6.25%	10.07%	12/23/2026	5,446	5,428	5,378	0.37%
Kenco PPC Buyer LLC	(6) (15)	First Lien Debt	S + 4.25%	7.92%	11/15/2029	20,899	20,817	20,809	1.44%
Kenco PPC Buyer LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	11/15/2029	3,489	3,475	3,474	0.24%
Kenco PPC Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.03%	11/15/2029	4,920	(33)	(21)	—%
Total Transportation: Cargo							37,369	37,268	2.57%

Transportation: Consumer
Air Canada	(6) (11) (12)	First Lien Debt	S + 1.75%	5.42%	3/21/2031	3,984	3,995	3,959	0.27%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (15)	First Lien Debt	S + 4.75%	8.42%	2/14/2031	12,628	12,593	12,325	0.85%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/14/2031	2,051	(7)	(49)	—%
WestJet Airlines	(6) (11) (12)	First Lien Debt	S + 2.75%	6.45%	2/14/2031	2,214	2,224	2,157	0.15%
Total Transportation: Consumer							18,805	18,392	1.27%

Utilities: Electric
AWP Group Holdings, Inc.	(6) (15)	First Lien Debt	S + 4.50%	8.17%	12/23/2030	16,039	15,921	15,909	1.10%
AWP Group Holdings, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/23/2030	3,063	1,074	1,061	0.07%
AWP Group Holdings, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/23/2030	627	623	622	0.04%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7)	First Lien Debt	S + 4.75%	8.42%	8/27/2031	13,772	13,662	13,804	0.95%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7) (10)	Revolving Loan	S + 4.75%	8.42%	8/27/2031	2,567	(20)	6	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/27/2031	3,487	(14)	8	—%
Force Electrical Buyerco, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.17%	10/21/2032	6,756	6,724	6,719	0.46%
Force Electrical Buyerco, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	10/21/2032	11,516	875	813	0.06%
Industrial Air Flow Dynamics, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.70%	8/14/2030	15,754	15,684	15,477	1.07%
Industrial Air Flow Dynamics, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/14/2030	4,167	—	(73)	(0.01)%
Low Voltage Holdings Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.45%	4/28/2032	2,371	2,364	2,371	0.16%
Low Voltage Holdings Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	4/28/2032	368	—	—	—%
Low Voltage Holdings Inc.	(6) (7) (10)	Revolving Loan	S + 4.75%	8.45%	4/28/2032	311	(1)	—	—%
Pinnacle Supply Partners, LLC	(6) (10) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.01%	4/3/2030	1,571	(3)	(70)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Pinnacle Supply Partners, LLC	(15)	First Lien Debt	S + 6.25%	10.01%	4/3/2030	5,840	5,794	5,578	0.39%
Pinnacle Supply Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.01%	4/3/2030	1,889	1,883	1,804	0.12%
RMS Energy Borrower LLC	(6) (15)	First Lien Debt	S + 4.50%	8.20%	9/30/2032	16,410	16,335	16,185	1.12%
RMS Energy Borrower LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	9/30/2032	2,999	1,238	1,203	0.08%
Vistra Operations Co	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	4/30/2031	3,582	3,593	3,570	0.25%
Total Utilities: Electric							85,732	84,987	5.86%

Utilities: Water
Osmosis Buyer Limited	(6) (11) (12)	First Lien Debt	S + 2.75%	6.16%	7/30/2028	3,412	3,425	3,409	0.24%
USA Water Intermediate Holdings, LLC	(6)	First Lien Debt	S + 4.50%	8.21%	2/21/2031	4,696	4,674	4,673	0.32%
USA Water Intermediate Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	2/21/2031	5,680	—	(29)	—%
USA Water Intermediate Holdings, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.42%	2/21/2031	8,916	8,868	8,871	0.61%
USA Water Intermediate Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/21/2031	3,480	2,822	2,804	0.19%
Total Utilities: Water							19,789	19,728	1.36%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(15)	First Lien Debt	S + 5.50%	9.32%	1/19/2029	7,754	7,683	7,625	0.53%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	1/19/2029	1,124	1,115	1,105	0.07%
ISG Enterprises, LLC (Industrial Service Group)	(15)	First Lien Debt	S + 5.75%	9.42%	12/7/2028	2,398	2,374	2,317	0.16%
ISG Enterprises, LLC (Industrial Service Group)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	12/7/2028	11,855	11,781	11,456	0.79%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	12/7/2028	5,143	5,122	4,969	0.34%
Johnstone Supply, LLC	(6) (11)	First Lien Debt	S + 2.25%	5.92%	6/9/2031	1,652	1,658	1,644	0.11%
New Era Technology, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 6.25%	10.10% (PIK)	6/30/2030	5,454	5,454	5,454	0.38%
Solaray, LLC	(6) (7)	First Lien Debt	S + 2.50%	6.27% (Cash), 4.25% (PIK)	3/27/2029	6,575	5,669	5,718	0.40%
Total Wholesale							40,856	40,288	2.78%

Total Debt Investments							$2,386,073	$2,358,567	162.93%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
BPC Kodiak LLC (Turbine Engine Specialists)	(6) (8) (9) (12)	Class A-1 Units	9/1/2023	1,180,000	$1,180	$1,753	0.12%
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	12/8/2023	76,054	76	87	0.01%
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	6/21/2024	383,427	383	438	0.03%
Total Aerospace & Defense					1,639	2,278	0.16%

Automotive
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	(6) (8)	Holdings Subscription	10/31/2024	550,000	550	273	0.02%
Total Automotive					550	273	0.02%

Banking, Finance, Insurance, Real Estate
INS Co-Invest LP (Inszone)	(8) (10) (13)	Partnership Interests	11/29/2023	77,546	78	128	0.01%
R Arax Co-Invest UB, LP (Arax Investment Partners)	(8) (10) (12) (13)	Limited Partnership Interest	2/28/2024	1,042,158	1,043	2,055	0.14%
R Chapel Avenue Holdings Co-Invest UB, LP	(8) (10) (13)	Partnership Interests	12/24/2024	458,961	460	928	0.06%
Starlight Co-Invest LP (Sedgwick Claims Management Services)	(6) (8) (13)	Partnership Interests	10/22/2024	1,000,000	1,004	1,125	0.08%
Total Banking, Finance, Insurance, Real Estate					2,585	4,236	0.29%

Beverage, Food & Tobacco
Lonestar Polaris Topco, LP	(6) (8)	Class A Units	2/6/2026	807,824	808	808	0.06%
Marlin Coinvest LP (Fortune International LLC)	(8) (13)	Limited Partnership Interests	5/8/2023	200,000	200	291	0.02%
MidOcean Partners QT Co-Invest, L.P. (QualiTech)	(6) (8) (13)	Class A Units	8/20/2024	972	976	974	0.07%
SW Ingredients LLC (Spice World)	(6) (8)	Common Equity	3/31/2022	1,000	126	163	0.01%
Sugar PPC FT Investor LLC (Sugar Foods)	(8) (13)	Parent Units	9/29/2023	2,000	200	294	0.02%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(6) (8) (13)	Company Unit	10/5/2023	200	200	169	0.01%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(6) (8)	Class B Common Units	10/3/2022	464	1	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(6) (8)	Class A Preferred Units	10/3/2022	464	464	217	0.01%
Total Beverage, Food & Tobacco					2,975	2,916	0.20%

Capital Equipment
ATL GSE Holdings, LP	(6) (8)	Class A Common Units	12/16/2025	377	377	422	0.03%
EFC Holdings, LLC (EFC International)	(8)	Class A Common Units	3/1/2023	114	46	8	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
EFC Holdings, LLC (EFC International)	(8)	Class A Preferred Units	3/1/2023	114	114	145	0.01%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(6) (8)	Partner Interests	5/22/2024	1,000,000	1,010	665	0.05%
Total Capital Equipment					1,547	1,240	0.09%

Chemicals, Plastics & Rubber
Meyer Lab Aggregator LP	(8) (13)	Units	2/27/2024	977,913	985	969	0.07%
New Spartech Holdings LLC	(6) (8)	Common Units	6/6/2025	83,766	425	—	—%
Total Chemicals, Plastics & Rubber					1,410	969	0.07%

Construction & Building
GreyLion TGNL Holdings	(8) (10) (13)	Limited Partnership Interests	5/2/2025	846,770	865	1,455	0.10%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(6) (8)	Series F interests	5/26/2023	254,428	260	390	0.03%
OSP Gannett Aggregator, LP (Gannett Fleming)	(6) (8) (9) (12)	Class A Interests	12/20/2022	178,922	179	274	0.02%
RPI Investments LP (Rose Paving)	(6) (8)	Class A Units	11/27/2024	690	100	72	—%
Trench Plate Rental Co. (Trench Safety Solutions Holdings, LLC)	(6) (8)	Common Equity	3/31/2022	1,000	127	43	—%
Trench Safety Solutions Holdings, LLC	(6) (8)	Preferred units	4/3/2025	121	13	23	—%
Total Construction & Building					1,544	2,257	0.15%

Consumer Goods: Durable
LH Equity Investors, L.P.	(6) (8) (13)	Limited Partnership Interests	9/3/2025	1,443,750	1,444	2,043	0.14%
Total Consumer Goods: Durable					1,444	2,043	0.14%

Consumer Goods: Non-Durable
FBG Holdings LLC	(6) (8)	Common Units	8/8/2025	90	704	425	0.03%
Hermod Co-Invest, LP	(6) (8) (10) (13)	Common Units	10/15/2024	500,000	512	864	0.06%
RVGD Aggregator LP (Revision Skincare)	(6) (8)	Common Equity	3/31/2022	100	98	66	—%
Showtime Co-Investors LLC (WCI Holdings, LLC)	(8) (13)	Class A1 Units	2/6/2023	534,934	535	811	0.06%
Ultima Health Holdings, LLC	(6) (8)	Preferred units	9/12/2022	11	130	271	0.02%
Total Consumer Goods: Non-Durable					1,979	2,437	0.17%

Containers, Packaging & Glass
Oliver Investors, LP (Oliver Packaging)	(6) (8)	Class A Units	4/22/2025	364	18	21	—%
Oliver Investors, LP (Oliver Packaging)	(6) (8)	Class A Common Units	7/6/2022	7,816	742	106	0.01%
PG Aggregator, LLC (Pacur)	(8)	LLC Units	3/31/2022	100	109	121	0.01%
Total Containers, Packaging & Glass					869	248	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)

Healthcare & Pharmaceuticals
NYBG Holdings, LLC	(6) (8)	Class A Common Units	10/31/2025	26,886	657	769	0.05%
HMA Equity, LP (Health Management Associates)	(6) (8)	AA Equity Co-Invest	3/30/2023	372,244	416	559	0.04%
KLC Fund 1222-CI LP (Spectrum Science)	(6) (8) (13)	Partnership Interests	1/5/2024	261,350	280	193	0.01%
NP/BF Holdings, L.P.	(6) (8)	AA Equity Co-Invest	4/30/2025	1,000	1,000	922	0.06%
RCP Nats Co-Investment Fund LP	(6) (8) (13)	LP Interests	3/17/2025	779,607	782	1,336	0.09%
VSC Specialty Molding Holdings LLC	(8)	LP Interests	10/6/2025	2,312	231	225	0.02%
WE Select Fund 3, L.P.	(6) (8) (13)	Limited Partnership Interests	9/10/2025	855,000	877	1,198	0.08%
Total Healthcare & Pharmaceuticals					4,243	5,202	0.35%

High Tech Industries
GNX HBS Holdings, LLC	(6) (8)	Limited Partnership Interests	10/1/2025	172	172	166	0.01%
GrowthCurve Capital Nexus Co-Invest LP (Netchex)	(6) (8) (13)	Limited Partnership Interests	3/28/2024	538,708	574	677	0.05%
Three Rivers Co-Investment, L.P.	(6) (8) (13)	Limited Partnership Interests	11/7/2025	900,000	901	900	0.06%
Total High Tech Industries					1,647	1,743	0.12%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(6) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	548	0.04%
Total Media: Diversified & Production					655	548	0.04%

Services: Business
BayPine Monarch Co-Invest, LP	(6) (8) (13)	Limited Partnership Interests	6/3/2025	1,000,000	1,018	1,112	0.08%
Certus NDT Group Holdings, LLC	(6) (8)	Class A Units	2/11/2026	310	310	310	0.02%
Coalesce Diamond Coinvest, L.P.	(8) (10) (13)	Limited Partner Interests	5/19/2025	800,000	805	802	0.06%
COP Village Green Investment, LLC (Village Green Holding)	(6) (8)	Class A Units	9/26/2024	954,000	954	1,288	0.09%
Crimson FLS TopCo, L.P.	(6) (8)	Class A Common Units	2/18/2026	30,000	3,000	3,000	0.21%
CV Holdco, LLC (Class Valuation)	(6) (8)	Class A Common Units	3/31/2022	1,208	123	95	0.01%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Class A Common Shares	9/11/2023	3,753,613	—	—	—%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Class A Preferred Shares	9/11/2023	10,256,410	389	566	0.04%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Class B Preferred Shares	9/11/2023	3,753,613	600	573	0.04%
Geds Equity Investors, LP (Esquire Deposition Services)	(6) (8)	Class A Limited Partnership Units	7/1/2024	2,424	320	263	0.02%
Harvest Group Topco Holdings, LP	(6) (8)	Class A Common Units	3/2/2026	3,000	—	—	—%
Harvest Group Topco Holdings, LP	(6) (8)	Preferred Units	3/2/2026	3,000	3,000	3,000	0.20%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
KKEMP Blocked Co-Invest, LP	(6) (8)	Limited Partnership Interests	7/15/2025	1,000	1,029	1,127	0.08%
Kofile, Inc.	(6) (8)	Common Equity	3/31/2022	100	108	103	0.01%
KRIV Co-Invest Holdings, L.P. (Riveron)	(6) (8) (13)	Class A Units	7/17/2023	200	200	279	0.02%
Kwol Co-Invest LP (Worldwide Clinical Trials)	(6) (8)	Class A Interests	12/12/2023	7	74	133	0.01%
M&S Group Holdings,LLC	(6) (8)	Common Equity	12/23/2025	3,668	367	365	0.03%
NMS VONA Case Management Acquisition, LP	(8) (13)	Class A Interests	11/25/2025	3,724	2,000	2,755	0.19%
NMSEF II Holdings I, L.P.	(6) (8) (13)	Limited Partnership Interests	9/29/2025	855,000	858	887	0.06%
PN Topco L.P.	(6) (8)	Class A Units	7/31/2025	344,319	344	300	0.02%
Rocket Ultimate LP	(6) (8)	Class A Units	2/19/2026	3,000,000	3,000	3,000	0.20%
Safety First Topco, L.P. (Smith System)	(6) (8)	Common Units	12/13/2023	90,077	95	94	0.01%
Schill Blocker Agg, LLC	(6) (8) (13)	Limited Partnership Interests	12/12/2025	3,000,000	3,000	3,000	0.21%
SkyKnight Financial Holdings LP	(6) (8) (10) (13)	Partnership Interests	12/24/2024	409,911	410	471	0.03%
STech Investors, LP	(6) (8)	Class A Units	11/3/2025	1,162	116	120	0.01%
TL Voltron TopCo, L.P.	(8) (13)	Class A-2 Units	12/27/2024	500,000	500	715	0.05%
Uplift Investors Finch Co-Invest Fund, LP	(6) (8) (13)	Interests	3/31/2026	1,500,000	1,500	1,500	0.10%
Total Services: Business					24,120	25,858	1.80%

Services: Consumer
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	(6) (8) (10)	Partnership Interests	11/7/2023	77	77	121	0.01%
CHS Investors, LLC	(8)	Class A Units	5/27/2025	1,018	146	98	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(6) (8)	Class A Units	7/31/2023	770,000	862	995	0.07%
FS NU Investors, LP (NearU)	(6) (7) (8)	Class A Units	8/11/2022	1,419	142	61	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (8)	Class B-2 Units	1/9/2023	48	6	7	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (8)	Class B Units	1/9/2023	1,963	196	265	0.02%
Total Services: Consumer					1,429	1,547	0.11%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(6) (8) (10)	Limited Partnership Interests	6/30/2022	106,984	107	264	0.02%
Total Sovereign & Public Finance					107	264	0.02%

Telecommunications
Arise Holdings, Inc.	(6) (8)	Class A-1 Units	9/5/2025	1,029,330	—	—	—%
Total Telecommunications					—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(6) (8)	Common Units	4/3/2023	111,875	112	32	—%
Total Utilities: Electric					112	32	—%

Utilities: Water
USAW Parent LLC (USA Water)	(8)	Common Units	2/21/2024	3,540	354	507	0.04%
Total Utilities: Water					354	507	0.04%

Wholesale
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	11/20/2025	7,000	700	705	0.05%
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	12/5/2025	851	85	86	0.01%
New Era Technology, LLC	(6) (7) (8)	Preferred Equity	8/21/2025	4,915	4,112	1,971	0.14%
New Era Technology, LLC	(6) (7) (8)	Common Equity	8/21/2025	4,915	—	—	—%
Solaray, LLC	(6) (8)	Series A Common Stock	3/27/2026	155	—	—	—%
Solaray, LLC	(6) (8)	Series A Preferred Stock	3/27/2026	16	—	—	—%
Solaray, LLC	(6) (8)	Series A-1 Preferred Stock	3/27/2026	3	—	—	—%
Solaray, LLC	(6) (8)	Series B-1 Preferred Stock	3/27/2026	9	53	53	—%
Total Wholesale					4,950	2,815	0.20%

Total Equity Investments					$54,159	$57,413	3.99%

Total Investments					$2,440,232	$2,415,980	166.92%

Portfolio Company (1)	Interest Rate	Shares	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Class	3.55%	76,452,372	$76,452	$76,452	5.28%
First American Government Obligations Fund - Class Z	3.55%	552,101	552	552	0.04%
Total Cash Equivalents			$77,004	$77,004	5.32%

Total Investments and Cash Equivalents			$2,517,236	$2,492,984	172.24%

____________________
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2026. As of March 31, 2026, effective rates for 1M S, 3M S, 6M S and 12M S are 3.66%, 3.68%, 3.70% and 3.73%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” and Note 4 “Fair Value Measurements” for more information.
(5)Percentage is based on net assets of $1,447,407 as of March 31, 2026.
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
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of March 31, 2026, the Fund held ninety-three restricted securities with an aggregate fair value of $57,413, or 3.99% of the Fund’s net assets.
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
(12)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of March 31, 2026, total non-qualifying assets at fair value represented 7.40% of the Fund's total assets calculated in accordance with the 1940 Act.
(13)Investments measured at net asset value (“NAV”). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(14)Loan was on non-accrual status as of March 31, 2026.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Arax MidCo, LLC	(6) (10) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.96%	4/11/2029	3,492	(15)	(31)	—%
Arax MidCo, LLC	(6) (12) (15)	First Lien Debt	S + 5.00%	8.96%	4/11/2029	3,014	2,992	2,987	0.22%
Ascend Partner Services LLC	(6) (15)	First Lien Debt	S + 4.50%	8.54%	8/11/2031	7,284	7,243	7,215	0.52%
Ascend Partner Services LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	8/11/2031	12,588	12,157	12,089	0.87%
Asurion, LLC (fka Asurion Corporation)	(6) (11)	First Lien Debt	S + 4.25%	7.97%	9/19/2030	2,986	2,942	2,988	0.22%
Big Apple Advisory, LLC	(6) (10)	Revolving Loan	S + 4.50%	8.24%	11/18/2031	1,740	(15)	5	—%
Big Apple Advisory, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	11/18/2031	4,305	964	994	0.07%
Big Apple Advisory, LLC	(6)	First Lien Debt	S + 4.50%	8.24%	11/18/2031	8,888	8,810	8,914	0.64%
Bishop Street Underwriters LLC	(15)	First Lien Debt	S + 5.50%	9.22%	7/31/2031	8,073	8,034	8,040	0.58%
Bishop Street Underwriters LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.50%	9.22%	7/31/2031	5,395	5,395	5,373	0.39%
Broadstreet Partners, Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.47%	6/13/2031	3,952	3,963	3,970	0.29%
Chicago US Midco III, LP	(6) (7) (10) (12)	First Lien Debt (Delayed Draw)	S + 2.50%	6.22%	11/1/2032	1,293	—	(2)	—%
Chicago US Midco III, LP	(6) (7) (12)	First Lien Debt	S + 2.50%	6.22%	11/1/2032	8,707	8,685	8,692	0.63%
Cohen Advisory, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/31/2031	4,263	172	190	0.01%
Cohen Advisory, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.17%	12/31/2031	7,600	7,540	7,600	0.55%
Cohnreznick Advisory LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 3.50%	7.17%	3/31/2032	2,532	(8)	10	—%
Cohnreznick Advisory LLC	(6) (15)	First Lien Debt	S + 3.50%	7.17%	3/31/2032	15,891	15,842	15,952	1.15%
Knight AcquireCo, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.37%	11/8/2032	10,316	10,291	10,296	0.74%
Knight AcquireCo, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	11/8/2032	3,439	—	(7)	—%
Patriot Growth Insurance Services, LLC	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	10/16/2028	7,809	7,768	7,710	0.56%
Ryan Specialty Group, LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	5.72%	9/15/2031	4,401	4,418	4,414	0.32%
Sedgwick Claims Management Services, Inc.	(6) (11)	First Lien Debt	S + 2.50%	6.22%	7/31/2031	2,222	2,219	2,231	0.16%
Smith & Howard Advisory LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.59%	11/26/2030	2,071	1,968	1,934	0.14%
Smith & Howard Advisory LLC	(15)	First Lien Debt	S + 4.75%	8.59%	11/26/2030	2,557	2,533	2,510	0.18%
Trucordia (PCF Insurance Services of the West)	(6) (11)	First Lien Debt	S + 3.25%	6.97%	6/17/2032	1,027	1,025	1,022	0.07%
Truist Insurance Holdings LLC	(6) (11)	First Lien Debt	S + 2.75%	6.42%	5/6/2031	2,019	2,022	2,025	0.15%
Vensure Employer Services, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.67%	9/27/2031	15,600	15,496	15,600	1.12%
Vensure Employer Services, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	9/27/2031	250	(1)	—	—%
Total Banking, Finance, Insurance, Real Estate							136,476	136,658	9.87%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6) (15)	First Lien Debt	S + 5.00%	8.72%	9/10/2030	14,256	14,115	14,006	1.01%
AmerCareRoyal, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	9/10/2030	3,307	—	(58)	—%
AmerCareRoyal, LLC	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	9/10/2030	2,270	2,261	2,230	0.16%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(7) (11) (15)	Subordinated Debt	S + 7.25%	11.08%	6/8/2029	2,544	2,501	2,516	0.18%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (11)	First Lien Debt	S + 4.00%	7.83%	6/9/2028	4,838	4,754	4,826	0.35%
Commercial Bakeries Corp.	(6) (12)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	8,750	8,737	8,703	0.63%
Commercial Bakeries Corp.	(6) (12)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	3,730	3,707	3,710	0.27%
Commercial Bakeries Corp.	(12) (15)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	9,096	8,991	9,047	0.65%
Commercial Bakeries Corp.	(6) (12) (15)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	1,771	1,761	1,762	0.13%
FoodScience, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.62%	11/14/2031	5,574	1,825	1,803	0.13%
FoodScience, LLC	(6)	First Lien Debt	S + 4.75%	8.62%	11/14/2031	5,186	5,141	5,154	0.37%
Fortune International, LLC	(15)	First Lien Debt	S + 5.00%	8.77%	7/17/2027	6,731	6,727	6,557	0.47%
Froneri International Limited	(6) (11) (12)	First Lien Debt	S + 2.50%	6.37%	9/30/2032	1,808	1,804	1,811	0.13%
IF&P Holding Company, LLC (Fresh Edge)	(6)	Subordinated Debt	S + 4.50%	8.50% (Cash) 5.13% (PIK)	4/3/2029	3,291	3,247	3,172	0.23%
Naturpak PPC Buyer LLC	(6) (15)	First Lien Debt	S + 4.50%	8.19%	12/22/2032	9,108	9,063	9,063	0.65%
Naturpak PPC Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	12/22/2032	2,070	—	(10)	—%
Palmetto Acquisitionco, Inc. (Tech24)	(15)	First Lien Debt	S + 5.75%	9.42%	9/18/2029	3,281	3,242	3,142	0.23%
Palmetto Acquisitionco, Inc. (Tech24)	(15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	9/18/2029	924	898	885	0.06%
Refresh Buyer, LLC (Sunny Sky Products)	(15)	First Lien Debt	S + 4.75%	8.35%	12/23/2028	5,055	5,022	4,956	0.36%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.35%	12/23/2028	1,280	1,274	1,255	0.09%
Refresco (Pegasus Bidco BV)	(6) (11) (12)	First Lien Debt	S + 2.75%	6.60%	7/12/2029	2,728	2,736	2,741	0.20%
Sugar PPC Buyer LLC (Sugar Foods)	(7) (15)	First Lien Debt	S + 4.75%	8.42%	10/2/2031	6,977	6,903	6,977	0.50%
Sugar PPC Buyer LLC (Sugar Foods)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/2/2031	4,341	1,280	1,298	0.09%
Sugar PPC Buyer LLC (Sugar Foods)	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/2/2031	2,387	2,378	2,387	0.17%
Watermill Express, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	1,900	(6)	—	—%
Watermill Express, LLC	(7) (15)	First Lien Debt	S +		4/30/2031	2,769	2,743	2,769	0.20%
Watermill Express, LLC	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	120	120	120	0.01%
Watermill Express, LLC	(7) (15)	First Lien Debt	S + 4.75%	8.60%	4/30/2031	1,241	1,241	1,241	0.09%
Total Beverage, Food & Tobacco							102,465	102,063	7.36%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Capital Equipment
Clean Solutions Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.22%	9/9/2030	8,538	8,468	8,427	0.61%
Engineered Fastener Company, LLC (EFC International)	(6)	Subordinated Debt	N/A	11.00% (Cash) 2.50%(PIK)	5/1/2028	2,579	2,539	2,538	0.18%
FirstCall Mechanical Group, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.42%	6/27/2031	9,850	9,772	9,786	0.70%
FirstCall Mechanical Group, LLC	(6) (10) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	6/27/2031	19,844	15,396	15,315	1.10%
Hayward Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 2.50%	6.33%	5/30/2028	4,167	4,173	4,196	0.30%
Hyperion Materials & Technologies, Inc.	(15)	First Lien Debt	S + 4.50%	8.44%	8/30/2028	2,298	2,298	2,201	0.16%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6) (15)	First Lien Debt	S + 5.50%	9.17%	4/9/2030	10,788	10,645	10,563	0.76%
Johnson Controls Inc (aka Power Solutions)	(6) (11)	First Lien Debt	S + 2.75%	6.47%	1/28/2032	499	498	502	0.04%
Johnson Controls Inc (aka Power Solutions)	(6) (11)	First Lien Debt	S + 2.50%	6.22%	5/6/2030	988	988	990	0.07%
Johnstone Supply	(6) (11)	First Lien Debt	S + 2.50%	6.23%	6/9/2031	1,457	1,461	1,466	0.11%
Madison Safety & Flow LLC	(6) (11)	First Lien Debt	S + 2.50%	6.23%	9/26/2031	446	446	450	0.03%
Motion & Control Enterprises LLC	(6) (15)	First Lien Debt	S + 6.00%	9.77%	6/1/2028	1,564	1,554	1,552	0.11%
Motion & Control Enterprises LLC	(6)	First Lien Debt	S + 6.00%	9.77%	6/1/2028	1,670	1,661	1,658	0.12%
Motion & Control Enterprises LLC	(15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.77%	6/1/2028	4,306	4,305	4,273	0.31%
Motion & Control Enterprises LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.77%	6/1/2028	12,112	12,112	12,020	0.87%
Ovation Holdings, Inc	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.84%	2/4/2030	6,928	6,498	6,550	0.47%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	8.84%	2/4/2030	830	823	829	0.06%
Ovation Holdings, Inc	(6) (15)	First Lien Debt	S + 5.00%	8.84%	2/4/2030	13,366	13,327	13,354	0.96%
Ovation Holdings, Inc	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.84%	2/4/2030	3,068	3,062	3,065	0.22%
PT Intermediate Holdings III, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 3.25%	6.92% (Cash) 1.75% (PIK)	4/9/2030	166	—	2	—%
PT Intermediate Holdings III, LLC	(6) (7) (15)	First Lien Debt	S + 3.25%	6.92% (Cash) 1.75% (PIK)	4/9/2030	3,730	3,741	3,767	0.27%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (15)	First Lien Debt	S + 5.25%	9.16%	4/4/2029	10,899	10,821	10,760	0.78%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.16%	4/4/2029	2,310	2,298	2,281	0.16%
SkyMark Refuelers, LLC	(6)	First Lien Debt	S + 4.50%	8.21%	12/16/2032	16,330	16,250	16,251	1.17%
SkyMark Refuelers, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	12/16/2032	5,484	3,698	3,671	0.26%
SkyMark Refuelers, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	12/16/2032	8,186	—	(40)	—%
Southern Air & Heat Holdings, LLC	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	10/1/2027	1,354	1,346	1,354	0.10%
Southern Air & Heat Holdings, LLC	(15)	First Lien Debt	S + 4.75%	8.57%	10/1/2027	1,298	1,290	1,298	0.09%
Thermostat Purchaser III, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	8/31/2028	9,375	(22)	—	—%
Thermostat Purchaser III, Inc.	(6) (7) (15)	First Lien Debt	S + 4.25%	7.92%	8/31/2028	6,504	6,503	6,504	0.47%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
USA Industries Holdings LLC	(6)	First Lien Debt	S + 4.25%	7.99%	12/10/2032	6,073	6,043	6,044	0.44%
USA Industries Holdings LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.99%	12/10/2032	3,470	—	(17)	—%
Vessco Midco Holdings, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.42%	7/24/2031	13,706	13,587	13,586	0.98%
Vessco Midco Holdings, LLC	(6) (7) (10)	Revolving Loan	S + 4.50%	8.42%	7/24/2031	1,726	(14)	(15)	—%
Vessco Midco Holdings, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.42%	7/24/2031	4,569	3,758	3,737	0.27%
Total Capital Equipment							169,325	168,918	12.17%

Chemicals, Plastics, & Rubber
Akzo Nobel Speciality (aka Starfruit US Holdco LLC)	(6) (11) (12)	First Lien Debt	S + 3.25%	7.04%	4/3/2028	3,696	3,710	3,703	0.27%
Chroma Color Corporation	(6) (15)	First Lien Debt	S + 4.25%	8.09%	4/23/2029	6,319	6,272	6,236	0.45%
Chroma Color Corporation	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	8.09%	4/23/2029	1,395	1,387	1,377	0.10%
Ineos Composites (Fortis 333 Inc)	(6) (11)	First Lien Debt	S + 3.50%	7.17%	3/27/2032	643	641	638	0.05%
New Spartech Holdings LLC	(6) (7)	First Lien Debt	S + 1.00%	4.74% (Cash) 4.25% (PIK)	9/30/2030	642	642	629	0.05%
New Spartech Holdings LLC	(6)	First Lien Debt	S + 7.00%	10.74%	3/31/2030	383	376	383	0.03%
Solstice Advanced Materials Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.59%	10/29/2032	1,100	1,099	1,107	0.08%
Tangent Technologies Acquisition, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.77%	11/30/2027	12,217	12,174	12,164	0.88%
Univar Solutions USA Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.47%	8/1/2030	1,868	1,876	1,874	0.14%
USALCO	(6) (10) (11)	First Lien Debt (Delayed Draw)	S + 3.50%	7.22%	9/30/2031	61	—	—	—%
USALCO	(6) (11)	First Lien Debt	S + 3.50%	7.22%	9/30/2031	589	586	592	0.04%
WCI-Momentum Bidco, LLC	(6)	First Lien Debt	S + 4.75%	8.42%	12/31/2032	3,493	3,476	3,476	0.25%
WCI-Momentum Bidco, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/31/2032	699	—	(3)	—%
Total Chemicals, Plastics, & Rubber							32,239	32,176	2.34%

Construction & Building
APi Group DE Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.47%	1/3/2029	1,672	1,672	1,681	0.12%
Centuri Group, Inc.	(6) (11)	First Lien Debt	S + 2.00%	5.67%	7/9/2032	1,078	1,078	1,083	0.08%
Cobalt Service Partners, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	10/13/2031	7,287	7,223	7,223	0.52%
Cobalt Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/13/2031	12,641	6,118	6,061	0.44%
Gannett Fleming, Inc.	(6) (7)	First Lien Debt	S + 4.75%	8.69%	8/5/2030	17,646	17,429	17,528	1.26%
Gannett Fleming, Inc.	(6) (7) (10)	Revolving Loan	S + 4.75%	8.69%	8/5/2030	2,131	(25)	(14)	—%
Gulfside Supply	(6) (11)	First Lien Debt	S + 3.00%	6.67%	6/17/2031	695	693	686	0.05%
Heartland Paving Partners, LLC	(6) (15)	First Lien Debt	S + 5.00%	8.67%	8/9/2030	8,464	8,394	8,239	0.59%
Heartland Paving Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/9/2030	5,689	5,056	4,917	0.35%
Heartland Paving Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/9/2030	5,680	5,668	5,529	0.40%
Hyphen Solutions, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.22%	8/6/2032	18,556	18,534	18,576	1.34%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Hyphen Solutions, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	8/6/2032	1,444	—	2	—%
ICE USA Infrastructure, Inc.	(6) (15)	First Lien Debt	S + 5.75%	9.47%	3/15/2030	8,961	8,881	8,666	0.62%
ICE USA Infrastructure, Inc.	(15)	First Lien Debt	S + 5.75%	9.47%	3/15/2030	1,602	1,562	1,549	0.11%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.94%	12/15/2027	1,334	1,334	1,334	0.10%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(7) (15)	First Lien Debt	S + 5.00%	8.94%	12/15/2027	2,526	2,526	2,526	0.18%
MEI Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.97%	6/29/2029	1,853	461	462	0.03%
MEI Buyer LLC	(6) (15)	First Lien Debt	S + 4.25%	7.97%	6/29/2029	10,144	10,103	10,145	0.73%
MEI Buyer LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	7.97%	6/29/2029	1,622	1,622	1,622	0.12%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	5.97%	2/10/2032	1,066	1,063	1,070	0.08%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	5.97%	3/19/2029	1,466	1,467	1,473	0.11%
Rose Paving, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	146	(1)	(5)	—%
Rose Paving, LLC	(6)	Subordinated Debt	N/A	12.00%	5/7/2030	2,253	2,232	2,183	0.16%
SCIC Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S +	8.42%	3/28/2031	2,745	416	477	0.03%
SCIC Buyer, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.42%	3/28/2031	12,994	12,876	13,254	0.95%
Thyssenkrupp Elevator (Vertical US Newco Inc)	(6) (11) (12)	First Lien Debt	S + 3.00%	6.95%	4/30/2030	3,931	3,952	3,959	0.29%
Vertex Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 6.00%	9.67%	11/8/2030	8,957	1,727	1,453	0.10%
Vertex Service Partners, LLC	(6) (15)	First Lien Debt	S + 6.00%	9.67%	11/8/2030	3,183	3,159	3,172	0.23%
Vertex Service Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.67%	11/8/2030	5,740	5,714	5,719	0.41%
WSB Engineering Holdings Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	8/31/2029	8,087	1,975	1,929	0.14%
WSB Engineering Holdings Inc.	(15)	First Lien Debt	S + 4.50%	8.32%	8/31/2029	4,131	4,089	4,093	0.29%
WSB Engineering Holdings Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	8/31/2029	2,676	2,652	2,652	0.19%
Total Construction & Building							139,650	139,244	10.02%

Consumer Goods: Durable
Callaway Golf Company	(6) (11) (12)	First Lien Debt	S + 3.00%	6.72%	3/15/2030	1,388	1,389	1,394	0.10%
DRS Holdings III, Inc.	(7) (15)	First Lien Debt	S + 5.25%	8.97%	11/1/2028	2,519	2,519	2,509	0.18%
MITER Brands (MIWD Holdco II LLC)	(6) (11)	First Lien Debt	S + 3.00%	6.67%	3/28/2031	3,448	3,465	3,455	0.25%
Momentum Textiles, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,117	5,039	5,059	0.36%
NMC Skincare Intermediate Holdings II, LLC	(6) (7)	First Lien Debt	S + 5.00%	9.28% (Cash), 1.50% (PIK)	10/31/2028	6,264	6,264	5,638	0.41%
Recess Holdings, Inc.	(6) (11)	First Lien Debt	S + 3.75%	7.62%	2/20/2030	11,940	11,882	12,031	0.87%
XpressMyself.com LLC (SmartSign)	(15)	First Lien Debt	S + 5.50%	9.34%	9/7/2028	1,983	1,974	1,983	0.14%
XpressMyself.com LLC (SmartSign)	(15)	First Lien Debt	S + 5.75%	9.59%	9/7/2028	1,500	1,484	1,500	0.11%
Total Consumer Goods: Durable							34,016	33,569	2.42%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Consumer Goods: Non-Durable
Bradford Soap International, Inc.	(6)	First Lien Debt	S + 4.75%	8.47%	8/28/2031	7,541	7,504	7,503	0.54%
Bradford Soap International, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/28/2031	2,514	—	(13)	—%
FoodServices Brand Group, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	4,273	4,173	4,174	0.30%
Image International Intermediate Holdco II, LLC	(6) (7)	First Lien Debt	S + 5.50%	9.95% (Cash) 0.50% (PIK)	9/10/2026	7,535	7,465	6,856	0.49%
Image International Intermediate Holdco II, LLC	(6) (7)	First Lien Debt	S + 5.50%	9.95% (Cash) 0.50% (PIK)	9/10/2026	10,709	10,662	9,743	0.70%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6) (15)	First Lien Debt	S + 5.25%	9.19%	6/30/2028	4,948	4,938	4,936	0.36%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.19%	6/30/2028	1,923	1,920	1,919	0.14%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.99%	1/8/2030	4,394	912	940	0.07%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (15)	First Lien Debt	S + 5.00%	8.99%	1/8/2030	11,873	11,914	11,925	0.86%
MPG Parent Holdings, LLC (Market Performance Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.99%	1/8/2030	2,878	2,894	2,890	0.21%
Perrigo Investments	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	4/20/2029	1,402	1,402	1,411	0.10%
Revision Buyer LLC (Revision Skincare)	(6)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,382	10,276	10,219	0.74%
Total Consumer Goods: Non-Durable							64,060	62,503	4.51%

Containers, Packaging & Glass
Belron Finance US LLC	(6) (11) (12)	First Lien Debt	S + 2.50%	6.12%	10/16/2031	1,308	1,305	1,316	0.09%
Novolex (Clydesdale Acquisition Holdings Inc)	(6) (11)	First Lien Debt	S + 3.18%	6.89%	4/13/2029	1,656	1,664	1,659	0.12%
Oliver Packaging, LLC	(6)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	1,473	1,461	1,318	0.09%
Oliver Packaging, LLC	(6)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	277	273	258	0.02%
Online Labels Group, LLC	(15)	First Lien Debt	S + 4.75%	8.42%	12/19/2029	3,116	3,109	3,116	0.22%
Online Labels Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/19/2029	541	268	270	0.02%
Online Labels Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/19/2029	227	(1)	—	—%
Performance Packaging Buyer, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.34%	4/15/2031	6,167	6,110	6,109	0.44%
ProAmpac PG Borrower LLC	(7) (11) (15)	First Lien Debt	S + 4.00%	7.89%	9/15/2028	3,920	3,920	3,933	0.28%
Total Containers, Packaging & Glass							18,109	17,979	1.28%

Energy: Electricity
Environ Energy, LLC	(6)	First Lien Debt	S + 5.25%	9.07%	10/1/2031	11,408	11,324	11,332	0.82%
Environ Energy, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	10/1/2031	6,711	(48)	(45)	—%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (12) (15)	First Lien Debt	S + 5.00%	8.72%	6/25/2030	19,560	19,401	19,615	1.41%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Matador US Buyer, LLC (Insulation Technology Group)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	6/25/2030	5,175	5,175	5,190	0.37%
Tinicum Voltage Acquisition Corp.	(6) (15)	First Lien Debt	S + 4.75%	9.04%	12/15/2028	6,746	6,614	6,700	0.48%
Total Energy: Electricity							42,466	42,792	3.08%

Energy: Oil & Gas
Allredi, LLC (Abrasive Products and Equipment)	(6)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	1,045	1,045	899	0.06%
Allredi, LLC (Abrasive Products and Equipment)	(6)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	13,459	13,340	11,586	0.83%
Total Energy: Oil & Gas							14,385	12,485	0.89%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (15)	First Lien Debt	S + 5.00%	8.67%	3/27/2030	8,602	8,535	8,535	0.61%
CLS Management Services, LLC (Contract Land Staff)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	3/27/2030	3,458	3,448	3,431	0.25%
CLS Management Services, LLC (Contract Land Staff)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	3/27/2030	4,415	3,965	3,939	0.28%
Covanta Energy Corp	(6) (11)	First Lien Debt	S + 2.25%	5.98%	11/30/2028	548	547	550	0.04%
Covanta Energy Corp	(6) (11)	First Lien Debt	S + 2.25%	5.98%	1/15/2031	1,665	1,661	1,669	0.12%
Impact Parent Corporation (Impact Environmental Group)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	282	197	197	0.01%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	3,128	3,131	3,114	0.22%
Impact Parent Corporation (Impact Environmental Group)	(6) (15)	First Lien Debt	S + 5.25%	9.02%	3/23/2029	10,252	10,263	10,208	0.74%
Impact Parent Corporation (Impact Environmental Group)	(15)	First Lien Debt	S + 5.25%	9.02%	3/23/2029	2,034	2,008	2,025	0.15%
Impact Parent Corporation (Impact Environmental Group)	(15)	First Lien Debt	S + 5.25%	9.02%	3/23/2029	417	412	415	0.03%
Impact Parent Corporation (Impact Environmental Group)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	1,996	1,994	1,987	0.14%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	1,691	1,686	1,684	0.12%
LTR Intermediate Holdings, Inc.	(6) (15)	First Lien Debt	S + 3.75%	7.48%	12/17/2032	9,375	9,328	9,329	0.67%
NFM & J, L.P. (The Facilities Group)	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.69%	11/30/2027	171	170	169	0.01%
NFM & J, L.P. (The Facilities Group)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.69%	11/30/2027	1,941	1,933	1,915	0.14%
NFM & J, L.P. (The Facilities Group)	(7) (15)	First Lien Debt	S + 5.75%	9.69%	11/30/2027	2,724	2,713	2,688	0.19%
NFM & J, L.P. (The Facilities Group)	(6) (7) (15)	First Lien Debt	S + 5.75%	9.69%	11/30/2027	1,909	1,901	1,883	0.14%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.19%	8/31/2028	3,683	3,659	3,629	0.26%
Orion Group FM Holdings, LLC (Leo Facilities)	(15)	First Lien Debt	S + 4.75%	8.42%	7/3/2029	2,317	2,305	2,319	0.17%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Orion Group FM Holdings, LLC (Leo Facilities)	(15)	First Lien Debt	S + 4.75%	8.42%	7/3/2029	3,351	3,328	3,354	0.24%
Orion Group FM Holdings, LLC (Leo Facilities)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	7/3/2029	19,812	2,229	2,245	0.16%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	7/3/2029	2,543	2,539	2,545	0.18%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	5.98%	1/15/2031	117	117	117	0.01%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	5.98%	1/15/2031	718	717	720	0.05%
SI Solutions, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.42%	8/15/2030	4,597	4,577	4,580	0.33%
SI Solutions, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.42%	8/15/2030	10,389	10,305	10,351	0.75%
SI Solutions, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/15/2030	4,946	975	967	0.07%
Total Environmental Industries							84,643	84,565	6.08%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(6)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	5,882	5,864	5,838	0.42%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (15)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	13,714	13,598	13,613	0.98%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.97%	7/2/2031	2,510	895	881	0.06%
AB Centers Acquisition Corporation (Action Behavior Centers)	(15)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	3,362	3,349	3,337	0.24%
ACP Maverick Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	3/18/2031	3,629	2,930	2,929	0.21%
ACP Maverick Holdings, Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	3/18/2031	16,241	16,092	16,170	1.16%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.17%	5/1/2030	1,058	1,058	1,058	0.08%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(7) (15)	First Lien Debt	S + 5.50%	9.17%	5/1/2030	4,188	4,189	4,188	0.30%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.50%	9.17%	5/1/2030	3,943	(9)	—	—%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7)	First Lien Debt	S + 5.50%	9.17%	5/1/2030	548	543	548	0.04%
ARC Health OPCO, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	1,667	(24)	(49)	—%
ARC Health OPCO, LLC	(6)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	3,371	3,273	3,273	0.24%
Beantown Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	3/18/2031	4,818	—	(21)	—%
Bluebird PM Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/3/2032	1,019	(2)	9	—%
Bluebird PM Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.42%	2/3/2032	7,418	7,352	7,485	0.54%
Bridges Consumer Healthcare Intermediate LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	12/22/2031	4,262	(19)	(63)	—%
Bridges Consumer Healthcare Intermediate LLC	(6) (15)	First Lien Debt	S + 5.25%	8.92%	12/22/2031	5,087	5,041	5,012	0.36%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Bridges Consumer Healthcare Intermediate LLC	(10) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	12/22/2031	2,425	1,926	1,901	0.14%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	8/7/2031	798	(2)	(7)	—%
Coding Solutions Acquisition, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.72%	8/7/2031	609	603	604	0.04%
Coding Solutions Acquisition, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.72%	8/7/2031	11,940	11,878	11,837	0.85%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	Revolving Loan	S + 5.00%	8.72%	8/7/2031	1,101	(9)	(9)	—%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	8/7/2031	460	(1)	(4)	—%
Eyesouth Eye Care Holdco LLC	(6) (15)	First Lien Debt	S + 5.50%	9.32%	10/5/2029	10,529	10,371	10,369	0.75%
Eyesouth Eye Care Holdco LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	10/5/2029	3,397	3,355	3,345	0.24%
Genmab A/S	(6) (11) (12)	First Lien Debt	S + 3.00%	6.73%	12/12/2032	1,842	1,833	1,853	0.13%
Health Management Associates, Inc.	(6) (15)	First Lien Debt	S + 6.25%	10.34%	3/30/2029	8,733	8,680	8,680	0.63%
Health Management Associates, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 6.25%	10.34%	3/30/2029	1,095	1,086	1,089	0.08%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt	S + 4.75%	8.42%	10/16/2030	10,066	10,016	10,023	0.72%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/16/2030	1,224	1,221	1,219	0.09%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt	S + 4.75%	8.42%	10/16/2030	1,270	1,264	1,264	0.09%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (15)	First Lien Debt	S + 4.75%	8.42%	10/16/2030	5,436	5,413	5,413	0.39%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (15)	First Lien Debt	S + 4.75%	8.42%	10/16/2030	11,928	11,869	11,877	0.86%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	1,130	1,125	1,125	0.08%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,412	5,412	5,387	0.39%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,649	5,649	5,623	0.41%
HMN Acquirer Corp.	(15)	First Lien Debt	S + 4.50%	8.17%	11/5/2031	5,773	5,723	5,722	0.41%
HMN Acquirer Corp.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/5/2031	2,144	(5)	(19)	—%
Impact Advisors, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	3/19/2032	7,143	(32)	—	—%
Impact Advisors, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.17%	3/19/2032	12,761	12,641	12,761	0.92%
Jazz Pharmaceuticals (AKA FINANCING LUX SARL)	(6) (11) (12)	First Lien Debt	S + 2.25%	5.97%	5/5/2028	2,720	2,731	2,735	0.20%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	2/13/2032	1,849	1,839	1,837	0.13%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(15)	First Lien Debt	S + 4.50%	8.34%	2/13/2032	5,341	5,297	5,307	0.38%
Lavie Group, Inc.	(15)	First Lien Debt	S + 5.00%	8.90%	10/12/2029	6,404	6,343	6,348	0.46%
Lavie Group, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	10/12/2029	1,888	(6)	(16)	—%
Lavie Group, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	10/10/2029	650	404	400	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Lavie Group, Inc.	(7) (15)	First Lien Debt	S + 5.00%	8.90%	10/12/2029	2,423	2,401	2,402	0.17%
Medline (AKA Mozart Borrower LP)	(6) (11)	First Lien Debt	S + 1.75%	5.47%	10/23/2028	12	12	12	—%
Medline (AKA Mozart Borrower LP)	(6) (11)	First Lien Debt	S + 1.75%	5.47%	10/23/2030	2,723	2,726	2,736	0.20%
New You Bariatric Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.24%	10/31/2028	199	120	120	0.01%
New You Bariatric Group, LLC	(6)	First Lien Debt	S + 5.25%	9.24% (PIK)	10/31/2028	1,939	1,939	1,939	0.14%
Organon & Co	(6) (11) (12)	First Lien Debt	S + 2.25%	5.97%	5/19/2031	1,418	1,416	1,370	0.10%
Performance Health Holdings, Inc	(6) (15)	First Lien Debt	S + 3.75%	7.62%	3/19/2032	14,925	14,782	14,788	1.07%
Promptcare Infusion Buyer, Inc.	(7) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.95%	9/1/2027	314	314	314	0.02%
Promptcare Infusion Buyer, Inc.	(7) (15)	First Lien Debt	S + 6.00%	9.95%	9/1/2027	2,018	2,018	2,018	0.15%
Southern Veterinary Partners, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.37%	12/4/2031	5,054	5,053	5,054	0.36%
TBRS, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.44%	11/22/2031	949	(4)	(19)	—%
TBRS, Inc.	(6) (7) (10)	Revolving Loan	S + 4.75%	8.44%	11/22/2030	1,243	(10)	(25)	—%
TBRS, Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.44%	11/22/2031	8,087	8,022	7,924	0.57%
Tidi Legacy Products, Inc.	(6) (7) (15)	First Lien Debt	S + 4.50%	8.22%	12/19/2029	15,578	15,574	15,578	1.12%
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	12/19/2029	4,173	4,181	4,173	0.30%
VMG Holdings LLC (VMG Health)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	4/16/2030	569	—	(4)	—%
VMG Holdings LLC (VMG Health)	(6)	First Lien Debt	S + 5.00%	8.69%	4/16/2030	1,137	1,132	1,128	0.08%
VMG Holdings LLC (VMG Health)	(6) (15)	First Lien Debt	S + 5.00%	8.67%	4/16/2030	19,750	19,593	19,595	1.41%
VSC Specialty Molding Acquisition LLC	(6)	First Lien Debt	S + 4.50%	8.43%	10/6/2031	5,319	5,293	5,297	0.38%
VSC Specialty Molding Acquisition LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.43%	10/6/2031	3,230	—	(14)	—%
Wellspring Pharmaceutical Corporation	(6) (15)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	6,398	6,369	6,398	0.46%
Wellspring Pharmaceutical Corporation	(6) (15)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	3,719	3,692	3,719	0.27%
Wellspring Pharmaceutical Corporation	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/22/2028	1,847	1,840	1,847	0.13%
YI, LLC (Young Innovations)	(6) (7) (15)	First Lien Debt	S + 5.75%	9.49%	12/3/2029	15,688	15,573	15,384	1.11%
Total Healthcare & Pharmaceuticals							292,790	292,606	21.10%

High Tech Industries
Ahead DB Holdings, LLC (Ahead Data Blue LLC)	(6) (11) (15)	First Lien Debt	S + 2.50%	6.17%	2/1/2031	9,885	9,847	9,887	0.71%
BMC Software, Inc.	(6) (11)	First Lien Debt	S + 3.00%	6.82%	7/30/2031	4,963	4,953	4,955	0.36%
CLEARWATER ANALYTICS LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	6.21%	4/21/2032	1,496	1,496	1,499	0.11%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7)	First Lien Debt	S + 5.00%	8.82%	8/2/2030	2,553	2,543	2,514	0.18%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7) (15)	First Lien Debt	S + 5.00%	8.82%	8/2/2030	14,894	14,835	14,664	1.06%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	8/2/2030	2,553	(9)	(39)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment		Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Dragon Buyer, Inc. (NCR Voyix)	(6) (11)	First Lien Debt		S + 2.75%	6.42%	9/30/2031	6,930	6,901	6,944	0.50%
Eliassen Group, LLC	(6) (7)	First Lien Debt (Delayed Draw)		S + 5.75%	9.42%	4/14/2028	227	227	223	0.02%
Eliassen Group, LLC	(6) (7)	First Lien Debt		S + 5.75%	9.42%	4/14/2028	3,153	3,153	3,100	0.22%
Emburse, Inc.	(7) (15)	First Lien Debt		S + 4.25%	7.92%	5/28/2032	2,964	2,956	3,007	0.22%
Emburse, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)		S + 4.25%	7.92%	5/28/2032	529	(1)	8	—%
Emburse, Inc.	(6) (7) (10)	Revolving Loan		S + 4.25%	7.92%	5/28/2032	568	(1)	8	—%
Ensono, Inc.	(6) (11) (15)	First Lien Debt		S + 4.00%	7.83%	5/26/2028	14,807	14,763	14,821	1.07%
Exterro, Inc.	(6) (10)	First Lien Debt (Delayed Draw)		S + 5.25%	9.02%	6/1/2027	1,797	—	(13)	—%
Exterro, Inc.	(6) (15)	First Lien Debt		S + 5.25%	9.02%	6/1/2027	5,605	5,597	5,564	0.40%
GNX HBS PARENT, LLC	(6)	First Lien Debt		S + 4.75%	8.42%	9/30/2031	7,252	7,216	7,222	0.52%
GNX HBS PARENT, LLC	(6) (10)	First Lien Debt (Delayed Draw)		S + 4.75%	8.42%	9/30/2031	4,266	—	(18)	—%
GS AcquisitionCo, Inc.	(6) (7) (15)	First Lien Debt		S + 5.25%	8.92%	5/25/2028	5,723	5,713	5,646	0.41%
Icon Parent I Inc.	(6) (7) (11)	First Lien Debt		S + 2.75%	6.44%	11/13/2031	1,990	1,982	1,996	0.14%
Infobase Acquisition, Inc.	(15)	First Lien Debt		S + 5.50%	9.35%	6/14/2028	3,463	3,459	3,463	0.25%
Javelin Buyer, Inc.	(6) (7) (15)	Subordinated Debt		S + 5.00%	8.82%	12/6/2032	6,000	6,015	6,020	0.43%
Javelin Buyer, Inc.	(6) (7) (11) (15)	First Lien Debt		S + 2.75%	6.59%	12/5/2031	6,948	6,943	6,979	0.50%
Mermaid Bidco Inc.	(6)	First Lien Debt	S +	S + 3.25%	7.15%	7/3/2031	3,980	3,970	3,980	0.29%
MKS INSTRUMENTS INC	(6) (11) (12)	First Lien Debt		S + 2.00%	5.72%	8/17/2029	2,835	2,939	2,853	0.21%
Ping Identity Holding Corp.	(6) (11)	First Lien Debt		S + 2.75%	6.59%	11/15/2032	510	509	512	0.04%
PointClickCare Technologies	(6) (11) (12)	First Lien Debt		S + 2.75%	6.42%	11/3/2031	447	446	448	0.03%
Project Alpha Intermediate Holding, Inc.	(6) (7) (11)	First Lien Debt		S + 3.25%	6.92%	10/26/2030	992	990	992	0.07%
Qnity Electronics, Inc.	(6) (11) (12)	First Lien Debt		S + 2.00%	5.70%	11/1/2032	2,609	2,603	2,624	0.19%
Quartz Holding Company (Quickbase)	(6) (15)	First Lien Debt		S + 3.25%	6.97%	10/2/2028	11,912	11,902	11,871	0.86%
QXO Building Products, Inc.	(6) (11) (12)	First Lien Debt		S + 2.00%	5.72%	4/30/2032	688	681	691	0.05%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7)	First Lien Debt		S + 4.50%	8.37%	9/30/2031	9,149	9,069	9,069	0.65%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7) (10)	Revolving Loan		S + 4.50%	8.37%	3/31/2031	1,062	278	278	0.02%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7) (10)	First Lien Debt (Delayed Draw)		S + 4.50%	8.37%	9/30/2031	3,187	(7)	(28)	—%
Specialist Resources Global Inc.	(15)	First Lien Debt		S + 5.00%	8.72%	9/23/2027	1,311	1,311	1,309	0.09%
Specialist Resources Global Inc.	(6) (10)	First Lien Debt (Delayed Draw)		S + 5.00%	8.72%	9/23/2027	11,790	(14)	(18)	—%
Specialist Resources Global Inc.	(15)	First Lien Debt (Delayed Draw)		S + 5.00%	8.72%	9/23/2027	6,734	6,734	6,724	0.48%
Stratix Holding Corporation	(6)	First Lien Debt		S + 4.75%	8.35%	9/15/2028	3,978	3,973	3,965	0.29%
Stratix Holding Corporation	(6) (15)	First Lien Debt		S + 4.75%	8.35%	9/15/2028	6,465	6,465	6,444	0.46%
VALIDITY INC	(15)	First Lien Debt		S + 5.25%	9.18%	4/12/2032	7,765	7,693	7,738	0.56%
Venture Buyer, LLC (Velosio)	(7) (15)	First Lien Debt		S + 5.25%	8.97%	3/1/2030	7,816	7,782	7,816	0.56%
Venture Buyer, LLC (Velosio)	(6) (7) (10)	First Lien Debt (Delayed Draw)		S + 5.25%	8.97%	3/1/2030	1,633	284	284	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Waystar Technologies, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	10/22/2029	1,994	1,994	2,009	0.14%
Worldpay (GTCR W Merger Sub LLC)	(6) (11)	First Lien Debt	S + 2.00%	5.67%	1/31/2031	4,420	4,437	4,433	0.32%
II-VI INCORPORATED	(6) (11) (12)	First Lien Debt	S + 1.75%	5.47%	7/2/2029	1,091	1,095	1,095	0.08%
Total High Tech Industries							173,722	173,539	12.51%

Hotel, Gaming & Leisure
Cinemark USA, Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.92%	5/24/2030	3,554	3,571	3,562	0.26%
Davidson Hotel Company LLC	(15)	First Lien Debt	S + 5.00%	8.72%	10/31/2031	2,790	2,766	2,817	0.20%
Davidson Hotel Company LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	10/31/2031	930	35	46	—%
TKO Worldwide Holdings, LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.87%	11/21/2031	460	459	462	0.03%
Total Hotel, Gaming & Leisure							6,831	6,887	0.49%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(15)	First Lien Debt	S + 5.75%	9.72%	10/23/2028	3,432	3,434	3,415	0.25%
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(6) (11)	First Lien Debt	S + 2.75%	6.47%	1/31/2031	3,720	3,727	3,677	0.26%
Viking Buyer, LLC (Vanguard Packaging LLC)	(6) (15)	First Lien Debt	S + 5.25%	9.08%	8/9/2026	5,747	5,746	5,573	0.40%
VS Professional Training Acquisitionco, LLC	(15)	First Lien Debt	S + 5.25%	8.97%	9/30/2026	4,176	4,176	4,150	0.30%
Total Media: Advertising, Printing & Publishing							17,083	16,815	1.21%

Media: Broadcasting & Subscription
Directv (AKA Directv Financing LLC)	(6) (11)	First Lien Debt	S + 5.00%	9.10%	8/2/2027	19	19	19	—%
Sunrise HoldCo III B.V.	(6) (11) (12)	First Lien Debt	S + 2.50%	6.43%	2/16/2032	700	697	703	0.05%
UPC/Sunrise (UPC Financing Partnership)	(6) (11) (12)	First Lien Debt	S + 2.50%	6.69%	2/15/2032	1,825	1,819	1,834	0.13%
Virgin Media Investment Holdings Limited	(6) (11) (12)	First Lien Debt	S + 3.25%	7.11%	1/31/2029	1,375	1,361	1,379	0.10%
Total Media: Broadcasting & Subscription							3,896	3,935	0.28%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,881	2,851	2,795	0.20%
Creative Artists Agency, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.22%	10/1/2031	1,575	1,583	1,583	0.11%
Total Media: Diversified & Production							4,434	4,378	0.31%

Metals and Mining
Arsenal AIC Parent LLC(Arconic)	(6) (11)	First Lien Debt	S + 2.75%	6.47%	8/18/2030	1,513	1,525	1,519	0.11%
Total Metals and Mining							1,525	1,519	0.11%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Services: Business
AG Group Holdings, Inc. (Addison Group)	(6) (11)	First Lien Debt	S + 4.25%	8.05%	12/29/2028	1,796	1,804	1,628	0.12%
Air Transport (Stonepeak Nile Parent LLC)	(6) (11)	First Lien Debt	S + 2.25%	6.16%	4/9/2032	1,250	1,247	1,252	0.09%
ALKU Intermediate Holdings, LLC	(6)	First Lien Debt	S + 6.25%	9.92%	5/23/2029	2,657	2,622	2,647	0.19%
All4 Buyer, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.11%	1/23/2032	2,108	497	486	0.04%
All4 Buyer, LLC	(15)	First Lien Debt	S + 4.25%	8.11%	1/23/2032	2,510	2,488	2,487	0.18%
Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC)	(6) (11)	First Lien Debt	S + 3.25%	6.97%	8/20/2032	2,993	2,989	3,012	0.22%
Amex GBT	(6) (11) (12)	First Lien Debt	S + 2.50%	6.36%	7/25/2031	792	791	796	0.06%
Archer Acquisition, LLC (ARMstrong)	(6) (15)	First Lien Debt	S + 4.75%	8.52%	10/8/2029	6,274	6,219	6,224	0.45%
Archer Acquisition, LLC (ARMstrong)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.52%	10/8/2029	864	576	576	0.04%
Astra Service Partners, LLC	(6) (7)	First Lien Debt	S + 4.75%	8.42%	11/26/2032	8,585	8,553	8,555	0.62%
Astra Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	11/26/2032	2,824	—	(10)	—%
Azalea TopCo, Inc.	(6) (7) (11) (15)	First Lien Debt	S + 3.00%	6.72%	4/30/2031	5,110	5,068	5,110	0.37%
Bounteous, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	7,279	—	—	—%
Bounteous, Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	1,002	1,002	1,002	0.07%
Bounteous, Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	488	488	488	0.04%
Bounteous, Inc.	(15)	First Lien Debt	S + 4.75%	8.47%	8/2/2029	1,935	1,935	1,935	0.14%
Bounteous, Inc.	(15)	First Lien Debt	S + 4.75%	8.47%	8/2/2029	299	299	299	0.02%
Caldwell & Gregory LLC	(6)	Subordinated Debt	S + 8.75%	9.92% (Cash) 2.50% (PIK)	3/31/2031	5,764	5,677	5,816	0.42%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(6)	Subordinated Debt	N/A	12.25%	3/26/2031	1,403	1,373	1,409	0.10%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.25%	3/26/2031	536	(5)	2	—%
Cornerstone Advisors of Arizona, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	5/13/2032	17,620	17,533	17,513	1.26%
CV Holdco, LLC (Class Valuation)	(6)	Subordinated Debt	N/A	11.00%	3/31/2028	444	443	430	0.03%
CV Holdco, LLC (Class Valuation)	(6)	Subordinated Debt	N/A	11.00%	3/31/2028	10,000	9,962	9,684	0.70%
Dawn Bidco, LLC	(6) (11)	First Lien Debt	S + 3.00%	7.17%	8/20/2032	3,000	3,000	2,995	0.22%
Delphi Infrastructure Group LLC	(15)	First Lien Debt	S + 5.00%	8.67%	7/21/2028	1,009	1,000	980	0.07%
DISA Holdings Corp. (DISA Global Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.99%	9/9/2028	1,184	1,177	1,184	0.09%
DISA Holdings Corp. (DISA Global Solutions)	(6) (15)	First Lien Debt	S + 5.00%	8.99%	9/9/2028	6,584	6,543	6,584	0.47%
Env Automation Acquisition,LLC	(6) (7)	First Lien Debt	S + 4.50%	8.24%	12/8/2031	10,600	10,548	10,549	0.76%
Env Automation Acquisition,LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	12/8/2031	5,129	—	(25)	—%
Esquire Deposition Solutions, LLC	(6)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	2,065	2,032	2,037	0.15%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Fleet Midco I Limited	(6) (7) (12)	First Lien Debt	S + 2.75%	6.79%	2/21/2031	2,494	2,494	2,495	0.18%
Garda World Security Corporation	(6) (11) (12)	First Lien Debt	S + 3.00%	6.75%	2/1/2029	1,970	1,990	1,981	0.14%
Genuine Financial Holdings LLC (HireRight)	(11) (15)	First Lien Debt	S + 3.25%	6.97%	9/27/2030	1,798	1,784	1,532	0.11%
ICON LUXEMBOURG SARL	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	7/3/2028	97	97	97	0.01%
ICON LUXEMBOURG SARL	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	7/3/2028	24	24	24	—%
ImageFirst Holdings, LLC	(6) (15)	First Lien Debt	S + 3.00%	6.73%	3/12/2032	13,630	13,598	13,599	0.98%
Ingram Micro Inc	(6) (11) (12)	First Lien Debt	S + 2.25%	5.98%	9/22/2031	1,986	1,994	2,000	0.14%
Integrated Power Services Holdings, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.58%	11/22/2028	4,627	4,625	4,627	0.33%
Integrated Power Services Holdings, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.58%	11/22/2028	1,649	(3)	—	—%
KENG Acquisition, Inc. (Engage PEO)	(6) (7) (15)	First Lien Debt	S + 4.50%	8.34%	8/1/2029	8,966	8,891	8,898	0.64%
KENG Acquisition, Inc. (Engage PEO)	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	8/1/2029	5,775	5,764	5,731	0.41%
KENG Acquisition, Inc. (Engage PEO)	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	8/1/2029	7,683	7,639	7,625	0.55%
Kofile, Inc.	(6)	Subordinated Debt	N/A	9.00% (Cash) 4.25% (PIK)	12/31/2027	6,892	6,892	6,785	0.49%
KRIV Acquisition, Inc. (Riveron)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	7/31/2031	7,045	(26)	(43)	—%
KRIV Acquisition, Inc. (Riveron)	(6) (15)	First Lien Debt	S + 5.00%	8.67%	7/31/2031	9,071	8,934	9,016	0.65%
LRN Corporation (Lion Merger Sub, Inc.)	(6)	First Lien Debt	S + 5.25%	9.13%	12/17/2027	7,423	7,389	7,397	0.53%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (7)	First Lien Debt	S + 5.25%	8.95%	12/17/2027	3,219	3,213	3,207	0.23%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (7)	First Lien Debt	S + 5.25%	8.95%	12/17/2027	618	616	615	0.04%
LSCS Holdings, Inc. (Dohmen)	(6) (7) (15)	First Lien Debt	S + 4.50%	8.17%	3/4/2032	2,751	2,739	2,730	0.20%
M&S Holdings Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.44%	12/23/2032	5,176	5,150	5,150	0.37%
M&S Holdings Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.44%	12/23/2032	941	—	(5)	—%
OCM System One Buyer CTB, LLC (System One)	(6) (15)	First Lien Debt	S + 3.50%	7.22%	3/2/2028	1,286	1,285	1,283	0.09%
Olympus US Bidco LLC (Phaidon International)	(6) (12) (15)	First Lien Debt	S + 5.50%	9.44%	8/22/2029	19,252	19,013	18,609	1.34%
OMNIA Partners, LLC	(6) (7) (11) (15)	First Lien Debt	S + 2.75%	6.45%	12/31/2032	3,463	3,447	3,481	0.25%
Open Text Corporation	(6) (11) (12)	First Lien Debt	S + 1.75%	5.67%	1/31/2030	2,563	2,578	2,568	0.18%
Pioneer AcquisitionCo, LLC	(6) (7)	First Lien Debt	S + 3.25%	6.94%	10/27/2032	1,000	998	998	0.07%
PN Buyer, Inc.	(6) (15)	First Lien Debt	S + 4.50%	8.17%	7/31/2031	15,556	15,478	15,482	1.12%
PN Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	7/31/2031	4,444	—	(21)	—%
Prime Security Services Borrower, LLC	(6) (11) (12)	First Lien Debt	S + 1.75%	5.58%	3/7/2032	374	370	374	0.03%
Protection One (aka Prime Security Services)	(6) (11) (12)	First Lien Debt	S + 2.00%	6.13%	10/13/2030	1,979	1,975	1,984	0.14%
RailPros Parent, LLC	(6) (7) (15)	First Lien Debt	S + 4.25%	8.13%	5/24/2032	10,238	10,138	10,315	0.74%
RailPros Parent, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.13%	5/24/2032	3,158	—	24	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
RailPros Parent, LLC	(6) (7) (10)	Revolving Loan	S + 4.25%	8.13%	5/24/2032	1,579	—	12	—%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.93%	6/15/2029	5,620	4,567	4,590	0.33%
Redwood Services Group, LLC (Evergreen Services Group)	(7) (15)	First Lien Debt	S + 5.25%	8.93%	6/15/2029	8,324	8,242	8,324	0.60%
Redwood Services Group, LLC (Evergreen Services Group)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	8.93%	6/15/2029	944	939	944	0.07%
Resideo Funding Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	8/13/2032	1,436	1,435	1,442	0.10%
Safety Infrastructure Services Intermediate LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	7/21/2028	3,503	920	829	0.06%
Safety Infrastructure Services Intermediate LLC	(15)	First Lien Debt	S + 5.00%	8.67%	7/21/2028	6,215	6,158	6,042	0.44%
Sagebrush Buyer, LLC (Province)	(15)	First Lien Debt	S + 5.00%	8.72%	7/1/2030	3,953	3,921	3,921	0.28%
Secretariat Advisors LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.00%	7.67%	2/28/2032	835	—	(4)	—%
Secretariat Advisors LLC	(6) (15)	First Lien Debt	S + 4.00%	7.67%	2/28/2032	6,880	6,848	6,848	0.49%
Sentinel Technologies, Inc	(6) (15)	First Lien Debt	S + 4.50%	8.35%	11/3/2031	6,047	6,017	6,020	0.43%
Soliant Lower Intermediate, LLC	(6) (15)	First Lien Debt	S + 3.75%	7.79%	7/18/2031	17,554	17,402	16,470	1.19%
Syndigo LLC	(6)	First Lien Debt	S + 5.00%	8.82%	9/2/2032	13,223	13,159	13,128	0.95%
Syndigo LLC	(6) (10)	Revolving Loan	S + 5.00%	8.82%	9/2/2032	1,777	(8)	(13)	—%
Synechron	(6) (11)	First Lien Debt	S + 3.75%	7.57%	10/3/2031	1,703	1,688	1,698	0.12%
Tau Buyer, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/2/2032	3,427	2,247	2,251	0.16%
Tau Buyer, LLC	(6) (7) (10)	Revolving Loan	S + 4.75%	8.42%	2/2/2032	1,720	260	270	0.02%
Tau Buyer, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	2/2/2032	9,853	9,764	9,821	0.71%
Tempo Acquisition, LLC	(6) (11) (12)	First Lien Debt	S + 1.75%	5.47%	8/31/2028	3,069	3,078	2,958	0.21%
Thompson Safety LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.80%	6/25/2032	13,633	1,455	1,389	0.10%
Thompson Safety LLC	(6) (10)	Revolving Loan	S + 5.00%	8.86%	6/25/2032	1,364	(6)	(7)	—%
TouchTunes Music Group, LLC (TouchTunes Interactive Network)	(6) (11) (15)	First Lien Debt	S + 4.75%	8.42%	4/2/2029	14,398	14,237	14,078	1.01%
Transit Buyer, LLC (Propark Mobility)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	1/31/2029	1,132	225	230	0.02%
Transit Buyer, LLC (Propark Mobility)	(6) (15)	First Lien Debt	S + 5.00%	8.72%	1/31/2029	6,255	6,212	6,255	0.45%
Transit Buyer, LLC (Propark Mobility)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	1/31/2029	3,570	3,553	3,570	0.26%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	1/31/2029	8,901	8,886	8,901	0.64%
Trilon Group, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.65%	5/27/2029	6,787	6,767	6,779	0.49%
Trilon Group, LLC	(6)	First Lien Debt	S + 4.75%	8.65%	5/27/2029	2,968	2,947	2,965	0.21%
Trilon Group, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.65%	5/27/2029	10,010	10,010	9,999	0.72%
TSS Buyer, LLC (Technical Safety Services)	(15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	6/22/2029	611	611	611	0.04%
TSS Buyer, LLC (Technical Safety Services)	(15)	First Lien Debt	S + 5.50%	9.32%	6/22/2029	1,327	1,327	1,327	0.10%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Victors CCC Buyer LLC (CrossCountry Consulting)	(7) (15)	First Lien Debt	S + 4.75%	8.48%	6/1/2029	1,351	1,336	1,351	0.10%
Victors CCC Buyer LLC (CrossCountry Consulting)	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	6/1/2029	139	138	139	0.01%
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(6) (7) (15)	First Lien Debt	S + 3.75%	7.42%	7/13/2029	15,049	15,025	15,049	1.08%
Total Services: Business							394,307	392,390	28.27%

Services: Consumer
360 Holdco, Inc. (360 Training)	(15)	First Lien Debt	S + 4.75%	8.42%	8/2/2028	3,938	3,918	3,902	0.28%
360 Holdco, Inc. (360 Training)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/2/2028	3,580	—	(32)	—%
ADPD Holdings LLC (NearU)	(6) (7)	First Lien Debt	S + 6.00%	10.03%	8/16/2028	5,670	5,638	5,282	0.38%
AMS Parent, LLC (All My Sons)	(11) (15)	First Lien Debt	S + 4.75%	8.68%	10/25/2028	5,450	5,432	5,266	0.38%
Apex Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.86%	10/24/2030	5,170	—	(27)	—%
Apex Service Partners, LLC	(6) (7) (10)	Revolving Loan	S + 5.00%	8.71%	10/24/2029	1,101	281	294	0.02%
Apex Service Partners, LLC	(6) (7) (15)	First Lien Debt	S + 5.00%	8.82%	10/24/2030	12,539	12,436	12,597	0.91%
Apex Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	10/24/2030	3,067	3,054	3,081	0.22%
Apex Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	10/24/2030	3,075	3,050	3,089	0.22%
Brightspring Health (aka Phoenix Gurantor Inc.)	(6) (11) (12)	First Lien Debt	S + 2.50%	6.22%	2/21/2031	3,930	3,919	3,954	0.28%
Columbia Home Services LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.00%	11/27/2031	442	(4)	(8)	—%
Columbia Home Services LLC	(6)	Subordinated Debt	N/A	12.00%	11/27/2031	1,547	1,518	1,518	0.11%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(6)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	700	688	677	0.05%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(6)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	535	529	517	0.04%
Excel Fitness Consolidator LLC	(6) (15)	First Lien Debt	S + 4.50%	8.42%	4/29/2030	6,265	6,232	6,218	0.45%
Excel Fitness Consolidator LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.42%	4/29/2030	1,677	(9)	(13)	—%
Legacy Service Partners, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.17%	11/10/2031	8,427	8,355	8,373	0.60%
Legacy Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/10/2031	11,951	—	(76)	(0.01)%
Legacy Service Partners, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	11/10/2032	47	(1)	(1)	—%
Legacy Service Partners, LLC	(6)	Subordinated Debt	N/A	13.25% (PIK)	11/10/2032	53	52	52	—%
Norton Life Lock	(6) (11) (12)	First Lien Debt	S + 1.75%	5.47%	9/12/2029	359	359	360	0.03%
NS412, LLC	(6)	First Lien Debt	S + 4.50%	8.27%	11/6/2026	5,029	5,021	5,029	0.36%
Perennial Services Group, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.19%	12/23/2032	15,550	15,473	15,474	1.11%
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
Transportation: Consumer
Air Canada	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	3/21/2031	3,994	4,006	4,025	0.29%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (15)	First Lien Debt	S + 4.50%	8.23%	2/14/2031	12,660	12,620	12,599	0.91%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	2/14/2031	2,051	(7)	(10)	—%
United AirLines, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.73%	2/22/2031	3,686	3,696	3,707	0.27%
WestJet Airlines	(6) (11) (12)	First Lien Debt	S + 3.75%	6.92%	2/14/2031	1,720	1,726	1,730	0.12%
Total Transportation: Consumer							22,041	22,051	1.59%

Utilities: Electric
AWP Group Holdings, Inc.	(6) (15)	First Lien Debt	S + 4.50%	8.22%	12/23/2030	16,080	15,959	15,945	1.15%
AWP Group Holdings, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	12/23/2030	3,066	1,076	1,063	0.08%
AWP Group Holdings, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	12/23/2030	629	625	623	0.04%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7)	First Lien Debt	S + 4.75%	8.47%	8/27/2031	13,807	13,690	13,840	1.00%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7) (10)	Revolving Loan	S + 4.75%	8.47%	8/27/2031	2,567	(21)	6	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/27/2031	3,487	(14)	8	—%
Force Electrical Buyerco, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.37%	10/21/2032	6,756	6,722	6,727	0.48%
Force Electrical Buyerco, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	10/21/2032	11,516	123	73	0.01%
Industrial Air Flow Dynamics, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.67%	8/14/2030	15,794	15,716	15,719	1.13%
Industrial Air Flow Dynamics, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/14/2030	4,167	—	(20)	—%
KENE Acquisition, Inc. (aka Entrust)	(6)	First Lien Debt	S + 4.75%	8.42%	2/7/2031	2,019	2,019	2,009	0.14%
KENE Acquisition, Inc. (aka Entrust)	(6)	First Lien Debt	S + 4.75%	8.42%	2/7/2031	599	597	596	0.04%
KENE Acquisition, Inc. (aka Entrust)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/7/2031	1,430	—	(7)	—%
KENE Acquisition, Inc. (aka Entrust)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/7/2031	777	769	773	0.06%
KENE Acquisition, Inc. (aka Entrust)	(6) (10)	Revolving Loan	S + 4.75%	8.42%	2/7/2031	239	42	41	—%
Low Voltage Holdings Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	4/28/2032	2,282	2,274	2,273	0.16%
Low Voltage Holdings Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	4/28/2032	457	—	(2)	—%
Low Voltage Holdings Inc.	(6) (7) (10)	Revolving Loan	S + 4.75%	8.42%	4/28/2032	311	(1)	(1)	—%
Pinnacle Supply Partners, LLC	(6) (10) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.12%	4/3/2030	1,571	(4)	(74)	(0.01)%
Pinnacle Supply Partners, LLC	(15)	First Lien Debt	S + 6.25%	10.12%	4/3/2030	5,855	5,805	5,579	0.40%
Pinnacle Supply Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.12%	4/3/2030	1,894	1,886	1,805	0.13%
RMS Energy Borrower LLC	(6) (15)	First Lien Debt	S + 4.50%	8.22%	9/30/2032	16,452	16,369	16,364	1.18%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)(3)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Cost	Fair Value	% of Net Assets (5)
RMS Energy Borrower LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	9/30/2032	2,999	(7)	(16)	—%
Vistra Operations Co	(6) (11) (12)	First Lien Debt	S + 2.00%	5.72%	4/30/2031	3,582	3,594	3,553	0.26%
Total Utilities: Electric							87,219	86,877	6.25%

Utilities: Water
Culligan (AKA Osmosis Debt Merger Sub Inc)	(6) (11) (12)	First Lien Debt	S + 3.00%	6.85%	7/31/2028	2,962	2,974	2,972	0.21%
USA Water Intermediate Holdings, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.57%	2/21/2031	8,939	8,888	8,939	0.64%
USA Water Intermediate Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	2/21/2031	3,485	2,338	2,338	0.17%
Total Utilities: Water							14,200	14,249	1.02%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(15)	First Lien Debt	S + 5.50%	9.47%	1/19/2029	7,754	7,676	7,640	0.55%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.47%	1/19/2029	1,124	1,114	1,107	0.08%
ISG Enterprises, LLC (Industrial Service Group)	(15)	First Lien Debt	S + 5.75%	9.59%	12/7/2028	2,404	2,378	2,346	0.17%
ISG Enterprises, LLC (Industrial Service Group)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.59%	12/7/2028	11,885	11,803	11,599	0.84%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.59%	12/7/2028	5,156	5,133	5,032	0.36%
New Era Technology, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 6.25%	10.07% (PIK)	6/30/2030	5,320	5,320	5,320	0.38%
Solaray, LLC	(6) (7)	First Lien Debt	S + 6.75%	10.69%	12/15/2025	6,402	6,402	5,711	0.41%
Total Wholesale							39,826	38,755	2.79%

Total Debt Investments							$2,121,936	$2,112,195	152.18%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(6) (8) (9) (12)	Class A-1 Units	9/1/2023	1,180,000	$1,180	$1,496	0.11%
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	12/8/2023	76,054	76	87	0.01%
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	6/21/2024	383,427	383	438	0.03%
Total Aerospace & Defense					1,639	2,021	0.15%

Automotive
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	(6) (8)	Holdings Subscription	10/31/2024	550,000	550	419	0.03%
Total Automotive					550	419	0.03%

Banking, Finance, Insurance, Real Estate
INS Co-Invest LP (Inszone)	(8) (10) (13)	Partnership Interests	11/29/2023	77,340	77	128	0.01%
R Arax Co-Invest UB, LP (Arax Investment Partners)	(8) (10) (12) (13)	Limited Partnership Interest	2/28/2024	949,293	950	1,959	0.14%
R Chapel Avenue Holdings Co-Invest UB, LP	(8) (10) (13)	Partnership Interests	12/24/2024	651,339	653	1,058	0.08%
Starlight Co-Invest LP (Sedgwick Claims Management Services)	(6) (8) (13)	Partnership Interests	10/22/2024	1,000,000	1,003	1,116	0.08%
Total Banking, Finance, Insurance, Real Estate					2,683	4,261	0.31%

Beverage, Food & Tobacco
Marlin Coinvest LP (Fortune International LLC)	(8) (13)	Limited Partnership Interests	5/8/2023	200,000	200	276	0.02%
MidOcean Partners QT Co-Invest, L.P. (QualiTech)	(6) (8) (13)	Class A Units	8/20/2024	972	976	821	0.06%
Spice World	(6) (8)	Common Equity	3/31/2022	1,000	126	163	0.01%
Sugar PPC FT Investor LLC (Sugar Foods)	(8) (13)	Parent Units	9/29/2023	2,000	200	284	0.02%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(6) (8) (13)	Company Unit	10/5/2023	200	200	169	0.01%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(6) (8)	Class B Common Units	10/3/2022	464	1	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(6) (8)	Class A Preferred Units	10/3/2022	464	464	177	0.01%
Total Beverage, Food & Tobacco					2,167	1,890	0.13%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Capital Equipment
ATL GSE Holdings, LP	(6) (8)	Class A Common Units	12/16/2025	377	377	377	0.03%
EFC Holdings, LLC (EFC International)	(8)	Class A Common Units	3/1/2023	114	46	17	—%
EFC Holdings, LLC (EFC International)	(8)	Class A Preferred Units	3/1/2023	114	114	143	0.01%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(6) (8)	Partner Interests	5/22/2024	1,000,000	1,010	887	0.06%
Total Capital Equipment					1,547	1,424	0.10%

Chemicals, Plastics & Rubber
Meyer Lab Aggregator LP	(8) (13)	Units	2/27/2024	849,000	854	839	0.06%
New Spartech Holdings LLC	(6) (8)	Common Units	6/6/2025	84,000	425	—	—%
Total Chemicals, Plastics & Rubber					1,279	839	0.06%

Construction & Building
GreyLion TGNL Holdings	(8) (10) (13)	Limited Partnership Interests	5/2/2025	846,770	865	854	0.06%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(6) (8)	Series F interests	5/26/2023	254,428	260	365	0.03%
OSP Gannett Aggregator, LP (Gannett Fleming)	(6) (8) (9) (12)	Class A Interests	12/20/2022	178,922	179	257	0.02%
RPI Investments LP (Rose Paving)	(6) (8)	Class A Unit	11/27/2024	690	100	68	—%
Trench Plate Rental Co. (Trench Safety Solutions Holdings, LLC)	(6) (8)	Common Equity	3/31/2022	1,000	127	58	—%
Trench Safety Solutions Holdings, LLC	(6) (8)	Preferred units	4/3/2025	121	13	23	—%
Total Construction & Building					1,544	1,625	0.11%

Consumer Goods: Durable
LH Equity Investors, L.P.	(6) (8) (10) (13)	Limited Partnership Interests	9/3/2025	1,500,000	1,444	2,029	0.15%
Total Consumer Goods: Durable					1,444	2,029	0.15%

Consumer Goods: Non-Durable
FBG Holdings LLC	(6) (8)	Common Units	8/8/2025	90	704	703	0.05%
Hermod Co-Invest, LP	(6) (8) (10) (13)	Common Units	10/15/2024	511,792	512	729	0.05%
RVGD Aggregator LP (Revision Skincare)	(6) (8)	Common Equity	3/31/2022	100	98	70	0.01%
Showtime Co-Investors LLC (WCI Holdings, LLC)	(8) (13)	Class A1 Units	2/6/2023	534,934	535	802	0.06%
Ultima Health Holdings, LLC	(6) (8)	Preferred units	9/12/2022	11	130	291	0.02%
Total Consumer Goods: Non-Durable					1,979	2,595	0.19%
Containers, Packaging & Glass
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Oliver Investors, LP (Oliver Packaging)	(6) (8)	Class A Units	4/22/2025	186	9	10	—%
Oliver Investors, LP (Oliver Packaging)	(6) (8)	Class A Common Units	7/6/2022	7,816	742	154	0.01%
PG Aggregator, LLC (Pacur)	(8)	LLC Units	3/31/2022	100	109	121	0.01%
Total Containers, Packaging & Glass					860	285	0.02%

Healthcare & Pharmaceuticals
NYBG Holdings, LLC	(6) (8)	Class A Common Units	10/31/2025	26,886	657	765	0.06%
HMA Equity, LP (Health Management Associates)	(6) (8)	AA Equity Co-Invest	3/30/2023	324,934	356	330	0.02%
KLC Fund 1222-CI LP (Spectrum Science)	(6) (8) (13)	Partnership Interests	1/5/2024	261,350	280	143	0.01%
NP/BF Holdings, L.P.	(6) (8)	AA Equity Co-Invest	4/30/2025	1,000	1,000	1,000	0.07%
RCP Nats Co-Investment Fund LP	(6) (8) (13)	LP Interests	3/17/2025	1,000,000	1,003	1,304	0.09%
VSC Specialty Molding Holdings LLC	(8)	LP Interests	10/6/2025	2,312	231	231	0.02%
WE Select Fund 3, L.P.	(6) (8) (13)	Limited Partnership Interests	9/10/2025	855,000	876	1,054	0.08%
Total Healthcare & Pharmaceuticals					4,403	4,827	0.35%

High Tech Industries
GNX HBS Holdings, LLC	(6) (8)	Limited Partnership Interests	10/1/2025	172	172	172	0.01%
GrowthCurve Capital Nexus Co-Invest LP (Netchex)	(6) (8) (13)	Limited Partnership Interests	3/28/2024	538,708	574	680	0.05%
Three Rivers Co-Investment, L.P.	(6) (8) (13)	Limited Partnership Interests	11/7/2025	900,000	901	900	0.06%
Total High Tech Industries					1,647	1,752	0.12%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(6) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	194	0.01%
Total Media: Diversified & Production					655	194	0.01%

Services: Business
BayPine Monarch Co-Invest, LP	(6) (8) (13)	Limited Partnership Interests	6/3/2025	1,000,000	1,018	994	0.07%
Coalesce Diamond Coinvest, L.P.	(8) (10) (13)	Limited Partner Interests	5/19/2025	800,000	805	802	0.06%
COP Village Green Investment, LLC (Village Green Holding)	(6) (8)	Class A Units	9/26/2024	954,000	954	1,266	0.09%
CV Holdco, LLC (Class Valuation)	(6) (8)	Class A Common Units	3/31/2022	1,208	123	101	0.01%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Class A Common Shares	9/11/2023	3,753,613	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Series A Preferred Shares	9/11/2023	10,256,410	389	515	0.04%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Series B Preferred Shares	9/11/2023	3,753,613	600	555	0.04%
Geds Equity Investors, LP (Esquire Deposition Services)	(6) (8)	Class A Limited Partnership Units	7/1/2024	2,424	320	271	0.02%
KKEMP Blocked Co-Invest, LP	(6) (8)	Limited Partnership Interests	7/15/2025	1,000	1,029	1,107	0.08%
Kofile, Inc.	(6) (8)	Common Equity	3/31/2022	100	108	109	0.01%
KRIV Co-Invest Holdings, L.P. (Riveron)	(6) (8) (13)	Class A Units	7/17/2023	200	200	279	0.02%
Kwol Co-Invest LP (Worldwide Clinical Trials)	(6) (8)	Class A Interests	12/12/2023	7	74	130	0.01%
M&S Group Holdings,LLC	(6) (8)	Common Equity	12/23/2025	3,668	367	367	0.03%
NMS VONA Case Management Acquisition, LP	(8) (13)	Class A Common Units	11/25/2025	3,724	2,000	2,000	0.14%
NMSEF II Holdings I, L.P.	(6) (8) (13)	Limited Partnership Interests	9/29/2025	855,000	858	854	0.06%
PN Topco L.P.	(6) (8)	Class A Units	7/31/2025	344,319	344	358	0.03%
Safety First Topco, L.P. (Smith System)	(6) (8)	Common Units	12/13/2023	90,077	95	95	0.01%
Schill Blocker Agg, LLC	(6) (8) (13)	Limited Partnership Interests	12/12/2025	3,000,000	3,000	3,000	0.22%
SkyKnight Financial Holdings LP	(6) (8) (10) (13)	Partnership Interests	12/24/2024	409,911	410	471	0.03%
STech Investors, LP	(6) (8)	Class A Units	11/3/2025	1,162	116	116	0.01%
TL Voltron TopCo, L.P.	(8)	Class A-2 Units	12/27/2024	500,000	500	592	0.04%
Total Services: Business					13,310	13,982	1.01%

Services: Consumer
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	(6) (8) (10)	Partnership Interests	11/7/2023	77	77	106	0.01%
CHS Investors, LLC	(8)	Class A Units	5/27/2025	1,018	146	131	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(6) (8)	Class A Units	7/31/2023	770,000	862	899	0.06%
FS NU Investors, LP (NearU)	(6) (7) (8)	Class A Units	8/11/2022	1,419	142	80	0.01%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (8)	Class B-2 Units	1/9/2023	48	6	6	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (8)	Class B Units	1/9/2023	1,963	196	262	0.02%
Total Services: Consumer					1,429	1,484	0.11%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(6) (8) (10)	Limited Partnership Interests	6/30/2022	106,984	107	271	0.02%
Total Sovereign & Public Finance					107	271	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Telecommunications
Arise Holdings, Inc.	(6) (8)	Class A-1 Units	9/5/2025	1,029,330	—	—	—%
Total Telecommunications					—	—	—%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(6) (8)	Common Units	4/3/2023	111,875	112	42	—%
Total Utilities: Electric					112	42	—%

Utilities: Water
USAW Parent LLC (USA Water)	(8)	Common Units	2/21/2024	4,226	423	631	0.05%
Total Utilities: Water					423	631	0.05%

Wholesale
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	11/20/2025	7,000	700	700	0.05%
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	12/5/2025	851	85	85	0.01%
New Era Technology, LLC	(6) (7) (8)	Preferred Equity	8/21/2025	4,915	4,112	2,295	0.17%
New Era Technology, LLC	(6) (7) (8)	Common Equity	8/21/2025	4,915	—	—	—%
Total Wholesale					4,897	3,080	0.22%

Total Equity Investments					$42,675	$43,651	3.14%

Total Investments					2,164,611	2,155,846	155.32%

Portfolio Company (1) (2)	Interest Rate	Par Amount/Unit	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund Institutional Class	3.64%	45,985,187	$45,985	$45,985	3.31%
First American Government Obligations Fund - Class Z	3.64%	575,225	575	575	0.04%
Total Cash Equivalents			$46,560	$46,560	3.35%

Total Investments and Cash Equivalents			$2,211,171	$2,202,406	158.67%

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)
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
.

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
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund primarily focuses on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which the Fund considers the core middle market. The Fund primarily invests in first-lien senior secured debt (“Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, and subordinated debt (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions in the same portfolio companies. The Fund’s portfolio also includes larger, stand-alone direct equity co-investments in private-equity backed companies that may be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). The Fund targets an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support the Fund’s share repurchase program (as discussed further in Note 8), the Fund will generally invest 5% to 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
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
Churchill NCPCIF CLO-I LLC (“CLO-I”), Churchill NCPCIF CLO-II LLC (“CLO-II”), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), NCPCIF SPV III, LLC (“SPV III”), NCPCIF BSL SPV I, LLC (“BSL SPV I”), and NCPCIF SPV V, LLC (“SPV V”) are wholly owned subsidiaries of the Fund and are consolidated in these consolidated financial statements commencing from the date of their respective formation, in accordance with the Fund’s consolidation policy discussed in Note 2, Significant Accounting Policies. CLO-I and CLO-II have completed term debt securitizations. SPV II, SPV III, BSL SPV I, and SPV V primarily invest in first-lien senior secured debt and unitranche loans. Equity Holdings was formed to hold certain equity-related securities
On December 11, 2024, the Fund acquired substantially all of the assets of Nuveen Churchill Private Credit Fund (“NCPCF”), including 100% of the limited liability company interests of NCPCF’s wholly owned subsidiary, pursuant to the purchase and sale agreement by and between the Fund and NCPCF (the “NCPCF Acquisition”).

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
Cash, Cash Equivalents, and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value. As of March 31, 2026 and December 31, 2025, the Fund held $77,004 and $46,560 of cash equivalents, respectively. As of March 31, 2026 and December 31, 2025, the Fund did not hold any restricted cash.
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
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. For the three months ended March 31, 2026 and 2025, the Fund earned $2,315 and $1,544, respectively, in PIK income provisions, representing 4.56% and 3.62% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended March 31, 2026 and 2025, the Fund earned $0 and $0, respectively, in dividend income.
Distributions from the Fund's equity investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2026 and 2025, the Fund earned other income of $220 and $176, respectively, primarily related to amendment fees and prepayment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of March 31, 2026, the Fund had an investment in one portfolio company on non-accrual status with an aggregate fair value of $0, which represented approximately 0% of total investments at fair value. As of December 31, 2025, the Fund had an investment in one portfolio company on non-accrual status with an aggregate fair value of $0, which represented approximately 0% of total investments at fair value.

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
Offering costs consist primarily of fees and expenses incurred in connection with the Fund’s continuous offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the Fund’s registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three months ended March 31, 2026 and 2025, offering costs of $197 and $12, respectively, were incurred, and $236 and $187, respectively, were amortized and recognized as offering costs on the consolidated statements of operations and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, CLO-II, SPV II, SPV III, BSL SPV I, and SPV V are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three months ended March 31, 2026 and 2025, the Fund incurred no excise tax.

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

3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$2,268,846	$2,244,479	92.90%	$2,009,009	$2,001,896	92.86%
Subordinated Debt (1)	117,227	114,088	4.72%	112,927	110,299	5.12%
Equity Investments	54,159	57,413	2.38%	42,675	43,651	2.02%
Total	$2,440,232	$2,415,980	100.00%	$2,164,611	$2,155,846	100.00%
_______________
(1)As of March 31, 2026, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $62,010, mezzanine debt of $50,737 and structured debt of $1,341, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $64,429, mezzanine debt of $51,446 and structured debt of $1,352. As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $61,168, mezzanine debt of $47,832 and structured debt of $1,299, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $63,332, mezzanine debt of $48,295, and structured debt of $1,300.
The industry composition of the Fund’s investment portfolio as a percentage of fair value as of March 31, 2026 and December 31, 2025 was as follows:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Industry	March 31, 2026	December 31, 2025
Aerospace & Defense	1.79%	1.53%
Automotive	1.01%	1.37%
Banking, Finance, Insurance & Real Estate	5.93%	6.54%
Beverage, Food & Tobacco	5.26%	4.82%
Capital Equipment	8.13%	7.90%
Chemicals, Plastics & Rubber	1.44%	1.53%
Construction & Building	6.28%	6.53%
Consumer Goods: Durable	1.43%	1.65%
Consumer Goods: Non-durable	2.57%	3.02%
Containers, Packaging & Glass	1.25%	0.85%
Energy: Electricity	1.86%	1.98%
Energy: Oil & Gas	0.56%	0.58%
Environmental Industries	3.79%	3.92%
Healthcare & Pharmaceuticals	14.23%	13.80%
High Tech Industries	9.01%	8.13%
Hotel, Gaming & Leisure	0.39%	0.32%
Media: Advertising, Printing & Publishing	0.69%	0.78%
Media: Broadcasting & Subscription	0.14%	0.18%
Media: Diversified & Production	0.21%	0.21%
Metals & Mining	0.07%	0.07%
Retail	0.08%	—%
Services: Business	18.40%	18.85%
Services: Consumer	4.96%	3.68%
Sovereign & Public Finance	0.38%	0.42%
Telecommunications	1.70%	1.93%
Transportation: Cargo	1.54%	1.73%
Transportation: Consumer	0.76%	1.02%
Utilities: Electric	3.52%	4.03%
Utilities: Water	0.84%	0.69%
Wholesale	1.78%	1.94%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,333,810	$2,310,141	95.62%	159.61%
Canada	36,841	36,649	1.52%	2.53%
Germany	29,319	29,524	1.22%	2.04%
United Kingdom	25,171	24,694	1.02%	1.71%
Netherlands	10,251	10,138	0.42%	0.70%
Ireland	4,840	4,834	0.20%	0.33%
Total	$2,440,232	$2,415,980	100.00%	166.92%

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
As of March 31, 2026 and December 31, 2025, on a fair value basis, 96.00% and 95.73%, respectively, of the Fund’s debt investments earn interest at a floating rate and 4.00% and 4.27%, respectively, of the Fund’s debt investments earn interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class, as of March 31, 2026 and December 31, 2025, according to the fair value hierarchy:

As of March 31, 2026	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
Assets:
First-Lien Debt	$—	$271,852	$1,972,627	$—	$2,244,479
Subordinated Debt (1)	—	2,519	111,569	—	114,088
Equity Investments	—	—	28,957	28,456	57,413
Cash Equivalents	77,004	—	—	—	77,004
Total Investments and Cash Equivalents	$77,004	$274,371	$2,113,153	$28,456	$2,492,984
_______________
(1)Subordinated Debt was further comprised of second lien term loans and/or second lien notes of $62,010, mezzanine debt of $50,737, and structured debt of $1,341.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended March 31, 2026
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2025	$1,738,850	$107,783	$19,581	$1,866,214
Purchase of investments	267,526	2,677	10,239	280,442
Proceeds from principal repayments and sales of investments	(19,671)	(7)	(69)	(19,747)
Payment-in-kind interest	840	1,475	—	2,315
Amortization of premium/accretion of discount, net	973	146	—	1,119
Net realized gain (loss) on investments	(740)	—	—	(740)
Net change in unrealized appreciation (depreciation) on investments	(12,286)	(505)	(201)	(12,992)
Transfers out of Level 3 (1)	(20,220)	—	(593)	(20,813)
Transfers to Level 3 (1)	17,355	—	—	17,355
Balance as of March 31, 2026	$1,972,627	$111,569	$28,957	$2,113,153

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2026	$(12,377)	$(544)	$(207)	$(13,128)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026, transfers between Level 3 and Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
______________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers out of Level 3 to Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2026 and December 31, 2025 were as follows:

Investment Type	Fair Value at March 31, 2026	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,725,189	Yield Method	Market Yield Discount Rate	6.55%	17.28%	9.12%
First-Lien Debt	56,427	Market Approach	EBITDA Multiple	7.50x	14.75x	11.05x
First-Lien Debt	4,352	Market Approach	Revenue Multiple	0.33x	0.45x	0.42x
Subordinated Debt	109,070	Yield Method	Market Yield Discount Rate	10.66%	25.25%	15.48%
Equity Investments	18,030	Market Approach	EBITDA Multiple	7.25x	20.00x	12.10x
Equity Investments	—	Market Approach	Revenue Multiple	0.33x	0.45x	0.0x
Equity Investments	809	Yield Method	Market Yield Discount Rate	8.77%	15.41%	14.09%
Total	$1,913,877
First Lien Debt in the amount of $186,659, Subordinated Debt in the amount of $2,499 and equity investments in the amount of $10,118 at March 31, 2026 have been excluded from the table above, because the investments are valued using recent transaction price.

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
First Lien Debt in the amount of $165,769, Subordinated Debt in the amount of $9,254, and equity investments in the amount of $2,048 at December 31, 2025 have been excluded from the table above, because the investments are valued using recent transaction price.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The significant unobservable input used in the yield method is a discount rate based on comparable market yields. Significant increases or decreases in discount rates in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable input used in the market approach is the performance multiple, which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying investment. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value.
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

	March 31, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Bank of America Credit Facility	$145,500	$145,500	$67,000	$67,000
Scotiabank Credit Facility	117,000	117,000	46,000	46,000
SMBC Revolving Credit Facility	70,500	70,500	21,500	21,500
2024 Debt	306,000	305,917	306,000	306,503
2025 Debt	355,000	354,799	355,000	356,090
Total	$994,000	$993,716	$795,500	$797,093
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
For the three months ended March 31, 2026, base management fees earned were $2,635. As of March 31, 2026, $927 was payable to the Adviser related to management fees. For the three months ended March 31, 2025, base management fees earned were $1,602, of which $801 were waived by the Adviser. As of December 31, 2025, $868 were payable to the Adviser related to management fees.
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
The Adviser waived the incentive fee based on income until the period ended May 31, 2025, and waived 50% of incentive fee based on income for the period from February 1, 2026 through March 31, 2026. For the three months ended March 31, 2026, the income based incentive fee was $4,864, of which $1,604 was waived by the Adviser. As of March 31, 2026, $3,260 was payable to the Adviser related to the income based incentive fee. For the three months ended March 31, 2025, the income based incentive fee was

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

$3,876, all of which was waived by the Adviser. As of December 31, 2025, $4,425 was payable to the Adviser related to income based incentive fees.
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
For the three months ended March 31, 2026 and 2025, the Fund did not incur any incentive fee based on capital gains.
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
NAM Sub-Advisory Agreement
Nuveen Asset Management may manage certain of the Liquid Investments pursuant to a sub-advisory agreement by and among the Adviser, Churchill and Nuveen Asset Management (the “NAM Sub-Advisory Agreement”). Churchill has general oversight over the investment process on behalf of the Fund and manages the capital structure of the Fund, including, but not limited to, asset and liability management. On March 31, 2022, Churchill entered into the NAM Sub-Advisory Agreement. In connection with the internal reorganization of Churchill with respect to the advisory services provided to the Fund, on February 20, 2024, the Board, including all of the Independent Trustees, approved the NAM Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees, as required by the 1940 Act. The NAM Sub-Advisory Agreement was approved by the Fund’s shareholders on May 28, 2024, and became effective on such date. The NAM Sub-Advisory Agreement (i) added the Adviser as a party to the agreement to satisfy a technical requirement under the 1940 Act that requires the Fund or the investment adviser to be in privity of contract with a sub-adviser; and (ii) changed the calculation of the compensation payable by the Adviser to Nuveen Asset Management. Under the NAM Sub-Advisory Agreement, the Adviser will pay, monthly in arrears, 50% of the aggregate amount of the management fee payable to the Adviser under the Advisory Agreement associated with the Liquid Investments managed by Nuveen Asset Management at the direction of Churchill. Fees payable to Nuveen Asset Management will be borne entirely by the Adviser and will not be directly incurred by the Fund.
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
For the three months ended March 31, 2026 and 2025, the Fund incurred $514 and $429, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of March 31, 2026 and December 31, 2025, $826 and $459, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
The Fund will cease paying the distribution and/or shareholder servicing fees on any Class S shares and Class D shares in a shareholder’s account at the end of the month in which the Intermediary Manager in conjunction with the transfer agent determines that total brokerage commissions and distribution and/or shareholder servicing fees paid with respect to any such share held by such shareholder within such account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share. At the end of such month, each such Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. The total underwriting compensation and total organization and offering expenses will not exceed 10% and 15%, respectively, of the gross proceeds from the Fund’s offering.
For the three months ended March 31, 2026, the Fund accrued distribution and shareholder servicing fees of $94 and $16 that were attributable to Class S and Class D shares, respectively. For the three months ended March 31, 2025, the Fund accrued distribution and shareholder servicing fees of $46 and $10 that were attributable to Class S and Class D shares, respectively. As of March 31, 2026 and December 31, 2025, $49 and $52, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	(379)	—	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	(176)	—	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	(198)	—	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 31, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
September 30, 2025	384	—	—	384	9.82%	September 30, 2028	0.15%
December 31, 2025	413	—	—	413	8.88%	December 31, 2028	0.23%
March 31, 2026	428	—	—	428	8.49%	March 31, 2029	0.16%
Total	$4,959	$—	$(2,413)	$2,546
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

For the three months ended March 31, 2026, there were no Reimbursement Payments to Nuveen Alternative Holdings.
Board of Trustees’ Fees

The Board consists of six members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three months ended March 31, 2026 and 2025, the Fund incurred $125 and $131, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of March 31, 2026 and December 31, 2025, $125 and $128, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser, Churchill, in its capacity as sub-adviser, and/or the Administrator may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser, Churchill, and/or the Administrator for such amounts paid on its behalf. Amounts payable to the Adviser, Churchill, and the Administrator are settled in the normal course of business without formal payment terms. As of March 31, 2026 and December 31, 2025, the Fund owed the Adviser, Churchill and/or the Administrator $1,537 and $1,226, respectively, for reimbursements including the Fund’s allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

6. SECURED BORROWINGS
The Fund and its wholly owned subsidiaries are parties to credit facilities or debt obligations, including term debt securitizations, as described below. The term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Fund. In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Fund’s asset coverage was 245.61% and 274.50%, respectively. The Fund and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.
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

The most recent amendment on December 19, 2025, among other things: (i) revised the Applicable Rate (as defined in the Bank of America Credit Agreement) calculation for the first three months following the amendment date to the (A) sum of (1) 1.60% multiplied by the lesser of (x) the Adjusted Principal Balance (as defined in the Bank of America Credit Agreement) of all Eligible Collateral Assets (as defined in the Bank of America Credit Agreement) that are Qualifying Syndicated Loans (as defined in the Bank of America Credit Agreement) or (y) 30% of the Adjusted Principal Balance of all Eligible Collateral Assets, plus (2) 1.80% multiplied by (x) the Adjusted Principal Balance of all Eligible Collateral Assets minus the amount determined in clause (II)(i)(a)(y) of the definition of “Applicable Rate” divided by (B) the Aggregate Adjusted Principal Balance (as defined in the Bank of America Credit Agreement); (ii) incorporated an additional Applicable Rate such that, starting after the three-month anniversary of the amendment date, the Applicable Rate will be equal to 1.80% per annum, (iii) extended the availability period from September 19, 2027 to March 19, 2028; (iv) extended the maturity date of the facility from September 19, 2029 to March 19, 2030; and (v) revised the Make-Whole Percentage (as defined in the Bank of America Credit Agreement) from 0.0% to 0.25% for the period from December 19, 2026 through December 19, 2027, and 0.0% thereafter. The maximum amount available under the Bank of America Credit Facility is $350,000.

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

As of March 31, 2026, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.80% per annum. As of March 31, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.88% per annum. Interest is payable monthly in arrears.

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$1,244	$4,411
Unused fees	187	67
Amortization of deferred financing costs	184	129
Total interest and debt financing expenses	$1,615	$4,607

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

The total revolving commitment available was increased to $450,000, subject to availability governed by a collateralization test, effective February 22, 2026.
Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by the New Borrowers and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of March 31, 2026, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily, plus 2.08% per annum. Interest is payable quarterly. The Fund and the New Borrowers, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility Agreement includes usual and customary events of default for facilities of this nature. Borrowings under the Scotiabank Credit Facility will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.
For the three months ended March 31, 2026 and 2025, the components of interest expense related to the Scotiabank Credit Facility were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$1,044	$4,442
Unused fees	254	225
Amortization of deferred financing costs	59	38
Total interest and debt financing expenses	$1,357	$4,705
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
The initial maximum principal amount available under the SMBC Revolving Credit Facility was $50,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Revolving Credit Facility may be increased to $300,000 through the exercise by the Fund of an uncommitted accordion feature, through which existing and new lenders may, at their option, agree to provide additional financing. Effective May 22, 2025, in connection with the closing of the 2025 Debt Securitization (discussed further below), the maximum principal amount increased to $100,000. The SMBC Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.

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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the SMBC Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the SMBC Revolving Credit Facility. As of March 31, 2026, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.125% per annum.

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

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$487	$—
Unused fees	68	—
Amortization of deferred financing costs	112	—
Total interest and debt financing expenses	$667	$—

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

For the three months ended March 31, 2026 and 2025, the components of interest expense related to CLO-I were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$4,228	$4,816
Amortization of debt issuance costs	112	112
Total interest and debt financing expenses	$4,340	$4,928

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
For the three months ended March 31, 2026 and 2025, the components of interest expense related to CLO-II were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$4,871	$—
Amortization of debt issuance costs	139	—
Total interest and debt financing expenses	$5,010	$—

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Summary of Secured Borrowings
The Fund’s debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Bank of America Credit Facility	Scotiabank Credit Facility	SMBC Revolving Credit Facility	CLO-I	CLO-II	Total
Total Commitment	$350,000	$450,000	$100,000	$306,000	$355,000	$1,561,000
Amount Outstanding (1)	145,500	117,000	70,500	306,000	355,000	994,000
Unused Portion (2)	204,500	333,000	29,500	—	—	567,000
Amount Available (3)	200,400	327,546	29,500	—	—	557,446
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
For the three months ended March 31, 2026 and 2025, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$11,874	$13,669
Unused fees	509	292
Amortization of deferred financing and debt issuance costs	606	279
Total interest and debt financing expenses	$12,989	$14,240
Average interest rate (1)	5.86%	6.60%
Average daily borrowings	$856,556	$858,328
______________
(1)Average interest rate includes borrowing interest expense and unused fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of March 31, 2026 and December 31, 2025:

	Payments Due by Period
As of March 31, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$145,500	$—	$—	$145,500	$—
Scotiabank Credit Facility	117,000	—	—	—	117,000
SMBC Revolving Credit Facility	70,500	—	—	70,500
CLO-I	306,000	—	—	—	306,000
CLO-II	355,000	—	—	—	355,000
Total debt obligations	$994,000	$—	$—	$216,000	$778,000

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$67,000	$—	$—	$67,000	$—
Scotiabank Credit Facility	46,000	—	—	—	46,000
SMBC Revolving Credit Facility	21,500	—	—	21,500	—
CLO-I	306,000	—	—	—	306,000
CLO-II	355,000	—	—	—	355,000
Total debt obligations	$795,500	$—	$—	$88,500	$707,000
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2026 and December 31, 2025 for any such exposure.
As of March 31, 2026 and December 31, 2025, the Fund had the following unfunded investment commitments:

Portfolio Company	March 31, 2026	December 31, 2025
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$3,144	$3,580
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,271	1,611
ACP Maverick Holdings, Inc. - Delayed Draw Loan	683	683
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	19	19
All Star Recruiting Locums, LLC (All Star Healthcare Solutions) - Delayed Draw Loan	3,943	3,943
All4 Buyer, LLC - Delayed Draw Loan	1,328	1,602
Alta Buyer, LLC - Revolving Loan	2,802	—
AmerCareRoyal, LLC - Delayed Draw Loan	3,307	3,307
Apex Service Partners, LLC - Delayed Draw Loan	4,587	5,170
Apex Service Partners, LLC - Revolving Loan	596	812
Aprio Advisory Group, LLC - Delayed Draw Loan	12,414	12,414
Aprio Advisory Group, LLC - Revolving Loan	755	1,133
Arax Investment Partners Holdings, LLC - Delayed Draw Loan	—	2,100
Arax MidCo, LLC - Delayed Draw Loan	—	3,492
ARC Health OPCO, LLC - Delayed Draw Loan	1,667	1,667
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	281	281
Arctiq, Inc. - Delayed Draw Loan	3,945	—
Ascend Partner Services LLC - Delayed Draw Loan	—	379

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
Astra Service Partners, LLC - Delayed Draw Loan	2,259	2,824
AWP Group Holdings, Inc. - Delayed Draw Loan	1,978	1,978
Beantown Holdings, Inc. - Delayed Draw Loan	4,818	4,818
Big Apple Advisory, LLC - Delayed Draw Loan	3,152	3,324
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bishop Street Underwriters LLC - Delayed Draw Loan	8,157	—
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,019	1,019
Bounteous, Inc. - Delayed Draw Loan	7,279	7,279
Bradford Soap International, Inc. - Delayed Draw Loan	2,514	2,514
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	4,750	4,750
Canopy Service Partners, LLC	6,425	—
Chicago US Midco III, LP - Delayed Draw Loan	1,293	1,293
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	7,617	442
CMP Ren Partners I-A LP (LMI Consulting, LLC)	2	2
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	6	6
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	1	1
Coalesce Diamond Coinvest, L.P.	200	200
Cobalt Service Partners, LLC - Delayed Draw Loan	3,405	6,468
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	1,258	1,258
Coding Solutions Acquisition, Inc. - Revolving Loan	1,101	1,101
Cohen Advisory, LLC - Delayed Draw Loan	4,073	4,073
Cohnreznick Advisory LLC - Delayed Draw Loan	1,008	2,532
Columbia Home Services LLC - Delayed Draw Loan	442	442
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.) - Delayed Draw Loan	1,000	1,000
COP Village Green Acquisitions, Inc. (Village Green Holding) - Delayed Draw Loan	536	536
CPL Consultants, LLC - Delayed Draw Loan	6,029	—
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	3,487	3,487
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	2,567	2,567
Davidson Hotel Company LLC - Delayed Draw Loan	846	893
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	2,553	2,553
Emburse, Inc. - Delayed Draw Loan	529	529
Emburse, Inc. - Revolving Loan	568	568
Env Automation Acquisition,LLC - Delayed Draw Loan	4,343	5,129
Environ Energy, LLC - Delayed Draw Loan	5,637	6,711
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	563	563
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	2,051	2,051
Excel Fitness Consolidator LLC - Delayed Draw Loan	1,677	1,677
Exterro, Inc. - Delayed Draw Loan	1,797	1,797
FirstCall Mechanical Group, LLC - Delayed Draw Loan	—	4,400
FoodScience, LLC - Delayed Draw Loan	3,737	3,737
Force Electrical Buyerco, LLC - Delayed Draw Loan	10,641	11,393
Gannett Fleming, Inc. - Revolving Loan	1,279	2,131
GNX HBS PARENT, LLC - Delayed Draw Loan	4,266	4,266
GreyLion TGNL Holdings	153	153
Health Management Associates, Inc. - Delayed Draw Loan	2,384	—
Heartland Paving Partners, LLC - Delayed Draw Loan	621	621
Hermod Co-Invest, LP	19	19
HLSG Intermediate, LLC - Delayed Draw Loan	2,591	—
HMN Acquirer Corp. - Delayed Draw Loan	2,144	2,144
Hyphen Solutions, LLC - Delayed Draw Loan	1,444	1,444
Impact Advisors, LLC - Delayed Draw Loan	7,100	7,143
Impact Parent Corporation (Impact Environmental Group) - Delayed Draw Loan	18	84
Industrial Air Flow Dynamics, Inc. - Delayed Draw Loan	4,167	4,167

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
INS Co-Invest LP (Inszone)	3	3
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	—	1,649
Kenco PPC Buyer LLC - Delayed Draw Loan	4,920	4,920
KENE Acquisition, Inc. (aka Entrust) - Delayed Draw Loan	—	1,430
KENE Acquisition, Inc. (aka Entrust) - Revolving Loan	—	197
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	8,455	—
Knight AcquireCo, LLC - Delayed Draw Loan	3,439	3,439
KRIV Acquisition Inc. (Riveron) - Revolving Loan	362	—
KRIV Acquisition, Inc. (Riveron) - Delayed Draw Loan	9,690	7,045
Lavie Group, Inc. - Delayed Draw Loan	2,132	2,132
Legacy Service Partners, LLC - Delayed Draw Loan	11,961	11,998
LH Equity Investors, L.P.	—	56
LJ Avalon Holdings, LLC - Delayed Draw Loan	2,618	—
Low Voltage Holdings Inc. - Delayed Draw Loan	368	457
Low Voltage Holdings Inc. - Revolving Loan	311	311
M&S Holdings Buyer, Inc. - Delayed Draw Loan	941	941
MEI Buyer LLC - Delayed Draw Loan	1,391	1,391
Mobile Communications America, Inc. - Delayed Draw Loan	3,920	3,920
MPG Parent Holdings, LLC (Market Performance Group) - Delayed Draw Loan	3,473	3,473
Naturpak PPC Buyer LLC - Delayed Draw Loan	2,070	2,070
New You Bariatric Group, LLC - Delayed Draw Loan	80	80
Online Labels Group, LLC - Delayed Draw Loan	499	499
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	11,219	17,583
Ovation Holdings, Inc. - Delayed Draw Loan	3,028	372
Perennial Services Group, LLC - Delayed Draw Loan	6,304	11,348
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,571	1,571
PMI (US) Bidco, Inc. - Delayed Draw Loan	690	—
PN Buyer, Inc. - Delayed Draw Loan	4,444	4,444
PT Intermediate Holdings III, LLC - Delayed Draw Loan	166	166
R Arax Co-Invest UB, LP (Arax Investment Partners)	404	404
R Chapel Avenue Holdings Co-Invest UB, LP	349	349
RailPros Parent, LLC - Delayed Draw Loan	2,211	3,158
RailPros Parent, LLC - Revolving Loan	1,579	1,579
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	8,107	8,727
Razor Light, Inc. - Delayed Draw Loan	3,587	—
Razor Light, Inc. - Revolving Loan	2,758	—
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	1,030	1,030
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	3,078	3,187
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	775	775
RMS Energy Borrower LLC - Delayed Draw Loan	1,754	2,999
Rose Paving, LLC - Delayed Draw Loan	—	146
Safety Infrastructure Services Intermediate LLC - Delayed Draw Loan	1,473	2,576
SCIC Buyer, Inc. - Delayed Draw Loan	2,323	2,323
Secretariat Advisors LLC - Delayed Draw Loan	835	835
SI Solutions, LLC - Delayed Draw Loan	3,960	3,960
SkyKnight Financial Holdings LP	40	40
SkyMark Refuelers, LLC - Delayed Draw Loan	9,972	9,972
Smith & Howard Advisory LLC - Delayed Draw Loan	1,460	99
Specialist Resources Global Inc. - Delayed Draw Loan	—	11,790
Specialty Manufacturing Holdings, LLC - Delayed Draw Loan	1,879	—
Sugar PPC Buyer LLC (Sugar Foods) - Delayed Draw Loan	3,043	3,043
Syndigo LLC - Revolving Loan	1,351	1,777
Tau Buyer, LLC - Delayed Draw Loan	1,165	1,165
Tau Buyer, LLC - Revolving Loan	1,170	1,445

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
TBRS, Inc. - Delayed Draw Loan	949	949
TBRS, Inc. - Revolving Loan	1,243	1,243
Thermostat Purchaser III, Inc. - Delayed Draw Loan	9,094	9,375
Thompson Safety LLC - Delayed Draw Loan	11,564	12,177
Thompson Safety LLC - Revolving Loan	1,159	1,364
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	3,157	902
USA Industries Holdings LLC - Delayed Draw Loan	3,470	3,470
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	6,338	1,148
USALCO - Delayed Draw Loan	—	61
Vensure Employer Services, Inc. - Delayed Draw Loan	2,093	250
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	—	1,349
Vertex Service Partners, LLC - Delayed Draw Loan	7,194	7,194
Vessco Midco Holdings, LLC - Delayed Draw Loan	350	792
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Victors CCC Buyer LLC (CrossCountry Consulting) - Delayed Draw Loan	1,011	—
VMG Holdings LLC (VMG Health) - Delayed Draw Loan	—	569
VSC Specialty Molding Acquisition LLC - Delayed Draw Loan	366	3,230
Watermill Express, LLC - Delayed Draw Loan	1,900	1,900
WCI-Momentum Bidco, LLC - Delayed Draw Loan	699	699
WSB Engineering Holdings Inc. - Delayed Draw Loan	6,085	6,085
Yard-Nique, Inc. - Delayed Draw Loan	3,420	—
Total unfunded commitments (1)	$380,162	$359,377
_______________
(1)Represents the full amount of the Fund's commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Fund and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
The Fund seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of March 31, 2026, the Fund had adequate financial resources to satisfy its unfunded investment commitments.
8. NET ASSETS
In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares for each class.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share, and on March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. As of March 31, 2026, TIAA owned 3,347,667 shares of the Fund’s Class I shares of beneficial interest both directly and indirectly through private funds in which TIAA is the sole investor or that TIAA controls.
On the Escrow Break Date, the Fund had satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares for the three months ended March 31, 2026 (dollars in thousands except share amounts):

	March 31, 2026
	Shares	Amount
CLASS S
Subscriptions	136,572	$3,305
Share transfers between classes	(18,056)	(438)
Distributions reinvested	17,072	413
Share repurchases, net of early repurchase deduction	(13,771)	(330)
Net increase (decrease)	121,817	$2,950
CLASS D
Subscriptions	42,977	$1,045
Share transfers between classes	—	—
Distributions reinvested	19,194	466
Share repurchases, net of early repurchase deduction	(4,949)	(119)
Net increase (decrease)	57,222	$1,392
CLASS I
Subscriptions	4,285,709	$103,936
Share transfers between classes	18,004	438
Distributions reinvested	446,823	10,838
Share repurchases, net of early repurchase deduction	(1,733,371)	(41,392)
Net increase (decrease)	3,017,165	$73,820

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares for the three months ended March 31, 2025 (dollars in thousands except share amounts):

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
The following tables present each month-end net offering price for Class S, Class D, and Class I Common Shares, which equals their respective NAV per share, for the three months ended March 31, 2026 and 2025.

	Net Offering Price Per Share
For The Months Ended	Class S	Class D	Class I
January 31, 2026	$24.21	$24.28	$24.28
February 28, 2026	$24.09	$24.16	$24.16
March 31, 2026	$23.94	$24.02	$24.02

	Net Offering Price Per Share
For the Months Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Distributions

The following tables summarize the Fund’s distributions recorded during the for the three months ended March 31, 2026 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.153	$279
February 25, 2026	February 28, 2026	March 27, 2026	$0.153	$288
March 27, 2026	March 31, 2026	April 28, 2026	$0.153	$291

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.165	$217
February 25, 2026	February 28, 2026	March 27, 2026	$0.165	$219
March 27, 2026	March 31, 2026	April 28, 2026	$0.165	$220

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.170	$9,493
February 25, 2026	February 28, 2026	March 27, 2026	$0.170	$9,702
March 27, 2026	March 31, 2026	April 28, 2026	$0.170	$9,994
_______________
(1)Distributions are net of distribution and servicing fees.

The following tables summarize the Fund’s distributions recorded during the three months ended March 31, 2025 (dollars in thousands except per share amounts):

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
As of March 31, 2026, a portion of the Fund’s distributions resulted from expense support from an affiliate of the Adviser, and future distributions may result from expense support from an affiliate of the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance and can only be sustained if the Fund achieves positive investment performance in future periods and/or an affiliate of the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.
The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the three months ended March 31, 2026 (dollars in thousands except share and per share amounts):

	Class S		Class D		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.459	$858	$0.495	$656	$0.510	$29,189
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$0.459	$858	$0.495	$656	$0.510	$29,189

The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the three months ended March 31, 2025 (dollars in thousands except share and per share amounts):

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
The following table presents the share repurchases completed for the three months ended March 31, 2026 and 2025 (dollars in thousands except share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2026	Class I	March 27, 2026	$24.02	$41,392	1,733,371
February 28, 2026	Class D	March 27, 2026	$24.02	$119	4,949
February 28, 2026	Class S	March 27, 2026	$23.94	$330	13,771
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.25	$24.32	$24.32
Net investment income (1)	0.44	0.48	0.50
Net realized gains (losses) (1)	(0.03)	(0.03)	(0.03)
Net change in unrealized appreciation (depreciation) (1)	(0.26)	(0.26)	(0.26)
Net increase (decrease) in net assets resulting from operations	0.15	0.19	0.21
Shareholder distributions (2)	(0.46)	(0.50)	(0.51)
Early repurchase deduction fees (8)	—	—	—
Other (3)	—	0.01	—
Net asset value, end of period	$23.94	$24.02	$24.02

Supplemental Data:
Net assets, end of period	$45,238	$31,910	$1,370,259
Shares outstanding, end of period	1,889,373	1,328,570	57,051,748
Total return (4)	0.62%	0.80%	0.87%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	7.39%	6.71%	6.57%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	7.15%	6.48%	6.34%
Ratio of net investment income to average net assets (5)	7.26%	7.89%	8.18%
Portfolio turnover rate (7)	2.08%	2.08%	2.08%
Asset coverage ratio (9)	245.61%	245.61%	245.61%
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Fund’s distribution reinvestment plan), divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total return is not annualized for any period shorter than one year.
(5)Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income to average net assets includes the effect of expense support and the waiver of 50% of the income based incentive fees for the period from February 1, 2026 through March 31, 2026. Ratios are annualized for periods less than one year. Income-based incentive fees waiver is accounted for through the expiration date of the waiver and is not annualized.
(6)The ratio of interest and debt financing expenses to average net assets for the three months ended March 31, 2026 was 3.69%, 3.68% and 3.72% for Class S, Class D, and Class I shares, respectively, and is annualized for periods less than one year.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following is a schedule of consolidated financial highlights for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.74	$24.79	$24.80
Net investment income (1)	0.67	0.71	0.72
Net realized gains (losses) (1)	0.01	0.01	0.01
Net change in unrealized appreciation (depreciation) (1)	(0.29)	(0.29)	(0.29)
Net increase (decrease) in net assets resulting from operations	0.39	0.43	0.44
Shareholder distributions (2)	(0.55)	(0.59)	(0.60)
Other (3)	—	—	—
Net asset value, end of period	$24.58	$24.63	$24.64

Supplemental Data:
Net assets, end of period	$23,121	$21,226	$865,718
Shares outstanding, end of period	940,627	861,696	35,134,307
Total return (4)	1.58%	1.72%	1.79%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	11.09%	9.98%	9.98%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	10.09%	9.02%	9.00%
Ratio of net investment income to average net assets (5)	10.28%	10.52%	10.92%
Portfolio turnover rate (7)	3.67%	3.67%	3.67%
Asset coverage ratio (8)	196.51%	196.51%	196.51%
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Fund’s distribution reinvestment plan), divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total return is not annualized for any period shorter than one year.
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

10. SUBSEQUENT EVENTS

The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2026, except as discussed below.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Distributions
On April 29, 2026, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on or about May 28, 2026 to shareholders of record as of April 30, 2026.

Net Distribution
Class I Common Shares	$0.170
Class S Common Shares	$0.153
Class D Common Shares	$0.165
Subscriptions
Subsequent to the fiscal quarter ended March 31, 2026, the Fund received approximately $55.7 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of May 11, 2026. As of May 11, 2026, the Fund has raised total gross proceeds of $1.5 billion in the continuous offering of its Common Shares.
Acquisition of Nuveen Churchill BDC V
On May 1, 2026, the Fund completed its previously announced acquisition (the “Asset Purchase”) of substantially all of the assets of Nuveen Churchill BDC V (“BDC V”). The Asset Purchase was completed pursuant to a purchase and sale agreement, dated April 1, 2026 (the “BDC V Purchase Agreement”), by and between the Fund and BDC V. The board of trustees of each of the Fund and BDC V, including a majority of the independent trustees of the Fund and BDC V, approved the BDC V Purchase Agreement and the transactions contemplated thereby, including the Asset Purchase, consistent with the requirements of Rule 17a-8 under the 1940 Act. In addition, the BDC V Purchase Agreement and the transactions contemplated thereby, including the Asset Purchase, were approved by BDC V’s shareholders at a virtual shareholder meeting held on April 30, 2026.
The Fund and BDC V are affiliated BDCs externally managed by the Adviser and Churchill, respectively. Churchill also serves as a sub-adviser to the Fund under the CAM Sub-Advisory Agreement, pursuant to which the Adviser has delegated substantially all of its daily portfolio management obligations under the Advisory Agreement to Churchill. Further, the same individuals who serve as trustees on the Fund’s board of trustees also serve as trustees on BDC V’s board of trustees, except that the Fund’s board of trustees includes one additional trustee who is an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Fund who does not serve on BDC V’s board of trustees.

Pursuant to the BDC V Purchase Agreement, at the Effective Time (as defined in the BDC V Purchase Agreement), the Fund delivered to BDC V an aggregate purchase price of $346,954, equal to the net asset value of BDC V as of April 29, 2026 (the “Purchase Price”), at which time BDC V sold, transferred, assigned and conveyed to the Fund substantially all of its assets, and the Fund assumed all of BDC V’s liabilities, including $511,000 of indebtedness outstanding under BDC V’s credit facility.

The Fund funded the Purchase Price with $337,313 of borrowings under the Bank of America Credit Facility and the ScotiaBank Credit Facility.

Citi Credit Facility

On May 11, 2026, the Fund entered into a credit and security agreement (the “Citi Credit Agreement” and the credit facility thereunder, the “Citi Credit Facility”) with its direct wholly-owned subsidiary, SPV V, as borrower, the Fund, as equityholder and collateral manager, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian. The Fund will serve as collateral manager to SPV V under the Citi Credit Agreement and will waive any management fee that the Fund is due in consideration for providing these services. The Citi Credit Agreement (i) provides an initial facility amount of up to $150,000 and (ii) has a reinvestment period initially ending on November 11, 2026 and a final maturity date on May 10, 2027.

In connection with the Citi Credit Agreement, the Fund, as transferor, and SPV V, as transferee, entered into a Loan Sale and Contribution Agreement, pursuant to which the Fund will transfer to SPV V certain originated or acquired loans and related assets from time to time.

The obligations of SPV V under the Citi Credit Agreement are secured by substantially all of the assets held by SPV V. The interest rate charged on the Citi Credit Facility is based on Term SOFR plus an applicable margin of at least 1.125% per annum. In

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

addition, SPV V is required to pay, among other fees, a commitment fee of 0.25% on any unused portion of the Citi Credit Facility from May 11, 2026 through August 11, 2026. Beginning on August 12, 2026, the commitment fee on any unused portion of the Citi Credit Facility will equal (i) 0.25% per annum if the average utilization rate is greater than or equal to 90.0%, (ii) 0.50% per annum if the average utilization rate is less than 90.0% and greater than or equal to 70.0%, and (iii) the Weighted Average Applicable Margin (as defined in the Administrative Agent Fee Letter) if the average utilization rate is less than 70.0%.

Under the Citi Credit Agreement, the Fund and SPV V, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Citi Credit Agreement includes usual and customary events of default for facilities of this nature.

Proceeds from the Citi Credit Facility will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The information in this section contains forward-looking statements, which relate to future events or the future performance or financial condition of Nuveen Churchill Private Capital Income Fund, including its wholly owned subsidiaries (collectively, "we", "us", "our", or the "Fund") and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We primarily invest in first-lien senior secured debt (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, and subordinated debt (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We target an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in Equity Co-Investments. To support our share repurchase program, we also will generally invest 5% to 10% of our assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”). While we seek to achieve the targets described above, the composition of the Fund’s investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities. For example, it is possible that the Fund will, from time to time, maintain a portfolio exclusively comprised of Senior Loan Investments, Junior Capital Investments or other fixed-income instruments.
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
Churchill NCPCIF CLO-I LLC (“CLO-I” and f/k/a “SPV I”), Churchill NCPCIF CLO-II LLC (“CLO-II”), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), NCPCIF SPV III, LLC (“SPV III”), NCPCIF BSL SPV I, LLC (“BSL SPV I”), and NCPCIF SPV V, LLC (“SPV V”) are wholly owned subsidiaries of the Fund and are consolidated in these consolidated financial statements commencing from the date of their respective formation.
On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and SPV I and, in connection therewith, the Fund entered into a promissory note with TIAA and issued Class I shares to TIAA.
On December 11, 2024, we completed the acquisition of substantially all of the assets of Nuveen Churchill Private Credit Fund (“NCPCF” and the acquisition of NCPCF, the “NCPCF Acquisition”) pursuant to a Purchase and Sale Agreement, dated

October 23, 2024 (the “NCPCF Purchase Agreement”), between the Fund and NCPCF. Prior to NCPCF’s dissolution, the Fund and NCPCF were affiliated BDCs, and NCPCF was externally managed by Churchill. Pursuant to the NCPCF Purchase Agreement, at the Effective Time (as defined in the NCPCF Purchase Agreement), we delivered to NCPCF an aggregate purchase price of $221.0 million, equal to the net asset value of NCPCF as of December 9, 2024, at which time NCPCF sold, transferred, assigned and conveyed to us substantially all of its assets, and we assumed all of NCPCF’s liabilities, including $281.5 million of indebtedness outstanding under the Scotiabank Credit Facility (as defined below).
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
Key Components of Our Results of Operations
Investments
Our level of investment activity varies substantially from period to period depending on many factors, including the amount we have available to invest, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition and refinancing activity in the middle market, prevailing interest rates and capital market conditions, the general economic environment, and the competitive environment for the types of investments we make.
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three months ended March 31, 2026 and 2025 is presented below (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net funded investment activity
New gross commitments at par (1)	$362,467	$207,358
Net investments funded	321,609	216,122
Investments sold or repaid	(47,451)	(64,403)
Net funded investment activity	$274,158	$151,719

Gross commitments at par (1)
First-lien debt	$348,126	$200,363
Subordinated debt	2,526	5,931
Equity investments	11,815	1,064
Total gross commitments	$362,467	$207,358

Portfolio company activity
Portfolio companies, beginning of period	319	275
Number of new portfolio companies	28	17
Number of exited portfolio companies	(10)	(4)
Portfolio companies, end of period	337	288
Count of investments	660	513
Count of industries	30	30

New Investment Activity
Weighted average annual interest rate on new debt investments at par	8.17%	8.81%
Weighted average annual interest rate on new floating rate debt investments at par	8.15%	8.67%
Weighted average spread on new floating rate debt investments at par	4.46%	4.39%
Weighted average annual coupon on new fixed rate debt investments at par	12.00%	13.31%
Weighted average annual interest rate on exited or repaid investments at par	7.23%	9.30%
________
(1) Gross commitments at par includes unfunded investment commitments.

As of March 31, 2026, our debt investment portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $90.4 million.(1)
•Weighted average of 2.6x interest coverage ratio for our first-lien loans.(2)
•Weighted average of 4.7x net leverage.(3)
•Weighted average loan-to-value of 41.8%.(4)
•Approximately 73.0% of our debt investments have financial maintenance covenants.(5)
_______________
(1) These calculations include all private debt investments for which fair value is determined by our Adviser in its capacity as the valuation designee (the “Valuation Designee”) of the Fund's board of trustees (the “Board”) and excludes quoted assets. Including quoted assets, the weighted average reporting annual EBITDA is $186.7 million. Amounts are weighted based on the fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.

(2) The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes Junior Capital Investments and Equity Co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 60.67% of our total investments, and 65.31% of our total first lien loan investments, in each case based upon fair value.
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
(5) Represents the percentage of Senior Loan Investments and Junior Capital Investments with one or more financial maintenance covenants and excludes debt investments in liquid fixed-income securities (including broadly syndicated loans). Including debt investments in liquid fixed-income securities, approximately 67.95% our total debt investments have financial maintenance covenants.

As of March 31, 2026 and December 31, 2025, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$2,268,846	$2,244,479	92.90%	$2,009,009	$2,001,896	92.86%
Subordinated Debt (1)	117,227	114,088	4.72%	112,927	110,299	5.12%
Equity Investments	54,159	57,413	2.38%	42,675	43,651	2.02%
Total	$2,440,232	$2,415,980	100.00%	$2,164,611	$2,155,846	100.00%
Largest portfolio company investment	$29,721	$29,727	1.23%	$29,783	$29,796	1.38%
Average portfolio company investment	$7,241	$7,169	0.30%	$6,786	$6,758	0.31%
_______________
(1)As of March 31, 2026, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $62,010, mezzanine debt of $50,737 and structured debt of $1,341, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $64,429, mezzanine debt of $51,446 and structured debt of $1,352. As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $61,168, mezzanine debt of $47,832 and structured debt of $1,299, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $63,332, mezzanine debt of $48,295, and structured debt of $1,300.

The industry composition of our portfolio as a percentage of fair value as of March 31, 2026 and December 31, 2025 was as follows:

Industry	March 31, 2026	December 31, 2025
Aerospace & Defense	1.79%	1.53%
Automotive	1.01%	1.37%
Banking, Finance, Insurance & Real Estate	5.93%	6.54%
Beverage, Food & Tobacco	5.26%	4.82%
Capital Equipment	8.13%	7.90%
Chemicals, Plastics & Rubber	1.44%	1.53%
Construction & Building	6.28%	6.53%
Consumer Goods: Durable	1.43%	1.65%
Consumer Goods: Non-durable	2.57%	3.02%
Containers, Packaging & Glass	1.25%	0.85%
Energy: Electricity	1.86%	1.98%
Energy: Oil & Gas	0.56%	0.58%
Environmental Industries	3.79%	3.92%
Healthcare & Pharmaceuticals	14.23%	13.80%
High Tech Industries	9.01%	8.13%
Hotel, Gaming & Leisure	0.39%	0.32%
Media: Advertising, Printing & Publishing	0.69%	0.78%
Media: Broadcasting & Subscription	0.14%	0.18%
Media: Diversified & Production	0.21%	0.21%
Metals & Mining	0.07%	0.07%
Retail	0.08%	—%
Services: Business	18.40%	18.85%
Services: Consumer	4.96%	3.68%
Sovereign & Public Finance	0.38%	0.42%
Telecommunications	1.70%	1.93%
Transportation: Cargo	1.54%	1.73%
Transportation: Consumer	0.76%	1.02%
Utilities: Electric	3.52%	4.03%
Utilities: Water	0.84%	0.69%
Wholesale	1.78%	1.94%
Total	100.00%	100.00%

As of March 31, 2026, our exposure to the software sector represented 6.00% of our total portfolio, at fair value. The estimate of software exposure (i) includes any borrower whose business model reflects the operating or structural characteristics of a software company, regardless of its industry classification, and (ii) excludes technology-adjacent companies, such as managed service providers and systems integrators, that may be assigned to 'High-Tech Industries' under Moody's industry classification, but do not derive revenue from the licensing or subscription of proprietary software. As a result, certain borrowers classified within 'High-Tech Industries' in the table above are excluded from the software sector estimate, while certain borrowers classified in other industries are included, based on whether they derive revenue from proprietary software licensing or subscriptions. We believe this estimate is an accurate representation of our software sector exposure. Results will differ, in some cases significantly, if an alternative industry classification methodology were applied.
The weighted average yields of our investments as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at cost (1)	8.68%	8.82%
Weighted average yield on debt and income producing investments, at fair value (2)	8.78%	8.86%
Percentage of debt investments bearing a floating rate	96.00%	95.73%
Percentage of debt investments bearing a fixed rate	4.00%	4.27%
_______________
(1)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of March 31, 2026 was 8.68%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2025 was 8.82%.
(2)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of March 31, 2026 was 8.78%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2025 was 8.86%.
As of March 31, 2026, 85.48% and 85.60% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2025, 85.29% and 85.29% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio, and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 8.82% to 8.68% from December 31, 2025 to March 31, 2026. The decrease in weighted average yields was primarily due to overall tightening of spreads in newly originated investments and lower base interest rates.
Private equity mergers and acquisitions activity entered the first quarter of 2026 with early momentum before experiencing a meaningful slowdown, as market volatility stemming from global trade policy uncertainty, rising geopolitical tensions, and concerns surrounding the impact of artificial intelligence on certain industries disrupted deal flow during the period. M&A pipelines had been reopening heading into the quarter as buyer-seller valuation gaps narrowed and extended hold periods created incentives for sponsors to transact as their investment periods matured. While private equity-backed transaction volumes showed improvement earlier in the quarter, deal activity moderated in March as renewed macro risks weighed on market sentiment. Nevertheless, substantial dry powder remains available, and a stabilization of market conditions could support a resumption of deal activity. Repayment activity decreased slightly during the first quarter of 2026 compared to prior periods, as market volatility and a risk-off environment among lenders modestly constrained new transaction activity and refinancing volumes. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well-positioned to benefit from a market recovery when conditions stabilize.

In addition to market volatility and uncertainty, certain broader macro-economic risks remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. To the extent tariff policies are modified or customs refunds are processed, such developments could partially mitigate the impact on affected portfolio companies, though the timing and magnitude of any such adjustments remain uncertain. Additionally, rising geopolitical tensions have contributed to capital market volatility and upward pressure on inflation, further complicating the macro-economic outlook. While we have not observed significant energy input cost increases affecting our portfolio companies to date, we continue to monitor the potential effect of energy price volatility on portfolio company operating costs and margins. The rapid evolution and adoption of artificial intelligence technologies may also create both opportunities and challenges for certain businesses, potentially reshaping competitive dynamics, operational models, and workforce requirements across industries. In light of these dynamics, we are closely monitoring the performance and outlook of our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, pricing power, strong free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions or competitive market dynamics will not adversely impact certain of our portfolio companies, which could impact our future results.

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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	March 31, 2026			December 31, 2025
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	55,945	2.32%	5	72,748	3.37	5
4	1,960,926	81.16%	217	1,707,845	79.22	206
5	141,090	5.84%	22	130,449	6.05	21
6	70,260	2.91%	9	70,810	3.28	9
7	1,714	0.07%	1	—	—	—
8	9,187	0.38%	2	9,506	0.44	2
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$2,239,122	92.68%	256	$1,991,358	92.36%	243
_______________
(1)Liquid Investments managed by the leveraged finance division of Nuveen Asset Management are excluded from the investment ratings table. As of March 31, 2026, there were 81 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $176,858 or 7.32% of the portfolio. As of December 31, 2025, there were 76 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $164,488 or 7.64% of the portfolio.
As of March 31, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively. As of March 31, 2026, we had an investment in one portfolio company on non-accrual status. The cost of the investment on non-accrual status was $0.2 million, which represents approximately 0.01% of total investments at cost. As of December 31, 2025, we had an investment in one portfolio company on non-accrual status. The cost of the investment on non-accrual status was $0.2 million, which represents approximately 0.01% of total investments at cost.

Results of Operations
Operating results for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$48,210	$40,913
Payment-in-kind interest income	2,315	1,544
Other income	220	176
Total investment income	50,745	42,633

Expenses:
Interest and debt financing expenses	12,989	14,240
Management fees (See Note 5)	2,635	1,602
Income based incentive fees (See Note 5)	4,864	3,876
Professional fees	924	480
Board of Trustees’ fees	125	131
Administration fees (See Note 5)	514	429
Other general and administrative expenses	682	410
Distribution and shareholder servicing fees
Class S	94	46
Class D	16	10
Offering costs	236	187
Total expenses	23,079	21,411
Expense support (See Note 5)	(424)	(162)
Management fees waived (See Note 5)	—	(801)
Incentive fees waived (See Note 5)	(1,604)	(3,876)
Net expenses	21,051	16,572
Net investment income	29,694	26,061

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(2,022)	212
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(15,487)	(10,431)
Income tax (provision) benefit	(366)	6
Total net change in unrealized appreciation (depreciation):	(15,853)	(10,425)
Total net realized and unrealized gain (loss) on investments	(17,875)	(10,213)

Net increase (decrease) in net assets resulting from operations	$11,819	$15,848

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income increased to $50.7 million for the three months ended March 31, 2026, from $42.6 million for the three months ended March 31, 2025, primarily due to an increase in our deployed capital. This increase was partially offset by a decrease in the weighted average yield on our debt and income-producing investments due to market spread tightening and a decline in SOFR. As of March 31, 2026, the size of our portfolio increased to $2.4 billion from $1.8 billion as of March 31, 2025, at cost. As of March 31, 2026, the weighted average yield of our debt and income-producing investments decreased to 8.68% from 9.48% as of March 31, 2025, at cost, primarily due to overall tightening of spreads in newly originated investments during 2025, the refinancing or repricing of existing portfolio companies to marginally lower spreads, and the decline in base interest rates. We expect our portfolio and investment income to continue growing as we raise and deploy capital through our offering. Shifts in base interest rates, such as SOFR and other applicable benchmark rates, may affect our investment income.
Expenses
Total expenses before expense support and waived fees increased to $23.1 million for the three months ended March 31, 2026, from $21.4 million for the three months ended March 31, 2025.
Interest and debt financing expenses decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a lower average interest rate. The average interest rate for the three months ended March 31, 2026 was 5.86%, compared to 6.60% for the three months ended March 31, 2025. The average daily borrowings for the three months ended March 31, 2026 were $856.6 million, compared to $858.3 million for the three months ended March 31, 2025.
Our Adviser had waived 100% of the management fee from the Escrow Break Date through May 31, 2024, then waived 50% of the management fee for the period from June 1, 2024 through May 31, 2025. The increase in management fees for the three months ended March 31, 2026 was primarily attributable to the increase in our net assets and the expiration of the fee waivers.

Additionally, our Adviser waived 100% of incentive fees on income through May 31, 2025, and waived 50% of incentive fees on income for February and March 2026, with no waiver in effect for January 2026. For the three months ended March 31, 2026, income-based incentive fees totaled $4.9 million, of which $1.6 million was waived. The increase in incentive fees for the three months ended March 31, 2026, compared to the same period in 2025, was primarily attributable to higher net investment income and the expiration of the full incentive fee waiver, partially offset by the 50% waiver of incentive fees for February and March 2026. As of March 31, 2026, income-based incentive fees payable to the Adviser totaled $3.3 million. No capital gains incentive fees were incurred during the three months ended March 31, 2026 or 2025.

Other operating expenses also increased as the Fund grew. Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Fund. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. Professional, administration, and other general and administrative fees for the three months ended March 31, 2026 and 2025 were $2.1 million and $1.3 million, respectively.

The expense support amount represents expenses paid on our behalf under the Expense Support Agreement, which are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. For the three months ended March 31, 2026 and 2025, expense support totaled $(0.4) million and $(0.2) million, respectively.

Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended March 31, 2026, we recorded a net realized loss on investments of $(2.0) million, primarily driven by sales of certain debt investments and the amendment of an underperforming debt position, compared to a net realized gain of $0.2 million for the three months ended March 31, 2025.
We recorded a net change in unrealized loss of $(15.5) million for the three months ended March 31, 2026, compared to a net change in unrealized loss of $(10.4) million for the three months ended March 31, 2025. The net change in unrealized loss for the three months ended March 31, 2026 compared to the same period in 2025 primarily resulted from benchmark spread widening and decreases in the fair value of certain underperforming portfolio investments.

Financial Condition, Liquidity and Capital Resources

Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Our liquidity and capital sources are generated primarily from (i) the net proceeds of our offering of Common Shares, (ii) cash flows from income earned from our investments and principal repayments, (iii) proceeds from net borrowings on our financing facilities and CLO debt issuances (discussed further below) and (iv) any future offerings of our equity or debt securities. Due to an uncertain economic outlook, elevated capital market volatility, and evolving macroeconomic conditions, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances. Our primary uses of cash are (i) the purchase of investments in portfolio companies, (ii) funding the cost of operations (including paying the Adviser and the Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program, and (v) cash distributions to the holders of our Common Shares.
As of March 31, 2026, our debt consisted of asset based leverage facilities, a revolving credit facility and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, we are only permitted to borrow amounts such that our asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of March 31, 2026, our asset coverage was 245.61%.
Cash and cash equivalents as of March 31, 2026, taken together with our available debt, are expected to be sufficient to fund our investment activities and operating needs in the near term. As of March 31, 2026, we had $200.4 million available under our Bank of America Credit Facility, $327.5 million available under our Scotiabank Credit Facility, and $29.5 million available under our SMBC Revolving Credit Facility.
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
For the three months ended March 31, 2026, our cash and cash equivalents balance increased by $25.5 million. During that period, $247.8 million was used in operating activities, primarily due to investment purchases of $321.6 million, partially offset by $47.5 million in repayments and sales of investments in portfolio companies. During the same period, $273.3 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $108.3 million and $233.0 million, respectively, partially offset by repayments of secured borrowings of $34.5 million, share repurchases of $13.9 million million, and distributions paid to our shareholders of $18.2 million.
For the three months ended March 31, 2025, our cash and cash equivalents balance increased by $2.0 million. During that period, $100.9 million was used in operating activities, primarily due to investment purchases of $216.1 million, partially offset by $64.4 million in repayments and sales of investments in portfolio companies. During the same period, $102.9 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $86.4 million and $188.0 million, respectively, partially offset by repayments of secured borrowings and distributions paid to our shareholders of $154.5 million and $12.2 million, respectively.
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

Equity
We are authorized to issue an unlimited number of Common Shares. In connection with our formation, we issued an initial 40 Class I shares to TIAA on March 30, 2022, and on March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 shares of the Fund’s Class I shares of beneficial interest at $25.00 per share. As of March 31, 2026, TIAA owned 3,347,667 shares of the Fund’s Class I shares of beneficial interest, both directly and indirectly through private funds in which TIAA is the sole investor or that TIAA controls.
As of June 1, 2023 (the “Escrow Break Date”), we satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow.
The following table presents transactions in Common Shares during the three months ended March 31, 2026 (dollars in thousands except share amounts):

	Three March 31, 2026
	Shares	Amount
CLASS S
Subscriptions	136,572	$3,305
Share transfers between classes	(18,056)	(438)
Distributions reinvested	17,072	413
Share repurchases, net of early repurchase deduction	(13,771)	(330)
Net increase (decrease)	121,817	$2,950
CLASS D
Subscriptions	42,977	1,045
Share transfers between classes	—	—
Distributions reinvested	19,194	466
Share repurchases, net of early repurchase deduction	(4,949)	(119)
Net increase (decrease)	57,222	$1,392
CLASS I
Subscriptions	4,285,709	$103,936
Share transfers between classes	18,004	438
Distributions reinvested	446,823	10,838
Share repurchases, net of early repurchase deduction	(1,733,371)	(41,392)
Net increase (decrease)	3,017,165	$73,820

The following table presents transactions in Common Shares during the three months ended March 31, 2025 (dollars in thousands except share amounts):

	Three March 31, 2025
	Shares	Amount
CLASS S
Subscriptions	189,647	$4,685
Share transfers between classes	(4,050)	(100)
Distributions reinvested	5,539	137
Share repurchases, net of early repurchase deduction	—	—
Net increase (decrease)	191,136	$4,722
CLASS D
Subscriptions	45,922	$1,137
Share transfers between classes	(5,684)	(141)
Distributions reinvested	12,574	311
Share repurchases, net of early repurchase deduction	(5,467)	(135)
Net increase (decrease)	47,345	$1,172
CLASS I
Subscriptions	3,253,184	$80,612
Share transfers between classes	9,723	241
Distributions reinvested	363,382	9,000
Share repurchases, net of early repurchase deduction	(242,124)	(5,965)
Net increase (decrease)	3,384,165	$83,888
The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).
The following table presents each month-end net offering price for Class S, Class D, and Class I Common Shares, which approximately equals their respective NAV per share, for the three months ended March 31, 2026 and 2025:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2026	$24.21	$24.28	$24.28
February 28, 2026	$24.09	$24.16	$24.16
March 31, 2026	$23.94	$24.02	$24.02

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64

Distributions

The following tables summarize our distributions recorded for the three months ended March 31, 2026 (dollars in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.153	$279
February 25, 2026	February 28, 2026	March 27, 2026	$0.153	$288
March 27, 2026	March 31, 2026	April 28, 2026	$0.153	$291

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.165	$217
February 25, 2026	February 28, 2026	March 27, 2026	$0.165	$219
March 27, 2026	March 31, 2026	April 28, 2026	$0.165	$220

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.170	$9,493
February 25, 2026	February 28, 2026	March 27, 2026	$0.170	$9,702
March 27, 2026	March 31, 2026	April 28, 2026	$0.170	$9,994
_____________
(1)Distributions are net of distribution and servicing fees.

The following tables summarize our distributions recorded for the three months ended March 31, 2025 (dollars in thousands except per share amounts):

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

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distributions in cash, except for shareholders in certain states. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Tennessee, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
Share Repurchase Program
Beginning with the fiscal quarter ended September 30, 2023, we commenced a share repurchase program in which we intend to repurchase in each quarter, at the discretion of the Board, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board, in its sole discretion, may amend or suspend the share repurchase program if it deems such action to be in the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will consider on at least a quarterly basis whether the continued suspension of the share repurchase program is in the best interest of us and our shareholders and will reinstate the share repurchase program when and if appropriate and subject to its fiduciary duty to us and our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued.
Under the share repurchase program, to the extent we offer to repurchase Common Shares in any particular quarter, we expect to repurchase Common Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders. The repurchase of the Adviser’s shares, if any, will be on the same terms and subject to the same limitations as other shareholders under the share repurchase program.
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

The following tables present the share repurchases completed for the three months ended March 31, 2026 and 2025 (dollars in thousands except share and per share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2026	Class I	March 27, 2026	$24.02	$41,392	1,733,371
February 28, 2026	Class D	March 27, 2026	$24.02	$119	4,949
February 28, 2026	Class S	March 27, 2026	$23.94	$330	13,771
_______________
(1)Amounts shown net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
_______________
(1)Amounts shown net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

Income Taxes

We have elected to be regulated as a BDC under the 1940 Act. We also intend to qualify annually to be treated as a RIC under the Code. So long as we maintain our RIC tax treatment, we generally will not be subject to U.S federal income tax on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. Rather, any tax liability related to income earned and distributed by us would represent obligations of our investors and would not be reflected in our financial statements.
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
To qualify for and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least the sum of (i) 90% of our “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally our ordinary income plus the excess, if any, of our realized net short-term capital gains over our realized net long-term capital losses and (ii) 90% of our net tax-exempt income.
In addition, based on the excise tax distribution requirements, we are subject to a 4% nondeductible U.S. federal excise tax on undistributed income unless we distribute in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax is considered to have been distributed.

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

The most recent amendment on December 19, 2025, among other things: (i) revised the Applicable Rate (as defined in the Bank of America Credit Agreement) calculation for the first three months following the amendment date to the (A) sum of (1) 1.60% multiplied by the lesser of (x) the Adjusted Principal Balance (as defined in the Bank of America Credit Agreement) of all Eligible Collateral Assets (as defined in the Bank of America Credit Agreement) that are Qualifying Syndicated Loans (as defined in the Bank of America Credit Agreement) or (y) 30% of the Adjusted Principal Balance of all Eligible Collateral Assets, plus (2) 1.80% multiplied by (x) the Adjusted Principal Balance of all Eligible Collateral Assets minus the amount determined in clause (II)(i)(a)(y) of the definition of “Applicable Rate” divided by (B) the Aggregate Adjusted Principal Balance (as defined in the Bank of America Credit Agreement); (ii) incorporated an additional Applicable Rate such that, starting after the three-month anniversary of the amendment date, the Applicable Rate will be equal to 1.80% per annum, (iii) extended the availability period from September 19, 2027 to March 19, 2028; (iv) extended the maturity date of the facility from September 19, 2029 to March 19, 2030; and (v) revised the Make-Whole Percentage (as defined in the Bank of America Credit Agreement) from 0.0% to 0.25% for the period from December 19, 2026 through December 19, 2027, and 0.0% thereafter. The maximum amount available under the Bank of America Credit Facility is $350,000.

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

As of March 31, 2026, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.80% per annum. As of March 31, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.88% per annum. Interest is payable monthly in arrears.

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

The total revolving commitment available was increased to $450.0 million, subject to availability governed by a collateralization test, effective February 22, 2026.

Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by the New Borrowers and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of March 31, 2026, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily, plus 2.08% per annum. Interest is payable quarterly. The Fund and the New Borrowers, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility Agreement includes usual and customary events of default for facilities of this nature. Borrowings under the Scotiabank Credit Facility will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.
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
The initial maximum principal amount available under the SMBC Revolving Credit Facility was $50.0 million, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Revolving Credit Facility may be increased to $300.0 million through the exercise by the Fund of an uncommitted accordion feature, through which existing and new lenders may, at their option, agree to provide additional financing. Effective May 22, 2025, in connection with the closing of the 2025 Debt Securitization (discussed further below), the maximum principal amount increased to $100.0 million. The SMBC Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $25.0 million limit for swingline loans.

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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the SMBC Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the SMBC Revolving Credit Facility. As of March 31, 2026, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.125% per annum.

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
CLO-II
On May 22, 2025, the Fund completed a $499.7 million term debt securitization (the “2025 Debt Securitization”).
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
Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	Payments Due by Period
As of March 31, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$145,500	$—	$—	$145,500	$—
Scotiabank Credit Facility	117,000	—	—	—	117,000
SMBC Revolving Credit Facility	70,500	—	—	70,500
CLO-I	306,000	—	—	—	306,000
CLO-II	355,000	—	—	—	355,000
Total debt obligations	$994,000	$—	$—	$216,000	$778,000

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$67,000	$—	$—	$67,000	$—
Scotiabank Credit Facility	46,000	—	—	—	46,000
SMBC Revolving Credit Facility	21,500	—	—	21,500	—
CLO-I	306,000	—	—	—	306,000
CLO-II	355,000	—	—	—	355,000
Total debt obligations	$795,500	$—	$—	$88,500	$707,000
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•the Advisory Agreement;
•the CAM Sub-Advisory Agreement;
•the NAM Sub-Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement.
On August 5, 2025, we and certain of our affiliates were granted an order for co-investment exemptive relief by the SEC based on an updated model of co-investment order that was recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on June 7, 2019 and amended on October 14, 2022. The Order permits us to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when we co-invest with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if we dispose of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure our compliance with the conditions of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.

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
Our obligation to make a Reimbursement Payment will automatically become a liability of ours on the last business day of the applicable calendar month, except to the extent Nuveen Alternative Holdings has waived the right to receive such payment for the applicable month.
The following table presents a cumulative summary of the expense payments and reimbursement payments since our commencement of operations (dollar amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	(379)	—	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	(176)	—	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	(198)	—	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	—	113	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 31, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
September 30, 2025	384	—	—	384	9.82%	September 30, 2028	0.15%
December 31, 2025	413	—	—	413	8.88%	December 31, 2028	0.23%
March 31, 2026	428	—	—	428	8.49%	March 31, 2029	0.16%
Total	$4,959	$—	$(2,413)	$2,546
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

Off-Balance Sheet Arrangements
In the ordinary course of its business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2026 and December 31, 2025. We may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading "Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026.
Valuation of Portfolio Investments
Consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.
Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as our valuation designee (the “Valuation Designee”) to determine the fair value of our investments that do not have readily available market quotations. Pursuant to our valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of our assets for which market quotations are not readily available, subject to the oversight of the Board.
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
Our accounting policy on net realized gains (losses) and investment income recognition is critical because it involves the primary source of our revenue and accordingly is significant to the financial results as disclosed in our consolidated financial statements.
U.S. Federal Income Taxes
We have elected to be regulated as a BDC under the 1940 Act. We have elected, and intend to qualify annually, to be treated as a RIC under the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax status. So long as we maintain our qualification as a RIC, we generally will not be subject to U.S. federal income or U.S. federal excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of March 31, 2026, we did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Fund have any unrecognized tax benefits.
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

We have entered into the Bank of America Credit Facility, the Scotiabank Credit Facility, the SMBC Revolving Credit Facility, the 2024 Debt Securitization, and the 2025 Debt Securitization, and intend to establish additional credit facilities or enter into other financing arrangements in the future to facilitate investments and the timely payment of our expenses. It is anticipated that any such financing facilities will bear interest at floating rates at to-be-determined spreads, such as SOFR. We cannot assure shareholders that we will be able to enter into a financing facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Recent Developments
Distributions
On April 29, 2026, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on or about May 28, 2026 to shareholders of record as of April 30, 2026.

Net Distribution
Class I Common Shares	$0.170
Class S Common Shares	$0.153
Class D Common Shares	$0.165
Subscriptions
Subsequent to the fiscal quarter ended March 31, 2026, the Fund received approximately $55.7 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of May 11, 2026. As of May 11, 2026, the Fund has raised total gross proceeds of $1.5 billion in the continuous offering of its Common Shares.
Acquisition of Nuveen Churchill BDC V
On May 1, 2026, we completed our previously announced acquisition (the “Asset Purchase”) of substantially all of the assets of Nuveen Churchill BDC V (“BDC V”). The Asset Purchase was completed pursuant to a purchase and sale agreement, dated April 1, 2026 (the “BDC V Purchase Agreement”), by and between the Fund and BDC V. Our board of trustees and the board of trustees of BDC V, including a majority of our independent trustees and the independent trustees of BDC V, approved the BDC V Purchase Agreement and the transactions contemplated thereby, including the Asset Purchase, consistent with the requirements of Rule 17a-8 under the 1940 Act. In addition, the BDC V Purchase Agreement and the transactions contemplated thereby, including the Asset Purchase, were approved by BDC V’s shareholders at a virtual shareholder meeting held on April 30, 2026.
The Fund and BDC V are affiliated BDCs externally managed by the Adviser and Churchill, respectively. Churchill also serves as our sub-adviser under the CAM Sub-Advisory Agreement, pursuant to which the Adviser has delegated substantially all of its daily portfolio management obligations under the Advisory Agreement to Churchill. Further, the same individuals who serve as trustees on our board of trustees also serve as trustees on BDC V’s board of trustees, except that our board of trustees includes one additional trustee who is an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of us who does not serve on BDC V’s board of trustees.

Pursuant to the BDC V Purchase Agreement, at the Effective Time (as defined in the BDC V Purchase Agreement), we delivered to BDC V an aggregate purchase price of $347.0 million, equal to the net asset value of BDC V as of April 29, 2026 (the “Purchase Price”), at which time BDC V sold, transferred, assigned and conveyed to us substantially all of its assets, and we assumed all of BDC V’s liabilities, including $511.0 million of indebtedness outstanding under BDC V’s credit facility.

We funded the Purchase Price with $337.3 million of borrowings under the Bank of America Credit Facility and the ScotiaBank Credit Facility.

Citi Credit Facility

On May 11, 2026, we entered into a credit and security agreement (the “Citi Credit Agreement” and the credit facility thereunder, the “Citi Credit Facility”) with our direct wholly-owned subsidiary, SPV V, as borrower, the Fund, as equityholder and collateral manager, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian. We will serve as collateral manager to SPV V under the Citi Credit Agreement and will waive any management fee that we are due in consideration for providing these services. The Citi Credit Agreement (i) provides an initial facility amount of up to $150.0 million and (ii) has a reinvestment period initially ending on November 11, 2026 and a final maturity date on May 10, 2027.

In connection with the Citi Credit Agreement, the Fund, as transferor, and SPV V, as transferee, entered into a Loan Sale and Contribution Agreement (the “Contribution Agreement”), pursuant to which we will transfer to SPV V certain originated or acquired loans and related assets from time to time.

The obligations of SPV V under the Citi Credit Agreement are secured by substantially all of the assets held by SPV V. The interest rate charged on the Citi Credit Facility is based on Term SOFR plus an applicable margin of at least 1.125% per annum. In addition, SPV V is required to pay, among other fees, a commitment fee of 0.25% on any unused portion of the Citi Credit Facility from May 11, 2026 through August 11, 2026. Beginning on August 12, 2026, the commitment fee on any unused portion of the Citi Credit Facility will equal (i) 0.25% per annum if the average utilization rate is greater than or equal to 90.0%, (ii) 0.50% per annum if the average utilization rate is less than 90.0% and greater than or equal to 70.0%, and (iii) the Weighted Average Applicable Margin (as defined in the Administrative Agent Fee Letter) if the average utilization rate is less than 70.0%.

Under the Citi Credit Agreement, the Fund and SPV V, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Citi Credit Agreement includes usual and customary events of default for facilities of this nature.

Proceeds from the Citi Credit Facility will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.

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
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025, October 29, 2025, and December 10, 2025, bringing the benchmark rate to the 3.50% to 3.75% range, representing cumulative cuts of 75 basis points during 2025. The Federal Reserve maintained this range at its January 28, 2026 and March 18, 2026 meetings, citing a data-dependent approach as policymakers continued to balance their dual mandate of full employment and progress toward the Federal Reserve's long-run inflation target. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rates remaining at current levels for longer, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will decrease our gross investment income and could result in lower net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in credit spreads on our portfolio investments, reductions in our operating expenses, or decreases in the interest rates on our borrowings.
As of March 31, 2026, on a fair value basis, approximately 4.00% of our debt investments bear interest at a fixed rate, and approximately 96.00% of our debt investments bear interest at a floating rate. As of March 31, 2026, 85.60% of our floating rate debt and income producing investments are subject to interest rate floors. Our credit facilities, along with our debt issued in our collateralized loan obligation, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the annualized impact of hypothetical base rate changes on net cash flows generated from interest income and expenses should interest rates increase by 100, 200 or 300 basis points or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2026. Interest expense is calculated based on the terms of the credit facilities and collateralized loan obligations using the outstanding balance as of March 31, 2026. Interest expense on our credit facilities and the debt issued in our collateralized loan obligations are calculated using the interest rate as of March 31, 2026, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2026.

Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income (1)
- 300 Basis Points	$(15,878)	$(7,353)	$(8,525)
- 200 Basis Points	$(11,343)	$(4,902)	$(6,441)
- 100 Basis Points	$(5,674)	$(2,451)	$(3,223)
+100 Basis Points	$5,675	$2,451	$3,224
+200 Basis Points	$11,349	$4,902	$6,447
+300 Basis Points	$17,024	$7,353	$9,671
_____________
(1)    Excludes the impact of income based incentive fees.

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, there can be no assurance that actual results would not differ materially from the analysis above.

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
Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026 and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 other than those noted below. For a further discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 6, 2026, which is accessible on the SEC’s website at sec.gov.
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

During the three months ended March 31, 2026, we repurchased the following shares pursuant to the share repurchase program (dollars in thousands, except share and per share data):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2026	Class I	March 27, 2026	$24.02	$41,392	1,733,371
February 28, 2026	Class D	March 27, 2026	$24.02	$119	4,949
February 28, 2026	Class S	March 27, 2026	$23.94	$330	13,771
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full. Amount shown is net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

(a)Item 1.01. Entry into a Material Definitive Agreement.

On May 11, 2026, the Fund entered into a credit and security agreement (the “Citi Credit Agreement” and the credit facility thereunder, the “Citi Credit Facility”) with its direct wholly-owned subsidiary, NCPCIF SPV V, LLC, a Delaware limited liability company, as borrower (“SPV V”), the Fund, as equityholder and collateral manager, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian. The Fund will serve as collateral manager to SPV V under the Citi Credit Agreement and will waive any management fee that the Fund is due in consideration for providing these services. The Citi Credit Agreement (i) provides an initial facility amount of up to $150.0 million and (ii) has a reinvestment period initially ending on November 11, 2026 and a final maturity date on May 10, 2027.

In connection with the Citi Credit Agreement, the Fund, as transferor, and SPV V, as transferee, entered into a Loan Sale and Contribution Agreement (the “Contribution Agreement”), pursuant to which the Fund will transfer to SPV V certain originated or acquired loans and related assets from time to time.

The obligations of SPV V under the Citi Credit Agreement are secured by substantially all of the assets held by SPV V. The interest rate charged on the Citi Credit Facility is based on Term SOFR plus an applicable margin of at least 1.125% per annum. In addition, SPV V is required to pay, among other fees, a commitment fee of 0.25% on any unused portion of the Citi Credit Facility from May 11, 2026 through August 11, 2026. Beginning on August 12, 2026, the commitment fee on any unused portion of the Citi Credit Facility will equal (i) 0.25% per annum if the average utilization rate is greater than or equal to 90.0%, (ii) 0.50% per annum if the average utilization rate is less than 90.0% and greater than or equal to 70.0%, and (iii) the Weighted Average Applicable Margin (as defined in the Administrative Agent Fee Letter) if the average utilization rate is less than 70.0%.

Under the Citi Credit Agreement, the Fund and SPV V, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Citi Credit Agreement includes usual and customary events of default for facilities of this nature.

Proceeds from the Citi Credit Facility will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.

The foregoing description of the Citi Credit Agreement and the Contribution Agreement does not purport to be complete and is qualified in its entirety by reference to the Citi Credit Agreement and the Contribution Agreement, copes of which are filed as Exhibits 10.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information provided above in Item 1.01 is incorporated by reference into this Item 2.03.

(b)None.

(c)For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Fund has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Fund intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

3.1	Sixth Amended and Restated Declaration of Trust of the Registrant(1)
3.2	Fifth Amended and Restated Bylaws of the Registrant(3)
4.1	Form of Subscription Agreement(4)
4.2	Amended Distribution Reinvestment Plan(2)
10.1	Incentive Fee Waiver Agreement, dated March 30, 2026, by and between Nuveen Churchill Private Capital Income Fund and Churchill PCIF Advisor LLC(5)
10.2	Purchase and Sale Agreement, dated April 1, 2026, by and between Nuveen Churchill BDC V, as seller, and Nuveen Churchill Private Capital Income Fund, as buyer(6)
10.3	Incentive Fee Waiver Agreement, dated April 28, 2026, by and between Nuveen Churchill Private Capital Income Fund and Churchill PCIF Advisor LLC(7)
10.4
Credit and Security Agreement, dated as of May 11, 2026, by and among NCPCIF SPV V, LLC, as borrower, Nuveen Churchill Private Capital Income Fund, as collateral manager and equityholder, the lenders party thereto, Citibank, N.A., as administrative agent, U.S. Bank, National Association, as document custodian, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator*

10.5	Loan Sale and Contribution Agreement, dated as of May 11, 2026, by and between Nuveen Churchill Private Capital Income Fund, as seller, and NCPCIF SPV V, LLC, as buyer*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith

(1)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 5, 2024.
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 24, 2025.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2025.
(4)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2025.
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 1, 2026.
(6)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 2, 2026.
(7)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuveen Churchill Private Capital Income Fund

By:	/s/ Kenneth Kencel
Name: Kenneth Kencel
Title: Chief Executive Officer, President, Trustee and Chairman (principal executive officer)

By:	/s/ Shai Vichness
Name: Shai Vichness
Title: Chief Financial Officer and Treasurer (principal financial officer)

Date: May 11, 2026