Form 10-Q
period 2026-06-30
Nuveen Churchill Private Capital Income Fund
filed 2026-08-12
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 59,635,449 Class I shares, 1,355,515 Class D shares, and 1,913,073 Class S shares as of August 11, 2026.

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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Investments
Non-controlled/non-affiliate company investments, at fair value (cost of $3,290,792 and $2,164,611, respectively)	$3,255,885	$2,155,846
Cash	9,092	7,627
Cash equivalents	58,122	46,560
Interest receivable	20,447	13,332
Due from affiliate for expense support (See Note 5)	2,611	2,316
Receivable for investments sold	4,945	431
Deferred offering costs	189	404
Prepaid expenses	206	46
Total assets	$3,351,497	$2,226,562

Liabilities
Secured borrowings (net of $10,796 and $9,022 deferred financing and issuance costs, respectively) (See Note 6)	$1,795,204	$786,478
Payable for investments purchased	5,154	10,809
Management fees payable	924	868
Incentive fees payable	4,722	4,425
Interest payable	16,097	6,783
Due to affiliate for expense support (See Note 5)	2,611	2,316
Distributions payable	10,711	9,764
Payable for share repurchases	33,392	13,999
Board of Trustees' fees payable	127	128
Offering costs payable	185	—
Accounts payable and accrued expenses	6,702	2,863
Total liabilities	$1,875,829	$838,433

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,783,958 and 1,767,556 Class S shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$18	$18
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,349,140 and 1,271,348 Class D shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	13	13
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 58,705,303 and 54,034,583 Class I shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	587	540
Paid-in-capital in excess of par value	1,524,366	1,408,419
Total distributable earnings (loss)	(49,316)	(20,861)
Total net assets	$1,475,668	$1,388,129

Total liabilities and net assets	$3,351,497	$2,226,562

The accompanying notes are an integral part of these consolidated financial statements.

Net Asset Value per Share
Class S Shares:
Net assets	$42,436	$42,872
Net asset value per share	$23.79	$24.25
Class D Shares:
Net assets	$32,202	$30,926
Net asset value per share	$23.86	$24.32
Class I Shares:
Net assets	$1,401,030	$1,314,331
Net asset value per share	$23.86	$24.32
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$63,279	$43,314	$111,489	$84,227
Payment-in-kind interest income	2,414	1,639	4,729	3,183
Dividend income	3	9	3	9
Other income	350	366	570	542
Total investment income	66,046	45,328	116,791	87,961

Expenses:
Interest and debt financing expenses	22,744	15,633	35,733	29,873
Management fees (See Note 5)	2,767	1,837	5,402	3,439
Income based incentive fees (See Note 5)	5,538	3,947	10,402	7,823
Professional fees	780	150	1,704	630
Board of Trustees’ fees	127	126	252	257
Administration fees (See Note 5)	617	403	1,131	832
Other general and administrative expenses	1,498	899	2,180	1,309
Distribution and shareholder servicing fees
Class S	97	62	191	108
Class D	16	12	32	22
Offering costs	200	242	436	429
Total expenses	34,384	23,311	57,463	44,722
Expense support (See Note 5)	(178)	(255)	(602)	(417)
Management fees waived (See Note 5)	—	(594)	—	(1,395)
Incentive fees waived (See Note 5)	(828)	(2,643)	(2,432)	(6,519)
Net expenses	33,378	19,819	54,429	36,391
Net investment income	32,668	25,509	62,362	51,570

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	205	(3,315)	(1,817)	(3,103)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(10,655)	(1,073)	(26,142)	(11,504)
Income tax (provision) benefit	86	(217)	(280)	(211)
Total net change in unrealized appreciation (depreciation):	(10,569)	(1,290)	(26,422)	(11,715)
Total net realized and unrealized gain (loss) on investments	(10,364)	(4,605)	(28,239)	(14,818)

Net increase (decrease) in net assets resulting from operations	$22,304	$20,904	$34,123	$36,752

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per share data:
Net investment income per share - Class S common share	$0.47	$0.53	$0.91	$1.20
Net investment income per share - Class D common share	$0.51	$0.59	$0.99	$1.30
Net investment income per share - Class I common share	$0.52	$0.60	$1.02	$1.32
Net increase (decrease) in net assets resulting from operations per share - Class S common share	$0.31	$0.45	$0.45	$0.84
Net increase (decrease) in net assets resulting from operations per share - Class D common share	$0.35	$0.48	$0.53	$0.91
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$0.35	$0.50	$0.56	$0.94
Weighted average common shares outstanding - Class S common share	1,930,720	1,199,430	1,899,540	1,047,002
Weighted average common shares outstanding - Class D common share	1,364,402	932,527	1,345,043	891,027
Weighted average common shares outstanding - Class I common share	59,421,820	40,116,304	58,300,376	37,337,738
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$32,668	$25,509	$62,362	$51,570
Net realized gain (loss) on investments	205	(3,315)	(1,817)	(3,103)
Net change in unrealized appreciation (depreciation) on investments	(10,569)	(1,290)	(26,422)	(11,715)
Net increase (decrease) in net assets resulting from operations	22,304	20,904	34,123	36,752
Shareholder Distributions:
Class S	(888)	(658)	(1,746)	(1,148)
Class D	(676)	(545)	(1,332)	(1,042)
Class I	(30,312)	(24,071)	(59,501)	(44,789)
Net increase (decrease) in net assets resulting from shareholder distributions	(31,876)	(25,274)	(62,579)	(46,979)
Capital share transactions:
Class S:
Issuance of common shares	958	9,662	4,263	14,347
Reinvestment of shareholder distributions	437	212	851	349
Share transfer between classes	(78)	—	(516)	(100)
Repurchased shares, net of early repurchase deduction	(3,819)	(31)	(4,150)	(31)
Net increase (decrease) in net assets resulting from capital share transactions - Class S	(2,502)	9,843	448	14,565
Class D:
Issuance of common shares	680	3,077	1,725	4,214
Reinvestment of shareholder distributions	457	332	923	643
Share transfer between classes	—	(3)	—	(144)
Repurchased shares, net of early repurchase deduction	(641)	(113)	(760)	(248)
Net increase (decrease) in net assets resulting from capital share transactions - Class D	496	3,293	1,888	4,465
Class I:
Issuance of common shares	57,296	162,612	161,232	243,224
Reinvestment of shareholder distributions	11,401	10,203	22,239	19,203
Share transfer between classes	78	3	516	244
Repurchased shares, net of early repurchase deduction	(28,936)	(5,131)	(70,328)	(11,096)
Net increase (decrease) in net assets resulting from capital share transactions - Class I	39,839	167,687	113,659	251,575
Total increase (decrease) in net assets	$28,261	$176,453	$87,539	$260,378
Net assets, beginning of period	$1,447,407	$910,065	$1,388,129	$826,140
Net assets, end of period	$1,475,668	$1,086,518	$1,475,668	$1,086,518

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$34,123	$36,752

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(424,982)	(351,798)
Proceeds from principal repayments and sales of investments	144,907	159,720
Payment-in-kind interest	(4,729)	(3,183)
Amortization of premium/accretion of discount, net	(2,222)	(2,042)
Net realized (gain) loss on investments	1,817	3,103
Net change in unrealized (appreciation) depreciation on investments	26,142	11,504
Amortization of deferred financing costs	1,311	1,759
Amortization of offering costs	399	(283)
BDC V Acquisition, net of cash acquired (1)	(335,316)	—
Changes in operating assets and liabilities:
Due from affiliate expense support	(295)	1,550
Receivable for investments sold	(4,113)	6,706
Interest receivable	1,314	(3,816)
Prepaid expenses	(76)	(128)
Payable for investments purchased	(5,655)	621
Management fee payable	(1,970)	210
Offering costs payable	185	408
Interest payable	7,951	(8,625)
Due to affiliate expense support	295	(1,550)
Incentive fees payable	297	1,304
Board of Trustees' fees payable	(168)	(198)
Accounts payable and accrued expenses	2,640	(60)
Net cash provided by (used in) operating activities	(558,145)	(148,046)

Cash flows from financing activities:
Proceeds from issuance of common shares	167,220	261,785
Repurchased shares, net of early repurchase deduction	(55,845)	(8,107)
Proceeds from secured borrowings	730,500	640,500
Repayments of secured borrowings	(231,000)	(655,361)
Distributions paid	(37,619)	(25,243)
Payments of deferred financing and issuance costs	(2,084)	(6,958)
Net cash provided by (used in) financing activities	571,172	206,616

Net increase (decrease) in cash and cash equivalents	13,027	58,570
Cash and cash equivalents, beginning of period	54,187	66,944
Cash and cash equivalents, end of period	$67,214	$125,514

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,108	$36,739
Taxes, including excise tax, paid during the period	$—	$563
Investments acquired through BDC V Acquisition (1)	$840,972	$—
Debt assumed from BDC V Acquisition (1)	$511,000	$—

Supplemental disclosure of non-cash flow financing activities:
Reinvestment of shareholder distributions	$24,013	$20,195
Distributions payable	$10,711	$8,870
Payable for share repurchases	$33,392	$5,274
_______________
(1) On May 1, 2026, the Fund acquired substantially all of BDC V's assets and liabilities. In connection with this acquisition, the Fund acquired total assets of $861,759, consisting of $840,972 of portfolio investments, $11,638 of cash and cash equivalents, and $9,149 of other assets. The Fund also assumed total liabilities of $514,805, net of deferred financing costs, which included $510,049 of outstanding debt obligations. See Note 9, 'BDC V Acquisition,' for more information.

The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (amounts in thousands):

	June 30, 2026	June 30, 2025
Cash	$9,092	$9,744
Cash equivalents	58,122	115,770
Total cash and cash equivalents shown on the consolidated statements of cash flows	$67,214	$125,514
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AIM Acquisition, LLC	(6)	First Lien Debt	S + 4.75%	8.58%	12/4/2028	2,076	2,067	2,076	0.14%
AIM Acquisition, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.58%	12/4/2028	16,563	16,560	16,563	1.12%
AIM Acquisition, LLC	(6)	First Lien Debt	S + 4.75%	8.58%	12/4/2028	3,227	3,226	3,227	0.22%
ERA Industries, LLC (BTX Precision)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	7/25/2030	3,889	2,100	2,106	0.14%
ERA Industries, LLC (BTX Precision)	(6) (15)	First Lien Debt	S + 5.00%	8.64%	7/25/2030	5,073	5,067	5,081	0.34%
ERA Industries, LLC (BTX Precision)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	7/25/2030	2,906	2,909	2,911	0.20%
ERA Industries, LLC (BTX Precision)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.66%	7/25/2030	2,297	2,293	2,300	0.16%
ERA Industries, LLC (BTX Precision)	(6) (15)	First Lien Debt	S + 4.75%	8.41%	7/25/2030	2,310	2,307	2,313	0.16%
PMI (US) Bidco, Inc.	(6) (7)	First Lien Debt	S + 3.25%	6.98%	3/16/2033	4,310	4,290	4,290	0.29%
PMI (US) Bidco, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 3.25%	6.98%	3/16/2033	690	—	(3)	—%
STS Holding, Inc.	(6)	First Lien Debt	S + 4.75%	8.48%	11/12/2030	1,447	1,388	1,408	0.10%
Turbine Engine Specialists, Inc.	(6) (12)	Subordinated Debt	S + 9.50%	13.22%	3/1/2029	624	612	628	0.04%
Turbine Engine Specialists, Inc.	(6) (12)	Subordinated Debt	S + 9.50%	13.24%	3/1/2029	1,923	1,895	1,933	0.13%
United AirLines, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.40%	2/22/2031	3,667	3,676	3,668	0.25%
Valkyrie Intermediate, LLC	(6)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	10,525	10,433	10,391	0.70%
Total Aerospace & Defense							58,823	58,892	3.99%

Automotive
Adient Global Holdings	(6) (11) (12)	First Lien Debt	S + 2.00%	5.64%	1/31/2031	2,444	2,455	2,442	0.17%
Allison Transmission, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.38%	1/2/2033	936	934	936	0.06%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	1,000	(9)	(31)	—%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(6)	Subordinated Debt	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	3,454	3,387	3,346	0.23%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7)	First Lien Debt	S + 5.00%	8.64%	11/1/2029	2,774	2,760	2,737	0.19%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	11/1/2029	11,151	(43)	(148)	(0.01)%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7) (15)	First Lien Debt	S + 5.00%	8.64%	11/1/2029	12,300	12,233	12,136	0.81%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	11/1/2029	4,081	4,023	3,987	0.27%
Total Automotive							25,740	25,405	1.72%

Banking, Finance, Insurance, Real Estate
Alliant Holdings Intermediate, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.14%	9/19/2031	4,608	4,621	4,552	0.31%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Aprio Advisory Group, LLC	(6) (10)	Revolving Loan	S + 4.75%	8.48%	8/1/2031	1,586	(10)	(16)	—%
Aprio Advisory Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	8/1/2031	17,380	1,113	995	0.07%
Ascend Partner Services LLC	(6) (15)	First Lien Debt	S + 4.50%	8.13%	8/11/2031	7,247	7,211	6,995	0.47%
Ascend Partner Services LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	8/11/2031	12,556	12,512	12,119	0.82%
Asurion, LLC (fka Asurion Corporation)	(6) (11)	First Lien Debt	S + 4.25%	7.91%	9/19/2030	3,418	3,381	3,389	0.23%
Big Apple Advisory, LLC	(6) (10)	Revolving Loan	S + 4.50%	8.23%	11/18/2031	1,740	(13)	(15)	—%
Big Apple Advisory, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	11/18/2031	4,300	1,132	1,111	0.08%
Big Apple Advisory, LLC	(6)	First Lien Debt	S + 4.50%	8.16%	11/18/2031	8,843	8,774	8,767	0.59%
Bishop Street Underwriters LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	7/31/2031	8,157	—	—	—%
Bishop Street Underwriters LLC	(15)	First Lien Debt	S + 5.00%	8.64%	7/31/2031	8,032	7,998	8,032	0.54%
Bishop Street Underwriters LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.63%	7/31/2031	5,368	5,344	5,368	0.36%
Broadstreet Partners, Inc.	(6) (11)	First Lien Debt	S + 2.50%	6.14%	6/13/2031	4,532	4,545	4,386	0.30%
Chicago US Midco III, LP	(6) (7) (10) (11) (12)	First Lien Debt (Delayed Draw)	S + 2.50%	6.14%	11/1/2032	1,293	—	—	—%
Chicago US Midco III, LP	(6) (7) (11) (12)	First Lien Debt	S + 2.50%	6.14%	11/1/2032	8,685	8,667	8,687	0.59%
Cohen Advisory, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.98%	12/31/2031	4,073	(16)	—	—%
Cohen Advisory, LLC	(6) (15)	First Lien Debt	S + 4.25%	7.98%	12/31/2031	12,049	11,997	12,049	0.82%
Cohnreznick Advisory LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 3.25%	6.98%	3/31/2032	1,008	(3)	(11)	—%
Cohnreznick Advisory LLC	(6) (15)	First Lien Debt	S + 3.25%	6.98%	3/31/2032	17,372	17,328	17,184	1.16%
Compex Legal Services, Inc.	(6)	First Lien Debt	S + 5.75%	9.50%	3/31/2028	3,673	3,663	3,663	0.25%
Cushman & Wakefield U.S. Borrower, LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	5.89%	6/13/2033	80	80	80	0.01%
Knight AcquireCo, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.15%	11/8/2032	14,407	14,374	14,320	0.97%
Knight AcquireCo, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.15%	11/8/2032	4,814	(4)	(29)	—%
Patriot Growth Insurance Services, LLC	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.88%	10/16/2028	7,769	7,737	7,598	0.51%
Ryan Specialty Group, LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	5.64%	9/15/2031	5,025	5,046	5,022	0.34%
Sedgwick Claims Management Services, Inc.	(6) (11)	First Lien Debt	S + 2.50%	6.14%	7/31/2031	1,752	1,752	1,733	0.12%
Smith & Howard Advisory LLC	(6) (15)	First Lien Debt	S + 5.00%	8.68%	11/26/2030	9,453	9,352	9,453	0.64%
Smith & Howard Advisory LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	11/26/2030	3,528	1,934	1,956	0.13%
Stonepeak Motion Finco LLC	(6) (11) (12)	First Lien Debt	S + 2.50%	6.14%	6/24/2033	480	478	480	0.03%
Stonepeak Nile Parent LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.66%	4/9/2032	2,494	2,491	2,491	0.17%
Truist Insurance Holdings LLC	(6) (11)	First Lien Debt	S + 2.75%	6.48%	5/6/2031	2,319	2,324	2,270	0.15%
Vensure Employer Services, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	9/27/2031	1,986	(9)	(30)	—%
Vensure Employer Services, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.73%	9/27/2031	16,586	16,492	16,337	1.11%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Total Banking, Finance, Insurance, Real Estate							160,291	158,936	10.77%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6) (15)	First Lien Debt	S + 5.00%	8.64%	9/10/2030	14,184	14,058	13,899	0.94%
AmerCareRoyal, LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	9/10/2030	3,307	3,307	3,240	0.22%
AmerCareRoyal, LLC	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	9/10/2030	2,259	2,251	2,214	0.15%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(7) (11) (15)	Subordinated Debt	S + 7.25%	11.01%	6/8/2029	2,544	2,506	2,527	0.17%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (11)	First Lien Debt	S + 4.00%	7.76%	6/9/2028	4,813	4,746	4,836	0.33%
Boardwalk Buyer LLC (Death Wish Coffee)	(6) (7)	First Lien Debt	S + 4.75%	8.58%	9/28/2028	19,793	19,793	19,474	1.32%
Commercial Bakeries Corp.	(6) (12)	First Lien Debt	S + 5.25%	8.98%	9/25/2029	12,189	12,161	12,131	0.82%
Commercial Bakeries Corp.	(6) (12)	First Lien Debt	S + 5.25%	8.98%	9/25/2029	3,712	3,692	3,694	0.25%
Commercial Bakeries Corp.	(6) (12) (15)	First Lien Debt	S + 5.25%	8.98%	9/25/2029	14,274	14,158	14,207	0.96%
Commercial Bakeries Corp.	(6) (12) (15)	First Lien Debt	S + 5.25%	8.89%	9/25/2029	1,762	1,754	1,754	0.12%
FoodScience, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.58%	11/14/2031	5,565	1,818	1,823	0.12%
FoodScience, LLC	(6)	First Lien Debt	S + 4.75%	8.49%	11/14/2031	10,062	10,015	10,052	0.68%
Fortune International, LLC	(15)	First Lien Debt	S + 5.00%	8.77%	7/17/2027	6,695	6,695	6,514	0.44%
Froneri International Limited	(6) (11) (12)	First Lien Debt	S + 2.50%	6.13%	9/30/2032	2,794	2,794	2,778	0.19%
IF&P Holding Company, LLC (Fresh Edge)	(6)	Subordinated Debt	S + 4.50%	8.26% (Cash) 5.13% (PIK)	4/3/2029	3,376	3,340	3,280	0.22%
L.A. Specialty Produce Co., LLC	(6) (7)	First Lien Debt	S + 4.50%	8.19%	4/1/2033	8,758	8,716	8,722	0.59%
L.A. Specialty Produce Co., LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	4/1/2033	2,190	—	(9)	—%
Naturpak PPC Buyer LLC	(6) (15)	First Lien Debt	S + 4.50%	8.23%	12/22/2032	12,719	12,667	12,616	0.85%
Naturpak PPC Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.36%	12/22/2032	2,898	635	614	0.04%
Palmetto Acquisitionco, Inc. (Tech24)	(15)	First Lien Debt	S + 5.75%	9.49%	9/18/2029	3,264	3,230	3,163	0.21%
Palmetto Acquisitionco, Inc. (Tech24)	(15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.44%	9/18/2029	920	897	891	0.06%
Primo Brands Corporation	(6) (11) (12)	First Lien Debt	S + 2.75%	6.48%	3/31/2031	2,364	2,353	2,378	0.16%
Razor Light, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.48%	2/6/2032	26,051	25,938	25,928	1.76%
Razor Light, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	2/6/2032	5,022	(23)	(24)	—%
Razor Light, Inc.	(6) (10)	Revolving Loan	S + 4.75%	8.48%	2/6/2032	3,861	214	214	0.01%
Refresh Buyer, LLC (Sunny Sky Products)	(15)	First Lien Debt	S + 4.75%	8.48%	12/23/2028	5,029	5,002	4,945	0.34%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/23/2028	1,646	1,635	1,619	0.11%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(6)	First Lien Debt	S + 5.00%	8.81%	7/30/2027	10,860	10,626	10,479	0.71%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Sugar PPC Buyer LLC (Sugar Foods)	(7) (15)	First Lien Debt	S + 4.75%	8.50%	10/2/2031	6,941	6,874	6,909	0.47%
Sugar PPC Buyer LLC (Sugar Foods)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	10/2/2031	4,335	1,275	1,271	0.09%
Sugar PPC Buyer LLC (Sugar Foods)	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.50%	10/2/2031	2,375	2,367	2,364	0.16%
Watermill Express, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/30/2031	1,900	(6)	9	—%
Watermill Express, LLC	(7) (15)	First Lien Debt	S + 4.50%	8.23%	4/30/2031	2,762	2,739	2,775	0.19%
Watermill Express, LLC	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/30/2031	120	120	120	0.01%
Watermill Express, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.23%	4/30/2031	15,169	15,251	15,240	1.03%
WCHG Buyer, Inc. (Handgards, LLC)	(6)	First Lien Debt	S + 4.75%	8.42%	4/10/2031	16,603	16,600	16,458	1.12%
WCHG Buyer, Inc. (Handgards, LLC)	(15)	First Lien Debt	S + 4.75%	8.42%	4/10/2031	1,000	995	991	0.07%
Total Beverage, Food & Tobacco							221,193	220,096	14.91%

Capital Equipment
American Louver Company, LLC	(6) (7)	First Lien Debt	S + 5.00%	8.73%	10/1/2030	2,216	2,205	2,206	0.15%
American Louver Company, LLC	(6) (7)	First Lien Debt	S + 5.00%	8.73%	10/1/2030	3,874	3,856	3,856	0.26%
Clarios Global LP	(6) (11)	First Lien Debt	S + 2.50%	6.14%	5/6/2030	1,820	1,827	1,824	0.12%
Clarios Global LP	(6) (11)	First Lien Debt	S + 2.50%	6.14%	1/28/2032	996	1,001	998	0.06%
Clean Solutions Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.17%	9/9/2030	19,023	18,786	18,719	1.27%
Engineered Fastener Company, LLC (EFC International)	(6)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,611	2,580	2,567	0.17%
FirstCall Mechanical Group, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.48%	6/27/2031	9,800	9,754	9,630	0.65%
FirstCall Mechanical Group, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	6/27/2031	19,744	19,704	19,402	1.31%
Halfmoon Buyer, Inc.	(6) (12)	Subordinated Debt	N/A	12.00%	12/26/2031	1,000	980	980	0.07%
Hayward Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.64%	6/23/2033	4,805	4,815	4,817	0.33%
Hyperion Materials & Technologies, Inc.	(7) (11) (15)	First Lien Debt	S + 4.75%	8.68%	8/29/2031	2,286	2,286	2,206	0.15%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6) (15)	First Lien Debt	S + 5.50%	9.23%	4/9/2030	10,733	10,608	10,331	0.69%
Madison Safety & Flow LLC	(6) (11)	First Lien Debt	S + 1.50%	8.25%	9/26/2031	530	531	532	0.04%
Motion & Control Enterprises LLC	(6) (15)	First Lien Debt	S + 6.00%	9.66%	6/1/2028	1,801	1,792	1,790	0.12%
Motion & Control Enterprises LLC	(6)	First Lien Debt	S + 6.00%	9.66%	6/1/2028	1,662	1,654	1,652	0.11%
Motion & Control Enterprises LLC	(15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.66%	6/1/2028	4,284	4,284	4,257	0.29%
Motion & Control Enterprises LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.66%	6/1/2028	12,051	12,051	11,977	0.81%
Ovation Holdings, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	2/4/2030	6,893	6,844	6,862	0.47%
Ovation Holdings, Inc.	(6)	First Lien Debt	S + 4.75%	8.41%	2/4/2030	825	820	822	0.06%
Ovation Holdings, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.41%	2/4/2030	13,298	13,267	13,236	0.90%
Ovation Holdings, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.41%	2/4/2030	3,052	3,048	3,038	0.21%
Ovation Holdings, Inc.	(6)	First Lien Debt	S + 4.75%	8.48%	2/4/2030	2,773	2,760	2,760	0.19%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ovation Holdings, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	2/4/2030	3,028	—	(14)	—%
PT Intermediate Holdings III, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.48%	4/9/2030	3,746	3,757	3,699	0.25%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt	S + 5.25%	9.06%	4/4/2029	9,930	9,876	9,763	0.66%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (15)	First Lien Debt	S + 5.25%	9.30%	4/4/2029	19,049	18,844	18,727	1.27%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.16%	4/4/2029	3,080	3,057	3,028	0.21%
SkyMark Refuelers, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	12/16/2032	21,774	21,673	21,673	1.47%
SkyMark Refuelers, LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/16/2032	4,931	4,925	4,908	0.33%
SkyMark Refuelers, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/16/2032	13,296	(13)	(61)	—%
Southern Air & Heat Holdings, LLC	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	4/1/2028	1,347	1,341	1,347	0.09%
Southern Air & Heat Holdings, LLC	(15)	First Lien Debt	S + 4.75%	8.48%	4/1/2028	1,291	1,288	1,291	0.09%
Specialty Manufacturing Holdings, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.23%	3/31/2033	9,496	9,452	9,468	0.64%
Specialty Manufacturing Holdings, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	3/31/2033	1,879	—	(6)	—%
Thermostat Purchaser III, Inc.	(6) (7) (11) (15)	First Lien Debt	S + 4.25%	7.98%	8/31/2028	18,358	18,296	18,179	1.23%
USA Industries Holdings LLC	(6)	First Lien Debt	S + 4.50%	8.17%	12/10/2032	8,460	8,428	8,353	0.57%
USA Industries Holdings LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/10/2032	4,858	(2)	(61)	—%
Vessco Midco Holdings, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.14%	7/24/2031	13,706	13,598	13,458	0.91%
Vessco Midco Holdings, LLC	(6) (7) (10)	Revolving Loan	S + 4.50%	8.25%	7/24/2031	1,726	(12)	(31)	—%
Vessco Midco Holdings, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	7/24/2031	4,569	4,476	4,410	0.30%
Total Capital Equipment							244,437	242,593	16.45%

Chemicals, Plastics & Rubber
Chroma Color Corporation	(6) (15)	First Lien Debt	S + 4.25%	7.91%	4/23/2029	8,933	8,864	8,833	0.60%
Chroma Color Corporation	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	7.98%	4/23/2029	2,628	2,607	2,598	0.18%
Graham Packaging Company Inc.	(6) (11)	First Lien Debt	S + 2.25%	5.89%	1/26/2033	249	249	250	0.02%
Ineos Composites (Fortis 333 Inc)	(6) (11)	First Lien Debt	S + 3.50%	6.98%	3/27/2032	597	596	596	0.04%
MKS, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.36%	2/4/2033	897	897	901	0.06%
New Spartech Holdings LLC	(6) (7)	First Lien Debt	S + 1.00%	4.65% (Cash) 4.25% (PIK)	9/30/2030	656	656	483	0.03%
New Spartech Holdings LLC	(6)	First Lien Debt	S + 7.00%	10.65%	3/31/2030	381	375	381	0.03%
Nouryon Finance B.V.	(6) (11) (12)	First Lien Debt	S + 3.50%	6.94%	7/3/2031	4,235	4,249	4,241	0.28%
Qnity Electronics, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	11/1/2032	2,596	2,591	2,604	0.18%
Qnity Electronics, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.48%	11/1/2032	398	402	399	0.02%
Tangent Technologies Acquisition, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.55%	11/30/2027	19,790	19,714	19,703	1.34%
Univar Solutions USA Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.39%	8/1/2030	2,157	2,167	2,159	0.15%
USALCO	(6) (11)	First Lien Debt	S + 3.50%	7.14%	9/30/2031	476	475	476	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
WCI-Momentum Bidco, LLC	(6)	First Lien Debt	S + 4.75%	8.48%	12/31/2032	4,878	4,861	4,927	0.33%
WCI-Momentum Bidco, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/31/2032	978	—	10	—%
Total Chemicals, Plastics, & Rubber							48,703	48,561	3.29%

Construction & Building
APi Group DE, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.39%	5/16/2033	1,668	1,669	1,667	0.11%
Athlete Buyer, LLC (Allstar Holdings)	(6)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	562	486	465	0.03%
Athlete Buyer, LLC (Allstar Holdings)	(6)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	12,368	10,695	10,235	0.69%
Athlete Buyer, LLC (Allstar Holdings)	(6)	Subordinated Debt	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	562	486	465	0.03%
Bells Parent, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.68%	4/25/2033	672	668	668	0.05%
Bells Parent, Inc.	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	8.68%	4/25/2033	199	199	198	0.01%
Bells Parent, Inc.	(6) (7) (10)	Revolving Loan	S + 5.00%	8.68%	4/25/2033	128	(1)	(1)	—%
Centuri Group, Inc.	(6) (11)	First Lien Debt	S + 2.00%	5.62%	7/9/2032	1,578	1,579	1,581	0.11%
Chase Industries, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.67%	5/11/2029	998	990	991	0.07%
Cobalt Service Partners, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.48%	10/13/2031	7,250	7,193	7,196	0.49%
Cobalt Service Partners, LLC	(6) (7) (10) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	10/13/2031	12,611	10,088	10,064	0.68%
Dycom Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.40%	1/27/2033	353	352	354	0.03%
Gannett Fleming, Inc.	(6) (7) (15)	First Lien Debt	S + 4.50%	8.15%	8/5/2030	17,558	17,409	17,452	1.18%
Gannett Fleming, Inc.	(6) (7) (10)	Revolving Loan	S + 4.50%	8.16%	8/5/2030	2,131	1,257	1,266	0.09%
Heartland Paving Partners, LLC	(6) (15)	First Lien Debt	S + 5.00%	8.73%	8/9/2030	8,421	8,360	8,082	0.55%
Heartland Paving Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	8/9/2030	5,663	5,033	4,814	0.33%
Heartland Paving Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	8/9/2030	5,651	5,643	5,424	0.37%
Hyphen Solutions, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.14%	8/6/2032	22,609	22,571	22,471	1.52%
Hyphen Solutions, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	8/6/2032	1,444	—	(9)	—%
ICE USA Infrastructure, Inc.	(6)	First Lien Debt	S + 5.75%	9.41%	3/15/2030	3,505	3,483	3,457	0.23%
ICE USA Infrastructure, Inc.	(6) (15)	First Lien Debt	S + 5.75%	9.41%	3/15/2030	11,561	11,473	11,405	0.77%
ICE USA Infrastructure, Inc.	(6) (15)	First Lien Debt	S + 5.75%	9.41%	3/15/2030	3,108	3,063	3,066	0.21%
Java Buyer, Inc.	(7) (15)	First Lien Debt	S + 4.50%	8.23%	12/15/2030	3,850	3,850	3,809	0.26%
LJ Avalon Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.14%	2/1/2030	5,061	2,443	2,422	0.16%
MEI Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.87%	6/29/2029	1,850	459	459	0.03%
MEI Buyer LLC	(6) (15)	First Lien Debt	S + 4.25%	7.89%	6/29/2029	16,347	16,311	16,348	1.11%
MEI Buyer LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	7.89%	6/29/2029	1,614	1,614	1,614	0.11%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	5.89%	3/19/2029	1,658	1,659	1,660	0.11%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	5.89%	2/10/2032	1,303	1,302	1,304	0.09%
QXO Building Products, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.65%	6/3/2033	700	698	699	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
QXO Building Products, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.64%	4/30/2032	788	782	787	0.05%
Rose Paving, LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	146	146	144	0.01%
Rose Paving, LLC	(6)	Subordinated Debt	N/A	12.00%	5/7/2030	2,253	2,234	2,220	0.15%
Royal Holdco Corporation (RMA Companies)	(6)	First Lien Debt	S + 4.50%	8.15%	12/30/2030	10,804	10,614	10,618	0.72%
SCIC Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	3/28/2031	2,323	(5)	23	—%
SCIC Buyer, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.48%	3/28/2031	17,082	17,055	17,253	1.17%
Vertex Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 6.00%	5.53% (Cash) 4.20% (PIK)	11/8/2030	8,984	1,759	1,512	0.10%
Vertex Service Partners, LLC	(6) (15)	First Lien Debt	S + 6.00%	5.53% (Cash) 4.20% (PIK)	11/8/2030	5,458	5,429	5,440	0.37%
Vertex Service Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	5.53% (Cash) 4.20% (PIK)	11/8/2030	5,831	5,807	5,812	0.39%
WSB Engineering Holdings Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	8/31/2029	8,067	2,768	2,727	0.18%
WSB Engineering Holdings Inc.	(6) (15)	First Lien Debt	S + 4.50%	8.17%	8/31/2029	9,051	8,975	8,980	0.61%
WSB Engineering Holdings Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.16%	8/31/2029	2,655	2,635	2,634	0.18%
Total Construction & Building							199,231	197,776	13.40%

Consumer Goods: Durable
DRS Holdings III, Inc.	(6) (7) (15)	First Lien Debt	S + 5.25%	8.89%	11/1/2028	4,372	4,365	4,357	0.30%
MITER Brands (MIWD Holdco II LLC)	(6) (11)	First Lien Debt	S + 3.00%	6.39%	3/28/2031	2,536	2,551	2,508	0.17%
Momentum Textiles, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,194	5,126	5,125	0.34%
NMC Skincare Intermediate Holdings II, LLC	(6) (7)	First Lien Debt	S + 5.00%	8.83% (Cash) 1.50% (PIK)	10/31/2028	6,314	6,314	5,904	0.40%
Recess Holdings, Inc.	(6) (11)	First Lien Debt	S + 3.75%	7.42%	2/20/2030	11,879	11,833	11,883	0.81%
XpressMyself.com LLC (SmartSign)	(15)	First Lien Debt	S + 5.50%	9.26%	9/7/2028	1,973	1,966	1,973	0.13%
XpressMyself.com LLC (SmartSign)	(15)	First Lien Debt	S + 5.75%	9.52%	9/7/2028	1,493	1,479	1,493	0.10%
Total Consumer Goods: Durable							33,634	33,243	2.25%

Consumer Goods: Non-Durable
Bradford Soap International, Inc.	(6)	First Lien Debt	S + 4.75%	8.39%	8/28/2031	10,505	10,464	10,505	0.71%
Bradford Soap International, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.39%	8/28/2031	3,519	(3)	—	—%
FoodServices Brand Group, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	4,338	4,249	4,199	0.28%
Image International Intermediate Holdco II, LLC	(6) (7) (14)	First Lien Debt	S + 7.50%	11.31% (Cash) 0.50% (PIK)	9/10/2026	7,506	7,306	5,175	0.35%
Image International Intermediate Holdco II, LLC	(6) (7) (14)	First Lien Debt	S + 7.50%	11.31% (Cash) 0.50% (PIK)	9/10/2026	10,722	10,528	7,403	0.50%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.76%	6/30/2030	11,098	(13)	(64)	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
KL Bronco Acquisition, Inc. (Elevation Labs)	(6) (15)	First Lien Debt	S + 5.00%	8.76%	6/30/2030	9,976	9,944	9,918	0.68%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.76%	6/30/2030	1,914	1,912	1,902	0.13%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.68%	1/8/2030	4,388	1,425	1,440	0.10%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (15)	First Lien Debt	S + 5.00%	8.69%	1/8/2030	12,582	12,627	12,605	0.85%
MPG Parent Holdings, LLC (Market Performance Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.69%	1/8/2030	2,863	2,878	2,868	0.19%
Perrigo Investments	(6) (11) (12)	First Lien Debt	S + 2.00%	5.64%	4/20/2029	1,594	1,596	1,591	0.11%
Revision Buyer LLC (Revision Skincare)	(6)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,434	10,344	10,344	0.70%
Total Consumer Goods: Non-Durable							73,257	67,886	4.60%

Containers, Packaging & Glass
Belron Finance 2019 LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.66%	10/16/2031	2,390	2,396	2,391	0.16%
good2grow LLC	(6)	First Lien Debt	S + 5.50%	9.32%	12/1/2027	3,238	3,238	3,238	0.22%
good2grow LLC	(6)	First Lien Debt	S + 4.50%	8.32%	12/1/2027	16,762	16,674	16,690	1.13%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (12)	First Lien Debt	S + 5.50%	9.34%	12/17/2027	16,722	16,622	16,682	1.13%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (12)	First Lien Debt	S + 5.50%	9.34%	12/17/2027	3,076	3,058	3,069	0.21%
Novolex (Clydesdale Acquisition Holdings Inc)	(6) (11)	First Lien Debt	S + 3.18%	6.82%	4/13/2029	1,583	1,589	1,557	0.11%
Oliver Packaging, LLC	(6)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2030	202	202	180	0.01%
Oliver Packaging, LLC	(6)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	1,561	1,550	1,343	0.09%
Oliver Packaging, LLC	(6)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	295	292	264	0.02%
Online Labels Group, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.48%	12/19/2029	5,727	5,721	5,727	0.39%
Online Labels Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/19/2029	540	267	268	0.02%
Online Labels Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/19/2029	227	(1)	—	—%
Performance Packaging Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.16%	4/15/2031	1,542	1,535	1,527	0.10%
Performance Packaging Buyer, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.13%	4/15/2031	11,045	10,959	10,940	0.74%
ProAmpac PG Borrower LLC	(6) (7) (11)	First Lien Debt	S + 4.00%	7.66%	3/7/2033	13,617	13,418	13,413	0.91%
Total Containers, Packaging & Glass							77,520	77,289	5.24%

Energy: Electricity
Environ Energy, LLC	(6)	First Lien Debt	S + 5.25%	8.92%	10/1/2031	15,891	15,782	15,727	1.07%
Environ Energy, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.97%	10/1/2031	9,391	5,250	5,217	0.34%
Gibraltar Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.87%	2/2/2033	373	372	373	0.03%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (12) (15)	First Lien Debt	S + 5.00%	8.64%	6/25/2030	19,460	19,319	19,460	1.32%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Matador US Buyer, LLC (Insulation Technology Group)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	6/25/2030	5,149	5,149	5,149	0.34%
Resilience Parent, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.23%	2/28/2033	675	673	674	0.05%
Tinicum Voltage Acquisition Corp.	(6) (15)	First Lien Debt	S + 4.75%	8.57%	12/15/2028	7,993	7,875	7,993	0.54%
TK Elevator Midco GmbH	(6) (11) (12)	First Lien Debt	S + 2.75%	6.38%	4/30/2030	4,508	4,533	4,533	0.31%
TK Elevator Midco GmbH	(6) (11) (12)	First Lien Debt	S + 2.75%	6.48%	4/30/2030	249	249	251	0.02%
Total Energy: Electricity							59,202	59,377	4.02%

Energy: Oil & Gas
Allredi, LLC (Abrasive Products and Equipment)	(6)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	14,494	14,465	13,180	0.89%
Allredi, LLC (Abrasive Products and Equipment)	(6)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	1,125	1,125	1,023	0.07%
Total Energy: Oil & Gas							15,590	14,203	0.96%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.74%	3/27/2030	9,417	(11)	(43)	—%
CLS Management Services, LLC (Contract Land Staff)	(6) (15)	First Lien Debt	S + 5.00%	8.73%	3/27/2030	10,268	10,201	10,221	0.69%
CLS Management Services, LLC (Contract Land Staff)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.65%	3/27/2030	5,123	5,106	5,100	0.35%
CLS Management Services, LLC (Contract Land Staff)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.71%	3/27/2030	4,395	3,947	3,933	0.27%
Impact Parent Corporation (Impact Environmental Group)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.08%	3/23/2029	281	263	261	0.02%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.08%	3/23/2029	3,112	3,115	3,082	0.21%
Impact Parent Corporation (Impact Environmental Group)	(6) (15)	First Lien Debt	S + 5.25%	9.08%	3/23/2029	10,200	10,208	10,102	0.68%
Impact Parent Corporation (Impact Environmental Group)	(15)	First Lien Debt	S + 5.25%	9.08%	3/23/2029	2,024	2,001	2,004	0.14%
Impact Parent Corporation (Impact Environmental Group)	(15)	First Lien Debt	S + 5.25%	9.08%	3/23/2029	415	410	411	0.03%
Impact Parent Corporation (Impact Environmental Group)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.08%	3/23/2029	1,986	1,984	1,966	0.13%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.08%	3/23/2029	1,682	1,678	1,666	0.11%
LTR Intermediate Holdings, Inc.	(6) (11) (15)	First Lien Debt	S + 3.75%	7.39%	12/17/2032	9,352	9,311	9,384	0.64%
NFM & J, L.P. (The Facilities Group)	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.52%	11/30/2028	170	169	168	0.01%
NFM & J, L.P. (The Facilities Group)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.51%	11/30/2028	1,931	1,925	1,908	0.13%
NFM & J, L.P. (The Facilities Group)	(7) (15)	First Lien Debt	S + 5.75%	9.49%	11/30/2028	2,709	2,701	2,677	0.18%
NFM & J, L.P. (The Facilities Group)	(6) (7) (15)	First Lien Debt	S + 5.75%	9.51%	11/30/2028	13,621	13,388	13,464	0.91%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.01%	8/31/2028	3,664	3,644	3,613	0.24%
Orion Group FM Holdings, LLC (Leo Facilities)	(15)	First Lien Debt	S + 4.75%	8.48%	7/3/2029	2,306	2,295	2,306	0.16%
Orion Group FM Holdings, LLC (Leo Facilities)	(15)	First Lien Debt	S + 4.75%	8.48%	7/3/2029	3,334	3,316	3,334	0.23%
Orion Group FM Holdings, LLC (Leo Facilities)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	7/3/2029	19,806	8,588	8,588	0.58%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.40%	7/3/2029	2,532	2,529	2,532	0.17%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	5.90%	1/15/2031	2,154	2,153	2,156	0.15%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	5.89%	1/15/2031	802	802	803	0.04%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	5.90%	11/30/2028	1,048	1,049	1,050	0.07%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	5.89%	1/15/2031	131	131	131	0.01%
SI Solutions, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.48%	8/15/2030	9,925	9,891	9,925	0.67%
SI Solutions, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.48%	8/15/2030	14,898	14,812	14,898	1.01%
SI Solutions, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	8/15/2030	4,941	972	980	0.07%
Total Environmental Industries							116,578	116,620	7.90%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(6)	First Lien Debt	S + 5.25%	8.89%	7/2/2031	8,214	8,171	8,084	0.55%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (15)	First Lien Debt	S + 5.25%	8.89%	7/2/2031	13,965	13,856	13,744	0.93%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.89%	7/2/2031	2,504	1,229	1,193	0.08%
AB Centers Acquisition Corporation (Action Behavior Centers)	(15)	First Lien Debt	S + 5.25%	8.89%	7/2/2031	3,345	3,334	3,292	0.22%
ACP Maverick Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	3/18/2031	3,614	2,917	2,919	0.19%
ACP Maverick Holdings, Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.48%	3/18/2031	16,159	16,024	16,105	1.09%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.23%	5/1/2030	1,052	1,053	1,052	0.07%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(7) (15)	First Lien Debt	S + 5.50%	9.23%	5/1/2030	4,167	4,168	4,167	0.28%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.50%	9.23%	5/1/2030	3,943	(8)	—	—%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7)	First Lien Debt	S + 5.50%	9.23%	5/1/2030	545	541	545	0.04%
ARC Health OPCO, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	5,000	(112)	(134)	(0.01)%
ARC Health OPCO, LLC	(6)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	10,370	10,094	10,091	0.68%
Beantown Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	3/18/2031	4,818	—	(16)	—%
Biomarin Pharmaceutical Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.43%	4/27/2033	396	395	396	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Bluebird PM Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.49%	2/3/2032	1,019	(2)	—	—%
Bluebird PM Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.48%	2/3/2032	11,304	11,246	11,304	0.77%
Bridges Consumer Healthcare Intermediate LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.10%	12/22/2031	4,262	(17)	(36)	—%
Bridges Consumer Healthcare Intermediate LLC	(6) (15)	First Lien Debt	S + 5.25%	9.10%	12/22/2031	7,731	7,651	7,666	0.52%
Bridges Consumer Healthcare Intermediate LLC	(10) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.10%	12/22/2031	2,415	1,917	1,907	0.13%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	8/7/2031	798	(2)	(10)	—%
Coding Solutions Acquisition, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.64%	8/7/2031	606	600	598	0.04%
Coding Solutions Acquisition, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.64%	8/7/2031	11,880	11,823	11,734	0.80%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	Revolving Loan	S + 5.00%	8.64%	8/7/2031	1,101	(8)	(15)	—%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	8/7/2031	460	(1)	(6)	—%
Eyesouth Eye Care Holdco LLC	(6) (15)	First Lien Debt	S + 5.75%	9.49%	10/5/2029	10,489	10,352	10,350	0.69%
Eyesouth Eye Care Holdco LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.49%	10/5/2029	5,062	5,003	4,994	0.34%
FH DMI Buyer, Inc.	(6)	First Lien Debt	S + 5.00%	8.73%	10/11/2030	1,648	1,648	1,648	0.11%
Genmab A/S	(6) (11) (12)	First Lien Debt	S + 2.00%	5.73%	12/13/2032	2,700	2,700	2,701	0.18%
Grifols International Services Designated Activity Company	(6) (11) (12)	First Lien Debt	S + 2.50%	6.19%	4/14/2033	102	101	102	0.01%
Health Management Associates, Inc.	(6)	First Lien Debt	S + 5.25%	8.96%	3/30/2029	14,929	14,858	14,860	1.01%
Health Management Associates, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 6.25%	10.01%	3/30/2029	2,384	—	(11)	—%
Health Management Associates, Inc.	(6) (15)	First Lien Debt	S + 6.25%	10.01%	3/30/2029	17,688	17,601	17,606	1.19%
Health Management Associates, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 6.25%	10.01%	3/30/2029	1,981	1,971	1,972	0.13%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt	S + 4.75%	8.48%	10/16/2030	10,016	9,973	9,977	0.67%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	10/16/2030	1,218	1,216	1,213	0.08%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt	S + 4.75%	8.48%	10/16/2030	1,264	1,258	1,259	0.09%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (15)	First Lien Debt	S + 4.75%	8.48%	10/16/2030	5,408	5,389	5,387	0.37%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (15)	First Lien Debt	S + 4.75%	8.48%	10/16/2030	11,867	11,817	11,821	0.80%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	1,169	1,167	1,158	0.08%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,847	5,847	5,790	0.39%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,602	5,602	5,547	0.38%
HLSG Intermediate, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.37%	2/2/2033	10,404	10,361	10,333	0.70%
HLSG Intermediate, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.37%	2/2/2033	3,393	3,150	3,130	0.21%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
HMN Acquirer Corp.	(6) (15)	First Lien Debt	S + 4.50%	8.23%	11/5/2031	8,726	8,656	8,654	0.59%
HMN Acquirer Corp.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	11/5/2031	2,144	575	561	0.04%
Hologic, Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.99%	4/7/2033	2,593	2,587	2,541	0.16%
Impact Advisors, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	3/19/2032	7,143	928	863	0.06%
Impact Advisors, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.23%	3/19/2032	12,696	12,587	12,529	0.85%
Jazz Pharmaceuticals (AKA FINANCING LUX SARL)	(6) (11) (12)	First Lien Debt	S + 2.25%	5.89%	5/5/2028	3,095	3,106	3,107	0.21%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.39%	2/13/2032	1,840	1,831	1,801	0.12%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(15)	First Lien Debt	S + 4.75%	8.39%	2/13/2032	5,314	5,275	5,202	0.35%
Lavie Group, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.63%	10/12/2029	7,123	7,082	7,068	0.48%
Lavie Group, Inc.	(15)	First Lien Debt	S + 5.00%	8.62%	10/12/2029	6,371	6,321	6,322	0.43%
Lavie Group, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.63%	10/12/2029	1,888	(6)	(15)	—%
Lavie Group, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.62%	10/10/2029	648	402	399	0.03%
Lavie Group, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.62%	10/12/2029	4,339	4,306	4,305	0.29%
McKesson Medical-Surgical Top Holdings Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.98%	6/9/2032	293	292	293	0.02%
Midwest Eye Services, LLC	(6)	First Lien Debt	S + 4.50%	8.38%	8/20/2027	15,192	15,153	15,189	1.03%
New You Bariatric Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.06% (PIK)	10/31/2028	199	119	119	0.01%
New You Bariatric Group, LLC	(6)	First Lien Debt	S + 5.25%	9.06% (PIK)	10/31/2028	2,030	2,030	2,030	0.14%
Organon & Co	(6) (11) (12)	First Lien Debt	S + 2.25%	5.89%	5/19/2031	1,333	1,328	1,333	0.09%
Performance Health Holdings, Inc	(6) (15)	First Lien Debt	S + 3.75%	7.48%	3/19/2032	14,850	14,719	14,724	1.00%
Phoenix Guarantor Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.64%	2/21/2031	4,103	4,097	4,100	0.28%
Promptcare Infusion Buyer, Inc.	(7) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.75%	9/1/2027	313	313	313	0.02%
Promptcare Infusion Buyer, Inc.	(7) (15)	First Lien Debt	S + 6.00%	9.75%	9/1/2027	2,008	2,008	2,008	0.14%
QHR Health, LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.06%	5/28/2027	2,349	2,341	2,347	0.16%
QHR Health, LLC	(6)	First Lien Debt	S + 5.25%	9.06%	5/28/2027	17,443	17,384	17,424	1.18%
Select Medical Corporation	(6) (11) (12)	First Lien Debt	S + 3.00%	6.64%	12/3/2031	365	362	367	0.02%
Southern Veterinary Partners, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.16%	12/4/2031	5,029	5,028	5,030	0.34%
TBRS, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	11/24/2031	949	(4)	(18)	—%
TBRS, Inc.	(6) (7) (10)	Revolving Loan	S + 4.75%	8.42%	11/22/2030	1,243	90	76	0.01%
TBRS, Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.42%	11/24/2031	8,046	7,969	7,896	0.54%
Tidi Legacy Products, Inc.	(6) (7) (15)	First Lien Debt	S + 4.50%	8.14%	12/19/2029	15,499	15,495	15,446	1.05%
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	12/19/2029	4,152	4,159	4,138	0.28%
VMG Holdings LLC (VMG Health)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	4/16/2030	794	792	788	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
VMG Holdings LLC (VMG Health)	(6)	First Lien Debt	S + 5.00%	8.73%	4/16/2030	1,584	1,576	1,573	0.11%
VMG Holdings LLC (VMG Health)	(6) (15)	First Lien Debt	S + 5.00%	8.73%	4/16/2030	19,798	19,662	19,658	1.33%
VSC Specialty Molding Acquisition LLC	(6)	First Lien Debt	S + 4.50%	8.18%	10/6/2031	7,410	7,355	7,339	0.50%
VSC Specialty Molding Acquisition LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	10/6/2031	4,523	3,991	3,967	0.27%
Wellspring Pharmaceutical Corporation	(6)	First Lien Debt	S + 4.50%	8.34%	8/22/2028	10,593	10,553	10,568	0.72%
Wellspring Pharmaceutical Corporation	(6) (15)	First Lien Debt	S + 4.50%	8.45%	8/22/2028	6,366	6,344	6,350	0.43%
Wellspring Pharmaceutical Corporation	(6) (15)	First Lien Debt	S + 4.50%	8.45%	8/22/2028	3,572	3,552	3,564	0.24%
Wellspring Pharmaceutical Corporation	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.45%	8/22/2028	1,838	1,832	1,833	0.12%
YI, LLC (Young Innovations)	(6) (7) (15)	First Lien Debt	S + 5.75%	9.39%	12/3/2029	15,608	15,510	15,339	1.04%
Total Healthcare & Pharmaceuticals							422,583	421,548	28.57%

High Tech Industries
Ahead DB Holdings, LLC (Ahead Data Blue LLC)	(6) (11) (15)	First Lien Debt	S + 2.50%	6.23%	2/1/2031	9,825	9,802	9,683	0.66%
Alta Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.23%	2/18/2033	31,000	30,845	31,121	2.11%
Alta Buyer, LLC	(6) (10)	Revolving Loan	S + 4.50%	8.23%	2/18/2033	3,922	(20)	15	—%
Arctiq, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.36%	2/3/2032	34,133	33,992	33,953	2.30%
Arctiq, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.37%	2/3/2032	5,181	(5)	(27)	—%
BMC Software, Inc.	(6) (11)	First Lien Debt	S + 3.00%	6.42%	7/30/2031	4,183	4,159	3,781	0.26%
CACI International Inc	(6) (11) (12)	First Lien Debt	S + 1.75%	5.39%	3/9/2033	167	166	166	0.01%
CompoSecure Holdings, L.L.C.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.92%	1/14/2033	900	899	896	0.06%
Coreweave Financing DDTL V, LLC	(6) (10) (11) (12)	First Lien Debt	S + 4.50%	8.12%	11/15/2031	267	92	101	0.01%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7)	First Lien Debt	S + 8.42%	12.09%	8/2/2030	2,553	2,545	2,454	0.17%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7) (15)	First Lien Debt	S + 5.00%	8.67%	8/2/2030	14,894	14,843	14,317	0.97%
Dragon Buyer, Inc. (NCR Voyix)	(6) (11)	First Lien Debt	S + 2.75%	6.48%	9/30/2031	6,895	6,869	5,833	0.40%
Eliassen Group, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.48%	4/14/2028	226	226	220	0.01%
Eliassen Group, LLC	(6) (7)	First Lien Debt	S + 5.75%	9.48%	4/14/2028	3,137	3,137	3,060	0.21%
Emburse, Inc.	(7) (15)	First Lien Debt	S + 4.25%	7.98%	5/28/2032	2,964	2,958	2,964	0.20%
Emburse, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.98%	5/28/2032	529	(1)	—	—%
Emburse, Inc.	(6) (7) (10)	Revolving Loan	S + 4.25%	7.98%	5/28/2032	568	(1)	—	—%
Ensono, Inc.	(6) (11) (15)	First Lien Debt	S + 4.00%	7.76%	5/26/2028	14,729	14,697	14,474	0.98%
Exterro, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.75%	9.41%	6/1/2027	1,797	—	(29)	—%
Exterro, Inc.	(6) (15)	First Lien Debt	S + 5.75%	9.41%	6/1/2027	5,577	5,572	5,485	0.37%
Exterro, Inc.	(6)	First Lien Debt	S + 5.75%	9.41%	6/1/2027	20,000	19,774	19,672	1.33%
GNX HBS Parent, LLC	(6)	First Lien Debt	S + 4.50%	8.23%	10/1/2031	2,334	2,323	2,323	0.16%
GNX HBS Parent, LLC	(6)	First Lien Debt	S + 4.50%	8.23%	10/1/2031	10,102	10,028	9,847	0.67%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
GNX HBS Parent, LLC	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	10/1/2031	5,972	5,883	5,822	0.39%
GS AcquisitionCo, Inc.	(6) (7) (15)	First Lien Debt	S + 5.25%	8.98%	5/25/2028	17,464	16,915	16,869	1.14%
Icon Parent I Inc.	(6) (7) (11)	First Lien Debt	S + 2.75%	6.45%	11/13/2031	1,980	1,973	1,857	0.13%
II-VI INCORPORATED	(6) (11) (12)	First Lien Debt	S + 1.75%	5.39%	7/2/2029	1,091	1,094	1,093	0.06%
Infobase Acquisition, Inc.	(6) (15)	First Lien Debt	S + 5.50%	9.60%	6/14/2028	8,560	8,557	8,560	0.58%
Javelin Buyer, Inc.	(6) (7) (15)	Subordinated Debt	S + 5.00%	8.67%	12/6/2032	6,000	6,015	5,557	0.38%
Javelin Buyer, Inc.	(6) (7) (11) (15)	First Lien Debt	S + 2.75%	6.41%	12/5/2031	6,913	6,909	6,507	0.44%
Mermaid Bidco Inc.	(6)	First Lien Debt	S + 3.25%	6.91%	7/3/2031	3,960	3,952	3,916	0.26%
Mitchell International, Inc.	(6) (11)	First Lien Debt	S + 3.00%	6.64%	6/17/2031	5,291	5,278	5,052	0.34%
PointClickCare Technologies	(6) (11) (12)	First Lien Debt	S + 2.75%	6.41%	11/3/2031	569	569	567	0.04%
Project Alpha Intermediate Holding, Inc.	(6) (7) (11)	First Lien Debt	S + 3.25%	6.98%	10/26/2030	987	985	721	0.05%
Prosci, Inc.	(6)	First Lien Debt	S + 4.50%	8.24%	11/18/2030	20,000	19,933	19,524	1.32%
Quartz Holding Company (Quickbase)	(6) (15)	First Lien Debt	S + 3.25%	6.89%	10/2/2028	11,848	11,880	11,573	0.78%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7)	First Lien Debt	S + 4.50%	8.23%	9/30/2031	9,102	9,031	9,030	0.61%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7) (10)	Revolving Loan	S + 4.50%	8.23%	3/31/2031	1,062	(8)	(8)	—%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	9/30/2031	3,185	437	417	0.03%
Specialist Resources Global Inc.	(6)	First Lien Debt	S + 5.00%	8.64%	9/23/2027	122	119	120	0.01%
Specialist Resources Global Inc.	(15)	First Lien Debt	S + 5.00%	8.64%	9/23/2027	1,305	1,305	1,286	0.09%
Specialist Resources Global Inc.	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	9/23/2027	6,698	6,698	6,603	0.45%
Stratix Holding Corporation	(6)	First Lien Debt	S + 4.75%	8.60%	9/15/2028	3,958	3,954	3,942	0.27%
Stratix Holding Corporation	(6) (15)	First Lien Debt	S + 4.75%	8.60%	9/15/2028	19,731	19,534	19,650	1.33%
VALIDITY INC	(15)	First Lien Debt	S + 5.00%	8.68%	4/12/2032	7,726	7,661	7,539	0.51%
Venture Buyer, LLC (Velosio)	(6) (7) (15)	First Lien Debt	S + 5.25%	8.91%	3/1/2030	12,695	12,664	12,695	0.86%
Venture Buyer, LLC (Velosio)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.91%	3/1/2030	1,632	283	283	0.02%
Waldo Buyer, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.23%	4/1/2033	19,278	19,187	19,197	1.30%
Waldo Buyer, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/1/2033	5,508	(6)	(23)	—%
Waldo Buyer, LLC	(6) (7) (10)	Revolving Loan	S + 4.50%	8.23%	4/1/2033	3,809	(18)	(16)	—%
Waystar Technologies, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.64%	10/22/2029	2,249	2,252	2,247	0.15%
Total High Tech Industries							335,936	330,889	22.42%

Hotel, Gaming & Leisure
Cinemark USA, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.64%	5/24/2030	4,083	4,100	4,094	0.28%
Davidson Hotel Company LLC	(6) (15)	First Lien Debt	S + 5.00%	8.64%	10/31/2031	4,040	4,030	4,080	0.28%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Davidson Hotel Company LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	10/31/2031	930	296	307	0.02%
Oak-Eagle Acquireco, Inc.	(6) (11) (12)	First Lien Debt	S + 3.50%	7.21%	3/24/2033	600	591	602	0.04%
TKO Worldwide Holdings, LLC	(6) (11) (12)	First Lien Debt	S + 1.75%	5.41%	11/21/2031	955	951	953	0.06%
Total Hotel, Gaming & Leisure							9,968	10,036	0.68%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(6) (15)	First Lien Debt	S + 6.00%	9.72%	10/23/2028	5,698	5,665	5,616	0.38%
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(6) (11)	First Lien Debt	S + 2.75%	6.39%	1/31/2031	3,772	3,772	3,486	0.24%
Viking Buyer, LLC (Vanguard Packaging LLC)	(6) (15)	First Lien Debt	S + 5.50%	9.26%	2/9/2028	5,710	5,710	5,531	0.37%
VS Professional Training Acquisitionco, LLC	(6)	First Lien Debt	S + 5.25%	8.89%	9/30/2026	6,296	6,248	6,296	0.43%
VS Professional Training Acquisitionco, LLC	(6) (15)	First Lien Debt	S + 5.25%	8.89%	9/30/2026	6,866	6,846	6,866	0.47%
Total Media: Advertising, Printing & Publishing							28,241	27,795	1.89%

Media: Broadcasting & Subscription
Discovery Global Holdings, Inc.	(6) (11) (12)	First Lien Debt	S + 2.50%	6.14%	6/3/2033	888	885	889	0.06%
Nexstar Media Inc.	(6) (11) (12)	First Lien Debt	S + 2.75%	6.39%	3/18/2033	396	392	392	0.03%
UPC/Sunrise (UPC Financing Partnership)	(6) (11) (12)	First Lien Debt	S + 2.50%	6.10%	2/15/2032	2,875	2,868	2,843	0.19%
Total Media: Media: Broadcasting & Subscription							4,145	4,124	0.28%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,990	2,967	2,924	0.20%
Creative Artists Agency, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.14%	10/1/2031	1,567	1,575	1,569	0.11%
Total Media: Diversified & Production							4,542	4,493	0.31%

Metals & Mining
Arsenal AIC Parent LLC(Arconic)	(6) (11)	First Lien Debt	S + 2.75%	6.39%	8/18/2030	1,763	1,776	1,772	0.12%
Belden Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.90%	6/10/2033	367	366	368	0.03%
Total Metals & Mining							2,142	2,140	0.15%

Retail
Varsity Brands, Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.48%	8/26/2031	1,995	1,995	2,000	0.14%
Total Retail							1,995	2,000	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
ADI Global Distribution Funding LLC	(6) (11) (12)	First Lien Debt	S + 2.75%	6.37%	6/17/2033	80	80	80	0.01%
AG Group Holdings, Inc. (Addison Group)	(6) (11)	First Lien Debt	S + 4.25%	7.89%	12/29/2028	1,786	1,793	1,621	0.11%
ALKU Intermediate Holdings, LLC	(6)	First Lien Debt	S + 6.25%	9.98%	5/23/2029	2,643	2,614	2,619	0.18%
All4 Buyer, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	1/23/2032	2,105	768	759	0.05%
All4 Buyer, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.17%	1/23/2032	4,496	4,459	4,458	0.30%
Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC)	(6) (11)	First Lien Debt	S + 3.25%	6.89%	8/20/2032	3,425	3,425	3,431	0.23%
Archer Acquisition, LLC (ARMstrong)	(6) (15)	First Lien Debt	S + 4.75%	8.58%	10/9/2029	10,175	10,101	10,068	0.68%
Archer Acquisition, LLC (ARMstrong)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.54%	10/9/2029	860	855	851	0.06%
Astra Service Partners, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.24%	11/26/2032	12,019	11,973	11,954	0.81%
Astra Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	11/26/2032	3,954	2,050	2,034	0.14%
Bounteous, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	8/2/2029	7,269	3,775	3,775	0.26%
Bounteous, Inc.	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	8/2/2029	5,102	5,102	5,102	0.35%
Bounteous, Inc.	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	8/2/2029	824	824	824	0.06%
Bounteous, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.48%	8/2/2029	9,859	9,859	9,859	0.67%
Bounteous, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.48%	8/2/2029	4,008	4,008	4,008	0.27%
Bullhorn, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.64%	10/1/2029	17,764	17,543	17,464	1.18%
Caldwell & Gregory LLC	(6)	Subordinated Debt	S + 6.25%	9.98% (Cash) 2.50% (PIK)	3/31/2031	12,652	12,570	12,652	0.86%
Certus NDT Group Buyer, LLC	(6)	Subordinated Debt	N/A	9.00% (Cash) 3.00% (PIK)	2/11/2033	2,977	2,923	2,920	0.20%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(6)	Subordinated Debt	N/A	10.50% (Cash) 1.75% (PIK)	3/26/2031	1,403	1,375	1,408	0.10%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	10.50% (Cash) 1.75% (PIK)	3/26/2031	536	(5)	2	—%
Cornerstone Advisors of Arizona, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.48%	5/13/2032	17,532	17,456	17,369	1.18%
CPL Consultants, LLC	(6)	First Lien Debt	S + 4.25%	7.91%	2/17/2032	2,498	2,487	2,487	0.17%
CPL Consultants, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.91%	2/17/2032	8,013	92	66	—%
CV Holdco, LLC (Class Valuation)	(6)	Subordinated Debt	N/A	11.00%	3/31/2028	444	444	432	0.03%
CV Holdco, LLC (Class Valuation)	(6)	Subordinated Debt	N/A	11.00%	3/31/2028	10,000	9,981	9,711	0.66%
Dawn Bidco, LLC	(6) (11)	First Lien Debt	S + 3.00%	6.66%	2/4/2033	2,996	2,996	2,740	0.19%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(14) (15)	First Lien Debt	S + 5.00%	8.73%	7/21/2028	4,035	3,987	726	0.05%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(15)	First Lien Debt	S + 5.00%	8.75%	7/21/2028	2,165	2,152	2,165	0.15%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(15)	First Lien Debt	S + 5.00%	8.75%	7/21/2028	351	349	351	0.02%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6) (14)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	7/21/2028	667	665	120	0.01%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.75%	7/21/2028	312	313	312	0.02%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(14) (15)	First Lien Debt	S + 5.00%	8.73%	7/21/2028	655	648	118	0.01%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.75%	7/21/2028	358	358	358	0.02%
DISA Holdings Corp. (DISA Global Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.69%	9/9/2028	1,178	1,172	1,169	0.08%
DISA Holdings Corp. (DISA Global Solutions)	(6) (15)	First Lien Debt	S + 5.00%	8.69%	9/9/2028	6,550	6,517	6,498	0.44%
Element 78 Partners, LLC (E78)	(6)	First Lien Debt (Delayed Draw)	S + 5.50%	9.24%	12/1/2027	5,016	5,016	5,009	0.34%
Element 78 Partners, LLC (E78)	(6)	First Lien Debt	S + 5.50%	9.24%	12/1/2027	9,320	9,320	9,307	0.63%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (7)	First Lien Debt	S + 5.75%	9.63%	12/23/2026	12,666	12,644	12,632	0.86%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (7)	First Lien Debt	S + 5.75%	9.63%	12/23/2026	7,129	7,113	7,110	0.48%
Env Automation Acquisition, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.15%	12/8/2031	14,803	14,745	14,801	1.00%
Env Automation Acquisition, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.18%	12/8/2031	7,181	1,096	1,100	0.07%
Esquire Deposition Solutions, LLC	(6)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	2,211	2,183	2,190	0.15%
Fleet Midco I Limited	(6) (7) (12)	First Lien Debt	S + 2.75%	6.39%	2/21/2031	2,481	2,481	2,481	0.17%
Garda World Security Corporation	(6) (11) (12)	First Lien Debt	S + 2.75%	6.42%	2/1/2029	2,259	2,278	2,259	0.15%
Genuine Financial Holdings LLC (HireRight)	(11) (15)	First Lien Debt	S + 3.25%	6.89%	9/27/2030	1,789	1,776	1,737	0.12%
ICON LUXEMBOURG SARL	(6) (11) (12)	First Lien Debt	S + 2.00%	5.73%	7/3/2028	95	95	95	0.01%
ICON LUXEMBOURG SARL	(6) (11) (12)	First Lien Debt	S + 2.00%	5.73%	7/3/2028	24	24	24	—%
ImageFirst Holdings, LLC	(6) (15)	First Lien Debt	S + 3.00%	6.66%	3/12/2032	13,562	13,533	13,533	0.92%
Ingram Micro Inc	(6) (11) (12)	First Lien Debt	S + 2.25%	5.93%	9/22/2031	1,716	1,723	1,722	0.12%
KENG Acquisition, Inc. (Engage PEO)	(6) (7) (15)	First Lien Debt	S + 4.50%	8.16%	8/1/2029	8,920	8,858	8,759	0.59%
KENG Acquisition, Inc. (Engage PEO)	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.16%	8/1/2029	5,746	5,739	5,643	0.38%
KENG Acquisition, Inc. (Engage PEO)	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.16%	8/1/2029	7,644	7,609	7,507	0.51%
Kofile, Inc.	(6)	Subordinated Debt	N/A	9.00% (Cash) 3.00% (PIK)	6/30/2029	7,003	7,003	6,848	0.46%
KRIV Acquisition Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	7/31/2031	6,907	—	(39)	—%
KRIV Acquisition Inc.	(6) (10)	Revolving Loan	S + 4.75%	8.48%	7/31/2031	628	250	248	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
KRIV Acquisition Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	7/31/2031	2,651	(9)	(15)	—%
KRIV Acquisition Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.48%	7/31/2031	13,396	13,258	13,321	0.90%
LRN Corporation (Lion Merger Sub, Inc.)	(6)	First Lien Debt	S + 5.25%	8.92%	12/17/2027	7,247	7,223	7,219	0.49%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (7)	First Lien Debt	S + 5.25%	8.92%	12/17/2027	18,815	18,724	18,742	1.27%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (7)	First Lien Debt	S + 5.25%	8.92%	12/17/2027	579	578	577	0.04%
M&S Holdings Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.48%	12/23/2032	7,228	7,198	7,184	0.49%
M&S Holdings Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/23/2032	1,317	(1)	(8)	—%
MacKay Sposito, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	4/22/2033	1,000	75	70	—%
Medline Borrower, LP	(6) (11)	First Lien Debt	S + 1.50%	5.14%	5/30/2033	2,803	2,805	2,789	0.19%
OCM System One Buyer CTB, LLC (System One)	(6) (15)	First Lien Debt	S + 3.50%	7.14%	3/2/2028	1,279	1,279	1,277	0.09%
Olympus US Bidco LLC (Phaidon International)	(6) (12) (15)	First Lien Debt	S + 5.50%	9.26%	8/22/2029	19,515	19,291	18,694	1.27%
OMNIA Partners, LLC	(6) (7) (11) (15)	First Lien Debt	S + 2.75%	6.42%	12/31/2032	3,445	3,431	3,456	0.23%
Open Text Corporation	(6) (11) (12)	First Lien Debt	S + 1.75%	5.39%	1/31/2030	1,817	1,826	1,782	0.12%
Osmosis Buyer Limited	(6) (11) (12)	First Lien Debt	S + 2.50%	6.15%	6/24/2033	2,575	2,569	2,576	0.17%
Osmosis Buyer Limited	(6) (11) (12)	First Lien Debt	S + 2.75%	6.12%	7/31/2028	3,404	3,415	3,405	0.23%
Pegasus BidCo B.V.	(6) (11) (12)	First Lien Debt	S + 2.50%	5.86%	7/12/2032	3,120	3,131	3,125	0.21%
PN Buyer, Inc.	(6) (15)	First Lien Debt	S + 4.50%	8.14%	7/31/2031	15,478	15,412	15,102	1.02%
PN Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	7/31/2031	4,444	—	(108)	(0.01)%
Prime Security Services Borrower, LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.62%	10/13/2030	2,266	2,264	2,254	0.15%
Prime Security Services Borrower, LLC	(6) (11) (12)	First Lien Debt	S + 1.75%	5.37%	3/7/2032	372	369	367	0.02%
RailPros Parent, LLC	(6) (7) (15)	First Lien Debt	S + 4.25%	7.89%	5/24/2032	10,186	10,097	10,186	0.69%
RailPros Parent, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	7.89%	5/24/2032	3,156	945	945	0.06%
RailPros Parent, LLC	(6) (7) (10)	Revolving Loan	S + 4.25%	7.89%	5/24/2032	1,579	—	—	—%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.25%	8.99%	6/15/2029	5,604	5,585	5,604	0.38%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (7) (15)	First Lien Debt	S + 5.25%	8.99%	6/15/2029	12,970	12,900	12,970	0.88%
Redwood Services Group, LLC (Evergreen Services Group)	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.49%	6/15/2029	939	935	939	0.06%
Resideo Funding Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	8/13/2032	1,628	1,628	1,631	0.11%
Sagebrush Buyer, LLC (Province)	(6) (15)	First Lien Debt	S + 4.75%	8.39%	7/1/2030	6,275	6,229	6,228	0.42%
Sagebrush Buyer, LLC (Province)	(6)	First Lien Debt	S + 4.75%	8.39%	7/1/2030	8,957	8,903	8,890	0.60%
Sagebrush Buyer, LLC (Province)	(6) (15)	First Lien Debt	S + 4.75%	8.39%	7/1/2030	5,598	5,565	5,556	0.38%
Secretariat Advisors LLC	(6) (10) (11)	First Lien Debt (Delayed Draw)	S + 4.00%	7.73%	2/28/2032	835	—	(14)	—%
Secretariat Advisors LLC	(6) (11) (15)	First Lien Debt	S + 4.00%	7.73%	2/28/2032	6,845	6,818	6,730	0.46%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Sentinel Technologies, Inc	(6)	First Lien Debt	S + 4.50%	8.18%	11/3/2031	1,127	1,121	1,127	0.08%
Sentinel Technologies, Inc	(6) (15)	First Lien Debt	S + 4.50%	8.16%	11/3/2031	8,424	8,398	8,424	0.57%
Simplicity Financial Marketing Group Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 1.00%	5.00%	12/31/2031	1,000	—	(7)	—%
Soliant Lower Intermediate, LLC	(6) (11) (15)	First Lien Debt	S + 3.75%	7.38%	7/18/2031	17,554	17,416	12,999	0.88%
Syndigo LLC	(6)	First Lien Debt	S + 5.00%	8.67%	9/2/2032	13,157	13,098	12,641	0.86%
Syndigo LLC	(6) (10)	Revolving Loan	S + 5.00%	8.67%	9/2/2032	1,777	277	215	0.01%
Synechron	(6) (11)	First Lien Debt	S + 3.75%	7.48%	10/3/2031	1,483	1,472	1,392	0.09%
Tau Buyer, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 2.50%	6.23% (Cash) 2.50% (PIK)	2/2/2032	2,291	2,282	2,045	0.14%
Tau Buyer, LLC	(6) (7) (10)	Revolving Loan	S + 4.50%	8.23%	2/2/2032	1,720	651	481	0.03%
Tau Buyer, LLC	(6) (7) (15)	First Lien Debt	S + 2.50%	6.23% (Cash) 2.50% (PIK)	2/2/2032	9,978	9,899	8,910	0.60%
Thompson Safety LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	6/25/2032	13,622	2,059	1,978	0.13%
Thompson Safety LLC	(6) (10)	Revolving Loan	P + 4.00%	10.75%	6/25/2032	1,364	199	196	0.01%
TouchTunes Music Group, LLC (TouchTunes Interactive Network)	(6) (15)	First Lien Debt	S + 4.75%	8.48%	4/2/2029	14,325	14,189	13,589	0.92%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt	S + 4.50%	8.14%	1/31/2029	7,680	7,647	7,676	0.52%
Transit Buyer, LLC (Propark Mobility)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	1/31/2029	2,444	—	(1)	—%
Transit Buyer, LLC (Propark Mobility)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	1/31/2029	1,130	413	416	0.03%
Transit Buyer, LLC (Propark Mobility)	(6) (15)	First Lien Debt	S + 4.50%	8.14%	1/31/2029	6,223	6,188	6,219	0.42%
Transit Buyer, LLC (Propark Mobility)	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	1/31/2029	3,551	3,538	3,550	0.24%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	1/31/2029	8,856	8,847	8,852	0.60%
TSS Buyer, LLC (Technical Safety Services)	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	6/22/2029	608	608	605	0.04%
TSS Buyer, LLC (Technical Safety Services)	(6) (15)	First Lien Debt	S + 5.00%	8.64%	6/22/2029	19,187	19,102	19,098	1.29%
UBEO, LLC	(6)	Subordinated Debt	N/A	11.00%	1/3/2029	12,000	12,000	12,000	0.81%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (7)	First Lien Debt	S + 4.50%	8.17%	6/1/2029	3,017	3,003	3,019	0.20%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (7)	First Lien Debt	S + 4.50%	8.17%	6/1/2029	1,117	1,112	1,118	0.08%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	6/1/2029	1,011	—	1	—%
Victors CCC Buyer LLC (CrossCountry Consulting)	(7) (15)	First Lien Debt	S + 4.50%	8.17%	6/1/2029	1,344	1,331	1,345	0.09%
Victors CCC Buyer LLC (CrossCountry Consulting)	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	6/1/2029	138	137	138	0.01%
VRC Companies, LLC (Vital Records Control)	(6) (7)	First Lien Debt	S + 5.50%	9.16%	6/29/2027	13,016	12,990	12,984	0.88%
VRC Companies, LLC (Vital Records Control)	(6) (7)	First Lien Debt	S + 5.75%	9.45%	6/29/2027	4,724	4,724	4,724	0.32%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(6) (7) (15)	First Lien Debt	S + 3.75%	7.48%	7/13/2029	14,971	14,954	14,859	1.01%
Total Services: Business							579,293	565,544	38.31%

Services: Consumer
360 Holdco, Inc. (360 Training)	(6) (15)	First Lien Debt	S + 4.50%	8.14%	8/2/2028	5,832	5,796	5,766	0.39%
360 Holdco, Inc. (360 Training)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	8/2/2028	3,579	2,240	2,199	0.15%
ADPD Holdings LLC (NearU)	(6) (7)	First Lien Debt	S + 1.00%	4.95% (Cash), 5.00% (PIK)	8/16/2028	5,920	5,895	5,493	0.37%
AMS Parent, LLC (All My Sons)	(11) (15)	First Lien Debt	S + 4.75%	8.74%	10/25/2028	5,420	5,407	5,050	0.34%
Apex Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	10/24/2030	5,170	1,998	2,023	0.14%
Apex Service Partners, LLC	(6) (7) (10)	Revolving Loan	S + 5.00%	8.73%	10/24/2029	1,101	498	521	0.04%
Apex Service Partners, LLC	(6) (7) (15)	First Lien Debt	S + 5.00%	8.73%	10/24/2030	12,475	12,385	12,647	0.86%
Apex Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	10/24/2030	3,052	3,041	3,094	0.21%
Apex Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	10/24/2030	3,060	3,038	3,102	0.21%
Canopy Service Partners, LLC	(6)	First Lien Debt	S + 4.50%	8.23%	2/28/2033	10,714	10,654	10,527	0.71%
Canopy Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	2/28/2033	9,068	623	477	0.03%
Columbia Home Services LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.00% (PIK)	11/27/2031	442	(4)	(25)	—%
Columbia Home Services LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	11/27/2031	1,562	1,536	1,473	0.10%
Excel Fitness Consolidator LLC	(6) (15)	First Lien Debt	S + 4.75%	8.48%	4/29/2030	9,996	9,916	9,825	0.67%
Excel Fitness Consolidator LLC	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	4/29/2030	1,672	1,652	1,644	0.11%
Legacy Service Partners, LLC	(6)	First Lien Debt	S + 4.50%	8.23%	11/10/2031	9,422	9,402	9,366	0.63%
Legacy Service Partners, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.23%	11/10/2031	19,849	19,715	19,732	1.34%
Legacy Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/10/2031	12,051	481	411	0.03%
Legacy Service Partners, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	11/10/2032	95	79	78	0.01%
Legacy Service Partners, LLC	(6)	Subordinated Debt	N/A	13.25% (PIK)	11/10/2032	116	113	113	0.01%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.41%	12/6/2027	793	793	793	0.05%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt	S + 5.75%	9.41%	12/6/2027	9,140	9,140	9,140	0.62%
North Haven Spartan US Holdco LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.41%	12/6/2027	8,256	8,256	8,256	0.56%
Norton Life Lock	(6) (11) (12)	First Lien Debt	S + 1.75%	5.39%	9/12/2029	356	356	353	0.02%
NS412, LLC	(6)	First Lien Debt	S + 4.50%	8.33%	11/6/2026	5,002	5,000	5,002	0.34%
Perennial Services Group, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.23%	12/23/2032	21,278	21,106	20,425	1.38%
Perennial Services Group, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	12/23/2032	15,547	7,495	6,945	0.47%
Verscend Technologies	(6) (11)	First Lien Debt	S + 2.75%	6.48%	5/1/2031	197	198	181	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Yard-Nique, Inc.	(6)	First Lien Debt	S + 4.75%	8.48%	9/29/2028	23,282	23,154	23,153	1.57%
Yard-Nique, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	9/29/2028	4,488	(6)	(25)	—%
Total Services: Consumer							169,957	167,739	11.37%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6) (15)	First Lien Debt	S + 4.75%	8.45%	7/18/2028	14,382	14,352	14,382	0.97%
Total Sovereign & Public Finance							14,352	14,382	0.97%

Telecommunications
Arise Holdings, Inc.	(6) (14)	First Lien Debt	S + 4.50%	8.17% (PIK)	12/9/2027	4,676	3,957	3,666	0.26%
Arise Holdings, Inc.	(6) (14)	First Lien Debt	S + 4.50%	8.17% (PIK)	12/9/2027	2,415	153	—	—%
BCM One, Inc.	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	11/17/2027	4,350	4,350	4,350	0.29%
BCM One, Inc.	(6) (15)	First Lien Debt	S + 4.50%	8.24%	11/17/2027	14,507	14,507	14,507	0.98%
Greeneden U.S. Holdings II, LLC (Genesys Telecom Holdings U.S., Inc.)	(6) (11)	First Lien Debt	S + 2.50%	6.14%	1/30/2032	1,452	1,450	1,394	0.09%
Iridium Satellite LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	5.89%	9/20/2030	1,049	1,045	1,051	0.08%
MBS Holdings, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.74%	4/16/2027	792	792	792	0.05%
MBS Holdings, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.74%	4/16/2027	19,000	19,000	19,000	1.29%
Mobile Communications America, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.46%	10/16/2029	4,485	974	938	0.07%
Mobile Communications America, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.42%	10/16/2029	11,518	11,538	11,425	0.77%
Mobile Communications America, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/16/2029	3,791	3,808	3,761	0.25%
Sapphire Telecom, Inc.	(6) (15)	First Lien Debt	S + 5.00%	8.73%	6/27/2029	19,793	19,705	19,793	1.34%
Total Telecommunications							81,279	80,677	5.47%

Transportation: Cargo
FSK Pallet Holding Corp. (Kamps Pallets)	(6)	First Lien Debt	S + 6.25%	10.06%	12/23/2026	16,527	16,406	16,388	1.11%
FSK Pallet Holding Corp. (Kamps Pallets)	(6)	First Lien Debt	S + 6.75%	10.57%	12/23/2026	655	651	651	0.04%
Kenco PPC Buyer LLC	(6) (15)	First Lien Debt	S + 4.25%	7.92%	11/15/2029	20,845	20,772	20,839	1.41%
Kenco PPC Buyer LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	7.90%	11/15/2029	3,480	3,468	3,479	0.24%
Total Transportation: Cargo							41,297	41,357	2.80%

Transportation: Consumer
Air Canada	(6) (11) (12)	First Lien Debt	S + 1.75%	5.41%	3/21/2031	3,974	3,984	3,970	0.27%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (15)	First Lien Debt	S + 4.50%	8.14%	2/14/2031	18,463	18,293	18,123	1.22%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.15%	2/14/2031	2,051	(7)	(38)	—%
Firstline Road Solutions, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	5/1/2033	364	—	(2)	—%
Firstline Road Solutions, LLC	(6)	First Lien Debt	S + 4.50%	8.23%	5/1/2033	636	632	633	0.04%
WestJet Airlines	(6) (11) (12)	First Lien Debt	S + 2.75%	6.48%	2/14/2031	1,529	1,539	1,486	0.11%
Total Transportation: Consumer							24,441	24,172	1.64%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7)	First Lien Debt	S + 4.75%	8.40%	8/27/2031	13,737	13,630	13,686	0.93%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7) (10)	Revolving Loan	S + 4.75%	8.40%	8/27/2031	2,567	(19)	(10)	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.38%	8/27/2031	3,483	1,515	1,515	0.10%
Force Electrical Buyerco, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.17%	10/21/2032	9,435	9,391	9,282	0.63%
Force Electrical Buyerco, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.18%	10/21/2032	16,122	3,286	3,049	0.21%
Industrial Air Flow Dynamics, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.73%	8/14/2030	15,715	15,649	15,344	1.04%
Industrial Air Flow Dynamics, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	8/14/2030	4,167	—	(98)	(0.01)%
Low Voltage Holdings Inc.	(6) (7) (15)	First Lien Debt	S + 4.50%	8.23%	4/28/2032	2,394	2,388	2,394	0.16%
Low Voltage Holdings Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/28/2032	338	—	—	—%
Low Voltage Holdings Inc.	(6) (7) (10)	Revolving Loan	S + 4.50%	8.17%	4/28/2032	311	38	39	—%
Pinnacle Supply Partners, LLC	(6) (10) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.08%	4/3/2030	1,571	(3)	(66)	—%
Pinnacle Supply Partners, LLC	(6) (15)	First Lien Debt	S + 6.25%	10.01%	4/3/2030	7,926	7,792	7,591	0.51%
Pinnacle Supply Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.06%	4/3/2030	1,884	1,880	1,804	0.12%
RMS Energy Borrower LLC	(6) (15)	First Lien Debt	S + 4.50%	8.23%	9/30/2032	22,917	22,757	22,830	1.55%
RMS Energy Borrower LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	9/30/2032	4,189	3,809	3,816	0.26%
Vistra Operations Co	(6) (11) (12)	First Lien Debt	S + 2.00%	5.64%	4/30/2031	3,582	3,593	3,577	0.24%
Total Utilities: Electric							85,706	84,753	5.74%

Utilities: Water
USA Water Intermediate Holdings, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	2/21/2031	4,685	4,674	4,657	0.32%
USA Water Intermediate Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	2/21/2031	5,680	1,055	1,021	0.07%
USA Water Intermediate Holdings, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.17%	2/21/2031	13,176	13,111	13,098	0.89%
USA Water Intermediate Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.16%	2/21/2031	3,472	2,815	2,794	0.19%
Total Utilities: Water							21,655	21,570	1.47%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6) (15)	First Lien Debt	S + 5.50%	9.32%	1/19/2029	12,972	12,826	12,774	0.87%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	1/19/2029	3,067	3,029	3,020	0.20%
ISG Enterprises, LLC (Industrial Service Group)	(15)	First Lien Debt	S + 5.75%	9.41%	12/7/2028	2,392	2,370	2,331	0.16%
ISG Enterprises, LLC (Industrial Service Group)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.41%	12/7/2028	11,825	11,757	11,522	0.78%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.41%	12/7/2028	5,130	5,111	4,998	0.34%
Johnstone Supply, LLC	(6) (11)	First Lien Debt	S +2.25%	5.87%	6/9/2031	1,648	1,653	1,649	0.11%
New Era Technology, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 6.25%	10.13% (PIK)	6/30/2030	5,592	5,592	5,592	0.38%
Solaray, LLC	(6) (7)	First Lien Debt	S + 4.75%	8.51% (Cash), 2.00% (PIK)	3/27/2029	6,630	5,784	5,785	0.39%
Total Wholesale							48,122	47,671	3.23%

Total Debt Investments							$3,209,853	$3,171,767	214.94%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(6) (8) (9) (12)	Class A-1 Units	9/1/2023	1,180,000	1,180	2,175	0.14%
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	12/8/2023	76,054	76	87	0.01%
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	6/21/2024	383,427	383	436	0.03%
Total Aerospace & Defense					1,639	2,698	0.18%

Automotive
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	(6) (8)	Holdings Subscription	10/31/2024	550,000	550	446	0.03%
Total Automotive					550	446	0.03%

Banking, Finance, Insurance, Real Estate
BayPine Regal Co-Invest, LP	(6) (8) (13)	Partnership Interests	5/8/2026	1,000,000	1,000	1,000	0.07%
INS Co-Invest LP (Inszone)	(8) (10) (13)	Partnership Interests	11/29/2023	77,546	78	141	0.01%
R Arax Co-Invest UB, LP (Arax Investment Partners)	(8) (10) (12) (13)	Limited Partnership Interest	2/28/2024	1,042,158	1,043	2,110	0.15%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
R Chapel Avenue Holdings Co-Invest UB, LP	(8) (10) (13)	Partnership Interests	12/24/2024	458,961	460	965	0.07%
Starlight Co-Invest LP (Sedgwick Claims Management Services)	(6) (8) (13)	Partnership Interests	10/22/2024	1,000,000	1,004	1,095	0.06%
Total Banking, Finance, Insurance, Real Estate					3,585	5,311	0.36%

Beverage, Food & Tobacco
Lonestar Polaris Topco, LP (Razor Light, Inc.)	(6) (8)	Class A Units	2/6/2026	1,130,954	1,131	1,140	0.08%
Marlin Coinvest LP (Fortune International LLC)	(8) (13)	Limited Partnership Interests	5/8/2023	200,000	200	301	0.02%
MidOcean Partners QT Co-Invest, L.P. (QualiTech)	(6) (8) (13)	Class A Units	8/20/2024	972	976	1,007	0.07%
Spice World	(6) (8)	Common Equity	3/31/2022	1,000	126	189	0.01%
Sugar PPC FT Investor LLC (Sugar Foods)	(8) (13)	Parent Units	9/29/2023	2,000	200	301	0.02%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(6) (8) (10) (13)	Company Unit	10/5/2023	215	214	187	0.01%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(6) (8)	Class A Preferred Units	10/3/2022	464	464	202	0.02%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(6) (8)	Class B Common Units	10/3/2022	464	1	—	—%
Total Beverage, Food & Tobacco					3,312	3,327	0.23%

Capital Equipment
ATL GSE Holdings, LP (Skymark Refuelers)	(6) (8)	Class A Common Units	12/16/2025	502	517	563	0.04%
EFC Holdings, LLC (EFC International)	(8)	Class A Preferred Units	3/1/2023	114	114	142	0.01%
EFC Holdings, LLC (EFC International)	(8)	Class A Common Units	3/1/2023	114	46	—	—%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(6) (8)	Partner Interests	5/22/2024	1,000,000	1,010	759	0.05%
Total Capital Equipment					1,687	1,464	0.10%

Chemicals, Plastics & Rubber
Meyer Lab Aggregator LP	(8) (13)	Units	2/27/2024	977,790	985	986	0.07%
New Spartech Holdings LLC	(6) (8)	Common Units	6/6/2025	83,766	425	—	—%
Total Chemicals, Plastics & Rubber					1,410	986	0.07%

Construction & Building
GreyLion TGNL Holdings	(8) (10) (13)	Limited Partnership Interests	5/2/2025	846,770	865	1,724	0.11%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(6) (8)	Series F interests	5/26/2023	254,428	260	372	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
OSP Gannett Aggregator, LP (Gannett Fleming)	(6) (8) (9) (12)	Class A Interests	12/20/2022	178,922	179	262	0.02%
RPI Investments LP (Rose Paving)	(6) (8)	Class A Units	11/27/2024	690	100	99	0.01%
Trench Plate Rental Co. (Trench Safety Solutions Holdings, LLC)	(6) (8)	Common Equity	3/31/2022	1,000	127	40	—%
Trench Safety Solutions Holdings, LLC	(6) (8)	Preferred units	4/3/2025	121	13	23	—%
Total Construction & Building					1,544	2,520	0.17%

Consumer Goods: Durable
LH Equity Investors, L.P.	(6) (8) (13)	Limited Partnership Interests	9/3/2025	2,888	3,487	4,078	0.28%
Total Consumer Goods: Durable					3,487	4,078	0.28%

Consumer Goods: Non-Durable
AUA Famiglia Co-Investors Feeder, LLC	(6) (8)	Units	5/1/2026	2,592	2,731	2,592	0.18%
FBG Holdings LLC (Foodservices Brand Group)	(6) (8)	Common Units	8/8/2025	90	704	455	0.03%
Hermod Co-Invest, LP	(6) (8) (10) (13)	Common Units	10/15/2024	500,000	512	951	0.06%
RVGD Aggregator LP (Revision Skincare)	(6) (8)	Common Equity	3/31/2022	100	98	77	—%
Showtime Co-Investors LLC (WCI Holdings, LLC)	(8) (13)	Class A1 Units	2/6/2023	534,934	535	826	0.06%
Ultima Health Holdings, LLC	(6) (8)	Preferred units	9/12/2022	11	130	305	0.02%
Total Consumer Goods: Non-Durable					4,710	5,206	0.35%

Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(6) (8) (12)	Class A Units	12/17/2020	171,030	164	217	0.02%
Oliver Investors, LP (Oliver Packaging)	(6) (8)	Class A Common Units	7/6/2022	7,816	742	64	—%
Oliver Investors, LP (Oliver Packaging)	(6) (8)	Class A Common Units	4/22/2025	364	18	21	—%
PG Aggregator, LLC (Pacur)	(8)	LLC Units	3/31/2022	100	109	115	0.01%
Total Containers, Packaging & Glass					1,033	417	0.03%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(6) (8)	AA Equity Co-Invest	3/30/2023	670,024	863	1,004	0.07%
KLC Fund 1222-CI LP (Spectrum Science)	(6) (8) (13)	Partnership Interests	1/5/2024	261,350	280	193	0.01%
NP/BF Holdings, L.P.	(6) (8)	AA Equity Co-Invest	4/30/2025	1,000	1,000	755	0.05%
NYBG Holdings, LLC	(6) (8)	Class A Common Units	10/31/2025	26,886	657	604	0.04%
RCP Nats Co-Investment Fund LP	(6) (8) (13)	LP Interests	3/17/2025	779,607	782	1,362	0.09%
VSC Specialty Molding Holdings LLC	(8)	LP Interests	10/6/2025	3,237	321	322	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
WE Select Fund 3, L.P.	(6) (8) (13)	Limited Partnership Interests	9/10/2025	2,020,000	2,509	2,833	0.20%
Total Healthcare Pharmaceuticals					6,412	7,073	0.48%

High Tech Industries
GNX HBS Holdings, LLC	(6) (8)	Limited Partnership Interests	10/1/2025	241	238	333	0.02%
GrowthCurve Capital Nexus Co-Invest LP (Netchex)	(6) (8) (13)	Limited Partnership Interests	3/28/2024	538,708	574	627	0.04%
Three Rivers Co-Investment, L.P.	(6) (8) (13)	Limited Partnership Interests	11/7/2025	2,200,000	2,201	2,200	0.15%
Total High Tech Industries					3,013	3,160	0.21%

Diversified & Production
BroadcastMed Holdco, LLC	(6) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	629	0.04%
Total Media: Diversified & Production					655	629	0.04%

Services: Business
BayPine Monarch Co-Invest, LP	(6) (8) (13)	Limited Partnership Interests	6/3/2025	1,000,000	1,018	1,120	0.08%
Certus NDT Group Holdings, LLC	(6) (8)	Class A Units	2/11/2026	361	361	371	0.03%
Coalesce Diamond Coinvest, L.P.	(8) (10) (13)	Limited Partner Interests	5/19/2025	800,000	805	1,059	0.07%
Concord FG Holdings, LP (E78)	(8)	Class A Common Units	12/1/2021	895	631	588	0.04%
COP Village Green Investment, LLC (Village Green Holding)	(6) (8)	Class A Units	9/26/2024	954,000	954	1,258	0.09%
Crimson FLS TopCo, L.P.	(6) (8)	Class A Common Units	2/18/2026	50,000	5,000	4,968	0.34%
CV Holdco, LLC (Class Valuation)	(6) (8)	Class A Common Units	3/31/2022	1,208	123	95	0.01%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Class A Common Shares	9/11/2023	3,753,613	—	—	—%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Class A Preferred Shares	9/11/2023	10,256,410	389	594	0.04%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Class B Preferred Shares	9/11/2023	3,753,613	600	702	0.05%
Geds Equity Investors, LP (Esquire Deposition Services)	(6) (8)	Class A Limited Partnership Units	7/1/2024	2,424	320	319	0.02%
Harvest Group Topco Holdings, LP	(6) (8)	Class A Common Units	3/2/2026	4,899	—	—	—%
Harvest Group Topco Holdings, LP	(6) (8)	Preferred Units	3/2/2026	4,899	4,899	5,067	0.33%
KKEMP Blocked Co-Invest, LP	(6) (8)	Limited Partnership Interests	7/15/2025	1,000	1,029	1,160	0.08%
Kofile, Inc.	(6) (8)	Common Equity	3/31/2022	100	108	85	0.01%
KRIV Co-Invest Holdings, L.P. (Riveron)	(6) (8) (13)	Class A Units	7/17/2023	200	200	279	0.02%
Kwol Co-Invest LP (Worldwide Clinical Trials)	(6) (8)	Class A Interests	12/12/2023	7	74	135	0.01%
M&S Group Holdings, LLC	(6) (8)	Common Equity	12/23/2025	5,135	513	511	0.03%
NMS VONA Case Management Acquisition, LP	(8) (13)	Class A Interests	11/25/2025	6,516	4,066	4,821	0.33%
NMSEF II Holdings I, L.P.	(6) (8) (13)	Limited Partnership Interests	9/29/2025	2,020,000	2,067	2,170	0.15%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
PN Topco L.P.	(6) (8)	Class A Units	7/31/2025	344,319	344	281	0.02%
Rocket Ultimate LP	(6) (8)	Class A Units	2/19/2026	4,501,000	4,501	4,501	0.30%
Safety First Topco, L.P. (Smith System)	(6) (8)	Common Units	12/13/2023	90,077	95	95	0.01%
Schill Blocker Agg, LLC	(6) (8) (13)	Limited Partnership Interests	12/12/2025	6,000,000	6,000	5,958	0.39%
SkyKnight Financial Holdings LP	(6) (8) (10) (13)	Partnership Interests	12/24/2024	409,911	410	482	0.03%
STech Investors, LP (Sentinel Technologies)	(6) (8)	Class A Units	11/3/2025	1,627	164	192	0.01%
TBG Acquisitions, Inc.	(6) (8)	Series A-1 Preferred Stock	6/12/2026	1,000	1,000	1,000	0.07%
TL Voltron TopCo, L.P.	(8) (13)	Class A-2 Units	12/27/2024	500,000	500	838	0.06%
Uplift Investors Finch Co-Invest Fund, LP	(6) (8) (13)	Interests	3/31/2026	2,500,000	2,500	2,500	0.17%
Total Services: Business					38,671	41,149	2.79%

Services: Consumer
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	(6) (8) (10)	Partnership Interests	11/7/2023	77	77	158	0.01%
CHS Investors, LLC (Columbia Home Services)	(8)	Class A Units	5/27/2025	1,018	146	87	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(6) (8)	Class A Units	7/31/2023	770,000	862	963	0.06%
FS NU Investors, LP (NearU)	(6) (7) (8)	Class A Units	8/11/2022	1,419	142	43	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (8)	Class B-2 Units	1/9/2023	75	9	10	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (8)	Class B Units	1/9/2023	3,051	343	407	0.02%
Total Services: Consumer					1,579	1,668	0.10%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(6) (8) (10)	Limited Partnership Interests	6/30/2022	106,984	107	273	0.02%
Total Sovereign & Public Finance					107	273	0.02%

Telecommunications
Arise Holdings, Inc.	(6) (8)	Class A-1 Units	9/5/2025	1,029,330	—	—	—%
Total Telecommunications					—	—	—%

Transportation: Cargo
EVE Bison Co-Invest A, LP	(6) (8) (13)	Limited Partnership Interests	6/10/2026	1,000,000	1,000	1,000	0.07%
Total Telecommunications					1,000	1,000	0.07%

Utilities: Electric
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(6) (8)	Common Units	4/3/2023	111,875	112	34	—%
Total Utilities: Electric					112	34	—%

Utilities: Water
USAW Parent LLC (USA Water)	(8)	Common Units	2/21/2024	3,540	354	512	0.03%
Total Utilities: Water					354	512	0.03%

Wholesale
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	11/20/2025	17,000	1,707	1,786	0.13%
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	12/5/2025	2,066	207	217	0.01%
New Era Technology, LLC	(6) (8)	Preferred Equity	8/21/2025	4,915	4,112	111	0.01%
New Era Technology, LLC	(6) (8)	Common Equity	8/21/2025	4,915	—	—	—%
SRP Parent Inc	(6) (8)	Series A Common Stock	3/27/2026	466	—	—	—%
SRP Parent Inc	(6) (8)	Series A Preferred Stock	3/27/2026	47	—	—	—%
SRP Parent Inc	(6) (8)	Series A-1 Preferred Stock	3/27/2026	9	—	—	—%
SRP Parent Inc	(6) (8)	Series B-1 Preferred Stock	3/27/2026	26	53	53	—%
Total Wholesale					6,079	2,167	0.15%

Total Equity Investments					$80,939	$84,118	5.69%

Total Investments					$3,290,792	$3,255,885	220.63%

Cash Equivalents	Interest Rate	Shares	Cost	Fair Value	% of Net Assets (5)
BlackRock Liquidity Funds T-Fund Institutional Class	3.55%	57,568,866	$57,569	$57,569	3.90%
First American Government Obligations Fund - Class Z	3.55%	553,121	553	553	0.04%
Total Cash Equivalents			$58,122	$58,122	3.94%

Total Investments and Cash Equivalents			$3,348,914	$3,314,007	224.57%

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2026. As of June 30, 2026, effective rates for 1M S, 3M S, 6M S and 12M S are 3.65%, 3.73%, 3.85% and 3.99%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” and Note 4 “Fair Value Measurements” for more information.
(5)Percentage is based on net assets of $1,475,668 as of June 30, 2026.
(6)Denotes that all or a portion of the assets are owned by the Fund, SPV II, SPV III, SPV V, BSL SPV I, and/or BDC V SPV I (as defined in Note 1 “Organization”), which serve as collateral for the Bank of America Credit Facility, the Citi Credit Facility, the Scotiabank Credit Facility I, the Scotiabank Credit Facility II, and/or the SMBC Revolving Credit Facility (each as defined in the Notes), as applicable. Accordingly, such assets are not available to creditors of the Fund. See Note 6 “Secured Borrowings” for more information.
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of June 30, 2026, the Fund held ninety-nine restricted securities with an aggregate fair value of $84,118, or 5.69% of the Fund’s net assets.
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
(12)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of June 30, 2026, total non-qualifying assets at fair value represented 6.61% of the Fund's total assets calculated in accordance with the 1940 Act.
(13)Investments measured at net asset value (“NAV”). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(14)Loan was on non-accrual status as of June 30, 2026.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Capital Equipment
ATL GSE Holdings, LP	(6) (8)	Class A Common Units	12/16/2025	377	377	377	0.03%
EFC Holdings, LLC (EFC International)	(8)	Class A Common Units	3/1/2023	114	46	17	—%
EFC Holdings, LLC (EFC International)	(8)	Class A Preferred Units	3/1/2023	114	114	143	0.01%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(6) (8)	Partner Interests	5/22/2024	1,000,000	1,010	887	0.06%
Total Capital Equipment					1,547	1,424	0.10%

Chemicals, Plastics & Rubber
Meyer Lab Aggregator LP	(8) (13)	Units	2/27/2024	849,000	854	839	0.06%
New Spartech Holdings LLC	(6) (8)	Common Units	6/6/2025	84,000	425	—	—%
Total Chemicals, Plastics & Rubber					1,279	839	0.06%

Construction & Building
GreyLion TGNL Holdings	(8) (10) (13)	Limited Partnership Interests	5/2/2025	846,770	865	854	0.06%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(6) (8)	Series F interests	5/26/2023	254,428	260	365	0.03%
OSP Gannett Aggregator, LP (Gannett Fleming)	(6) (8) (9) (12)	Class A Interests	12/20/2022	178,922	179	257	0.02%
RPI Investments LP (Rose Paving)	(6) (8)	Class A Unit	11/27/2024	690	100	68	—%
Trench Plate Rental Co. (Trench Safety Solutions Holdings, LLC)	(6) (8)	Common Equity	3/31/2022	1,000	127	58	—%
Trench Safety Solutions Holdings, LLC	(6) (8)	Preferred units	4/3/2025	121	13	23	—%
Total Construction & Building					1,544	1,625	0.11%

Consumer Goods: Durable
LH Equity Investors, L.P.	(6) (8) (10) (13)	Limited Partnership Interests	9/3/2025	1,500	1,444	2,029	0.15%
Total Consumer Goods: Durable					1,444	2,029	0.15%

Consumer Goods: Non-Durable
FBG Holdings LLC	(6) (8)	Common Units	8/8/2025	90	704	703	0.05%
Hermod Co-Invest, LP	(6) (8) (10) (13)	Common Units	10/15/2024	511,792	512	729	0.05%
RVGD Aggregator LP (Revision Skincare)	(6) (8)	Common Equity	3/31/2022	100	98	70	0.01%
Showtime Co-Investors LLC (WCI Holdings, LLC)	(8) (13)	Class A1 Units	2/6/2023	534,934	535	802	0.06%
Ultima Health Holdings, LLC	(6) (8)	Preferred units	9/12/2022	11	130	291	0.02%
Total Consumer Goods: Non-Durable					1,979	2,595	0.19%
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Share/Unit	Cost	Fair Value	% of Net Assets (5)
Telecommunications
Arise Holdings, Inc.	(6) (8)	Class A-1 Units	9/5/2025	1,029,330	—	—	—%
Total Telecommunications					—	—	—%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(6) (8)	Common Units	4/3/2023	111,875	112	42	—%
Total Utilities: Electric					112	42	—%

Utilities: Water
USAW Parent LLC (USA Water)	(8)	Common Units	2/21/2024	4,226	423	631	0.05%
Total Utilities: Water					423	631	0.05%

Wholesale
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	11/20/2025	7,000	700	700	0.05%
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	12/5/2025	851	85	85	0.01%
New Era Technology, LLC	(6) (7) (8)	Preferred Equity	8/21/2025	4,915	4,112	2,295	0.17%
New Era Technology, LLC	(6) (7) (8)	Common Equity	8/21/2025	4,915	—	—	—%
Total Wholesale					4,897	3,080	0.22%

Total Equity Investments					$42,675	$43,651	3.14%

Total Investments					2,164,611	2,155,846	155.32%

Cash Equivalents	Interest Rate	Par Amount/Unit	Cost	Fair Value	% of Net Assets (5)
BlackRock Liquidity Funds T-Fund Institutional Class	3.64%	45,985,187	$45,985	$45,985	3.31%
First American Government Obligations Fund - Class Z	3.64%	575,225	575	575	0.04%
Total Cash Equivalents			$46,560	$46,560	3.35%

Total Investments and Cash Equivalents			$2,211,171	$2,202,406	158.67%

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
(amounts in thousands, except share and per share data)

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

On May 1, 2026, the Fund acquired substantially all of the assets of Nuveen Churchill BDC V (“BDC V”), including 100% of the limited liability company interests of BDC V’s wholly owned subsidiary, Nuveen Churchill BDC V SPV I LLC (“BDC V SPV I”), pursuant to the purchase and sale agreement, dated April 1, 2026, by and between the Fund and BDC V (the “BDC V Acquisition”). BDC V SPV I became a wholly owned subsidiary of the Fund and is consolidated in these consolidated financial statements commencing from May 1, 2026, the closing date of the BDC V Acquisition. See Note 9 for further details.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

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
Cash, Cash Equivalents, and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value. As of June 30, 2026 and December 31, 2025, the Fund did not hold any restricted cash. As of June 30, 2026 and December 31, 2025, the Fund held $58,122 and $46,560 of cash equivalents, respectively.
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
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. For the three and six months ended June 30, 2026, the Fund earned $2,414 and $4,729, respectively, in PIK income provisions, representing 3.66% and 4.05% of total investment income, respectively. For the three and six months ended June 30, 2025, the Fund earned $1,639 and $3,183, respectively, in PIK income provisions, representing 3.62% and 3.62% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended June 30, 2026, the Fund earned $3 and $3, respectively, in dividend income. For the three and six months ended June 30, 2025, the Fund earned $9 and $9, respectively, in dividend income.
Distributions from the Fund's equity investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2026, the Fund earned other income of $350 and $570, respectively, primarily related to amendment fees and prepayment fees. For the three and six months ended June 30, 2025, the Fund earned other income of $366 and $542, respectively, primarily related to amendment fees and prepayment fees
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of June 30, 2026, the Fund had investments in three portfolio companies on non-accrual status with an aggregate fair value of $17,208, which represented approximately 0.53% of total investments at fair value. As of December 31, 2025, the Fund had an investment in one portfolio company on non-accrual status with an aggregate fair value of $0, which represented approximately 0% of total investments at fair value.

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
Offering costs consist primarily of fees and expenses incurred in connection with the Fund’s continuous offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the Fund’s registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three and six months ended June 30, 2026, offering costs of $43 and $240, respectively, were incurred, and $200 and $436, respectively, were amortized and recognized as offering costs on the consolidated statements of operations and covered under the Expense Support Agreement. For the three and six months ended June 30, 2025, offering costs of $408 and $419, respectively, were incurred, and $242 and $429, respectively, were amortized and recognized as offering costs on the consolidated statements of operations and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
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
In addition, based on the excise distribution requirements, the Fund is subject to a nondeductible 4% U.S. federal excise tax on undistributed income, unless the Fund distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of the amount by which the Fund’s capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ended October 31 in that calendar year and (3) any certain undistributed amounts from the previous years on which the Fund paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to U.S. federal income tax is considered to have been distributed. The Fund intends to timely distribute to its shareholders substantially all of the Fund’s annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Fund may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the three and six months ended June 30, 2026 and 2025, the Fund incurred no excise tax.
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, CLO-II, SPV II, SPV III, BSL SPV I, SPV V, and BDC V SPV I are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense.

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
Segment Reporting
The Fund is externally managed by Churchill and operates as a single reportable segment in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Fund's sole business activity is deriving investment income from its portfolio of investments. The Fund's accounting policies are described in Note 2, Significant Accounting Policies. The Fund's chief operating decision makers ("CODM") are the investment committee, comprised of senior investment personnel from the Churchill investment teams, and the Chief Executive Officer and Chief Financial Officer. The CODM assess the Fund's performance based on: (i) net investment income, (ii) net realized and unrealized gains (losses) from investments, and (iii) net increase (decrease) in net assets resulting from operations, all of which are reported in the consolidated statements of operations. The CODM also may evaluate performance through industry benchmarking analyses using metrics disclosed in Note 10, Consolidated Financial Highlights. Churchill, subject to Board oversight, manages the Fund's day-to-day operations and provides investment advisory and management services to the Fund. All investment decisions require unanimous approval from the investment committee members. The operating expense categories and information presented in the consolidated statements of operations fully reflect the significant expense categories and amounts regularly provided to the CODM for decision-making purposes.

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

3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$3,050,951	$3,016,224	92.64%	$2,009,009	$2,001,896	92.86%
Subordinated Debt (1)	158,902	155,543	4.78%	112,927	110,299	5.12%
Equity Investments	80,939	84,118	2.58%	42,675	43,651	2.02%
Total	$3,290,792	$3,255,885	100.00%	$2,164,611	$2,155,846	100.00%
_______________
(1)As of June 30, 2026, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $69,981 and mezzanine debt of $85,562, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $72,198 and mezzanine debt of $86,704. As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $61,168, mezzanine debt of $47,832 and structured debt of $1,299, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $63,332, mezzanine debt of $48,295, and structured debt of $1,300.
The industry composition of the Fund’s investment portfolio as a percentage of fair value as of June 30, 2026 and December 31, 2025 was as follows:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Industry	June 30, 2026	December 31, 2025
Aerospace & Defense	1.89%	1.53%
Automotive	0.79%	1.37%
Banking, Finance, Insurance & Real Estate	5.04%	6.54%
Beverage, Food & Tobacco	6.86%	4.82%
Capital Equipment	7.50%	7.90%
Chemicals, Plastics & Rubber	1.52%	1.53%
Construction & Building	6.15%	6.53%
Consumer Goods: Durable	1.15%	1.65%
Consumer Goods: Non-durable	2.24%	3.02%
Containers, Packaging & Glass	2.40%	0.85%
Energy: Electricity	1.82%	1.98%
Energy: Oil & Gas	0.44%	0.58%
Environmental Industries	3.58%	3.92%
Healthcare & Pharmaceuticals	13.16%	13.80%
High Tech Industries	10.26%	8.13%
Hotel, Gaming & Leisure	0.31%	0.32%
Media: Advertising, Printing & Publishing	0.85%	0.78%
Media: Broadcasting & Subscription	0.13%	0.18%
Media: Diversified & Production	0.16%	0.21%
Metals & Mining	0.07%	0.07%
Retail	0.06%	—%
Services: Business	18.63%	18.85%
Services: Consumer	5.20%	3.68%
Sovereign & Public Finance	0.45%	0.42%
Telecommunications	2.48%	1.93%
Transportation: Cargo	1.30%	1.73%
Transportation: Consumer	0.75%	1.02%
Utilities: Electric	2.60%	4.03%
Utilities: Water	0.68%	0.69%
Wholesale	1.53%	1.94%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$3,150,328	$3,115,615	95.69%	211.13%
Canada	61,805	61,818	1.90%	4.19%
Denmark	2,700	2,701	0.08%	0.18%
Germany	29,250	29,393	0.90%	1.99%
United Kingdom	31,539	31,230	0.96%	2.12%
Netherlands	10,248	10,209	0.32%	0.69%
Ireland	4,922	4,919	0.15%	0.33%
Total	$3,290,792	$3,255,885	100.00%	220.63%

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,063,637	$2,054,885	95.32%	148.04%
Canada	34,930	34,964	1.62%	2.52%
Germany	28,528	28,764	1.33%	2.07%
United Kingdom	24,300	23,985	1.11%	1.73%
Netherlands	8,962	8,981	0.42%	0.65%
Ireland	4,254	4,267	0.20%	0.31%
Total	$2,164,611	$2,155,846	100.00%	155.32%
As of June 30, 2026 and December 31, 2025, on a fair value basis, 95.93% and 95.73%, respectively, of the Fund’s debt investments earn interest at a floating rate and 4.07% and 4.27%, respectively, of the Fund’s debt investments earn interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class, as of June 30, 2026 and December 31, 2025, according to the fair value hierarchy:

As of June 30, 2026	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
Assets:
First-Lien Debt	$—	$317,888	$2,698,336	$—	$3,016,224
Subordinated Debt (1)	—	2,527	153,016	—	155,543
Equity Investments	—	—	40,481	43,637	84,118
Cash Equivalents	58,122	—	—	—	58,122
Total Investments and Cash Equivalents	$58,122	$320,415	$2,891,833	$43,637	$3,314,007
_______________
(1)Subordinated Debt was further comprised of second lien term loans and/or second lien notes of $69,981 and mezzanine debt of $85,562.
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
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

	As of and for the Three Months Ended June 30, 2026
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2026	$1,972,627	$111,569	$28,957	$2,113,153
Purchase of investments	887,873	48,617	12,520	949,010
Proceeds from principal repayments and sales of investments	(114,927)	(9,007)	—	(123,934)
Payment-in-kind interest	594	1,820	—	2,414
Amortization of premium/accretion of discount, net	844	181	—	1,025
Net realized gain (loss) on investments	346	66	—	412
Net change in unrealized appreciation (depreciation) on investments	(8,261)	(230)	(996)	(9,487)
Transfers out of Level 3 (1)	(54,569)	—	—	(54,569)
Transfers to Level 3 (1)	13,809	—	—	13,809
Balance as of June 30, 2026	$2,698,336	$153,016	$40,481	$2,891,833

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2026	$(8,430)	$(298)	$(996)	$(9,724)

	As of and for the Six Months Ended June 30, 2026
	First-Lien Debt		Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2025	$1,738,850		$107,783	$19,581	$1,866,214
Purchase of investments	1,141,987		51,295	22,758	1,216,040
Proceeds from principal repayments and sales of investments	(134,567)		(9,013)	(69)	(143,649)
Payment-in-kind interest	1,434		3,295	—	4,729
Amortization of premium/accretion of discount, net	1,815		324	—	2,139
Net realized gain (loss) on investments	(394)		67	—	(327)
Net change in unrealized appreciation (depreciation) on investments	(19,658)		(735)	(1,197)	(21,590)
Transfers out of Level 3 (1)	(50,320)	—	—	(592)	(50,912)
Transfers to Level 3 (1)	19,189	—	—	—	19,189
Balance as of June 30, 2026	$2,698,336		$153,016	$40,481	$2,891,833

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2026	$(19,785)		$(802)	$(1,203)	$(21,790)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2026, transfers between Level 3 and Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

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
______________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2025, transfers out of Level 3 to Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2026 and December 31, 2025 were as follows:

Investment Type	Fair Value at June 30, 2026	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$2,563,598	Yield Method	Market Yield Discount Rate	6.85%	17.90%	9.49%
First-Lien Debt	33,719	Market Approach	EBITDA Multiple	7.50x	13.00x	11.14x
First-Lien Debt	8,680	Market Approach	Revenue Multiple	0.30x	0.65x	0.54x
Subordinated Debt	152,036	Yield Method	Market Yield Discount Rate	10.92%	25.25%	14.90%
Equity	36,153	Market Approach	EBITDA Multiple	6.75x	20.25x	13.37x
Equity	—	Market Approach	Revenue Multiple	0.30x	0.48x	0.0x
Equity	736	Yield Method	Market Yield Discount Rate	8.90%	15.16%	13.95%
Total	$2,794,922
First Lien Debt, Subordinated Debt, and Equity investments in the amount of $92,339, $980, and $3,592, respectively, at June 30, 2026 have been excluded from the table above as these investments are valued using recent transaction price.

Investment Type	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,541,771	Yield Method	Market Yield Discount Rate	6.71%	17.25%	8.93%
First-Lien Debt	26,503	Market Approach	EBITDA Multiple	7.25x	10.50x	9.39x
First-Lien Debt	4,807	Market Approach	Revenue Multiple	0.33x	0.50x	0.46x
Subordinated Debt	98,529	Yield Method	Market Yield Discount Rate	12.04%	26.50%	15.76%
Equity	16,744	Market Approach	EBITDA Multiple	5.50x	19.50x	11.94x
Equity	—	Market Approach	Revenue Multiple	0.33x	0.50x	0.0x
Equity	789	Yield Method	Market Yield Discount Rate	8.63%	15.01%	13.55%
Total	$1,689,143
First Lien Debt, Subordinated Debt, and Equity investments in the amount of $165,769, $9,254, and $2,048, respectively, at December 31, 2025 have been excluded from the table above as these investments are valued using recent transaction price.
Debt investments are generally valued using the yield method. Under the yield method, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected remaining life, portfolio company performance since the initial investment date, and other terms and risks associated with the investment. Among other factors, key risk determinants include the amount of leverage used by the portfolio company relative to its total enterprise value, current and projected financial performance of the portfolio company, and the rights and remedies of the Fund’s investment within the portfolio company’s capital structure. Debt investments also may be valued using a market approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. Certain factors are considered when selecting the appropriate companies, including the type of organization, similarity to the business being valued and relevant risk factors, and relative size, profitability and growth expectations. Adjustments may be applied to comparable company multiples to reflect differences in size, liquidity, growth prospects, or other company-specific factors. A recent transaction, if applicable, also may be considered in the valuation if the transaction price is believed to be representative of fair value.
Equity investments are generally valued using a market approach, which utilizes market value (EBITDA or revenue) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The selected multiple is used to estimate the enterprise value of the underlying portfolio company, from which the fair value of the Fund’s investment is derived after giving consideration to the portfolio company’s capital structure, including the seniority and terms of all outstanding debt and equity securities.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The significant unobservable input used under the yield method is a discount rate based on comparable market yields for similar investments. Significant increases or decreases in discount rates in isolation would result in a significantly lower or higher fair value measurement, respectively. The significant unobservable input used in the market approach is the performance multiple, which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying portfolio company. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value.
Alternative valuation methodologies may be used as deemed appropriate for debt or equity investments and may include, but are not limited to, a market approach, income approach, or liquidation (recovery) approach. The selection of an alternative methodology may reflect investment-specific circumstances or market conditions that warrant consideration of additional valuation approaches.
Weighted average inputs are calculated based on the relative fair value of the investments within each investment category.
Financial Instruments disclosed but not carried at fair value
The carrying value and fair value of the Fund’s debt obligations were as follows:

	June 30, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Bank of America Credit Facility	$332,500	$332,500	$67,000	$67,000
Citi Credit Facility	95,000	95,000	—	—
Scotiabank Credit Facility I	209,000	209,000	46,000	46,000
Scotiabank Credit Facility II	508,500	508,500	—	—
SMBC Revolving Credit Facility	—	—	21,500	21,500
2024 Debt	306,000	306,128	306,000	306,503
2025 Debt	355,000	355,779	355,000	356,090
Total	$1,806,000	$1,806,907	$795,500	$797,093
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The Advisory Agreement had an initial period of two years from its effective date, May 28, 2024, and will remain in effect from year-to-year thereafter if approved annually by either the Board or by the affirmative vote of the holders of a majority of the Fund’s outstanding voting securities and, in each case, a majority of the Independent Trustees. Most recently, on October 29, 2025, the Advisory Agreement was renewed for an additional one-year term commencing on December 1, 2025, resulting in the continuation of the Advisory Agreement until December 1, 2026. The Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by the Adviser without penalty upon not less than 120 days’ written notice to the Fund, or by the Fund without penalty upon not less than 60 days’ written notice to the Adviser.
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
For the three and six months ended June 30, 2026, base management fees earned were $2,767 and $5,402, respectively. As of June 30, 2026, $924 was payable to the Adviser related to management fees. For the three and six months ended June 30, 2025, base management fees earned were $1,837 and $3,439, respectively, of which $594 and $1,395 were waived by the Adviser. As of December 31, 2025, $868 was payable to the Adviser related to management fees.
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
(amounts in thousands, except share and per share data)

•15% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.76% (7.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
The Adviser waived the incentive fee based on income until the period ended May 31, 2025, and waived 50% of incentive fee based on income for the period from February 1, 2026 through April 30, 2026. For the three and six months ended June 30, 2026, the income based incentive fee was $5,538 and $10,402, respectively, of which $828 and $2,432 was waived by the Adviser. As of June 30, 2026, $4,722 was payable to the Adviser related to the income based incentive fee.
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
For the three and six months ended June 30, 2026 and 2025, the Fund did not incur any incentive fee based on capital gains.
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
The CAM Sub-Advisory Agreement had an initial period of two years from its effective date, May 28, 2024, and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Fund and, in each case, a majority of the Independent Trustees. Most recently, on October 29, 2025, the CAM Sub-Advisory Agreement was renewed for an additional one-year term commencing on December 1, 2025, resulting in the continuation of the CAM Sub-Advisory Agreement until December 1, 2026.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

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
The NAM Sub-Advisory Agreement had an initial period of two years from its effective date, May 28, 2024, and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Fund and, in each case, a majority of the Independent Trustees. Most recently, on October 29, 2025, the NAM Sub-Advisory Agreement was renewed for an additional one-year term commencing on December 1, 2025, resulting in the continuation of the NAM Sub-Advisory Agreement until December 1, 2026.
Administration Agreement
On March 31, 2022, the Fund entered into an administration agreement (as amended on January 10, 2023 and October 30, 2024, the “Administration Agreement”) with Churchill BDC Administration LLC, which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Fund with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, assisting the Fund with the preparation of the financial records that the Fund is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or Churchill, the Administrator also may provide significant managerial assistance on the Fund’s behalf to those portfolio companies that have accepted the Fund’s offer to provide such assistance. U.S. Bank Global Fund Services provides the Fund with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
For the three and six months ended June 30, 2026, the Fund incurred $617 and $1,131, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2025, the Fund incurred $403 and $832, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of June 30, 2026 and December 31, 2025, $1,618 and $459, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

with an equivalent aggregate NAV as such share. The total underwriting compensation and total organization and offering expenses will not exceed 10% and 15%, respectively, of the gross proceeds from the Fund’s offering.
For the three months ended June 30, 2026, the Fund accrued distribution and shareholder servicing fees of $97 and $16, respectively, that were attributable to Class S and Class D shares, respectively. For the six months ended June 30, 2026, the Fund accrued distribution and shareholder servicing fees of $191 and $32 that were attributable to Class S and Class D shares, respectively. For the three months ended June 30, 2025, the Fund accrued distribution and shareholder servicing fees of $62 and $12 that were attributable to Class S and Class D shares, respectively. For the six months ended June 30, 2025, the Fund accrued distribution and shareholder servicing fees of $108 and $22 that were attributable to Class S and Class D shares, respectively. As of June 30, 2026 and December 31, 2025, $48 and $52, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
(amounts in thousands, except share and per share data)

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	(379)	—	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	(176)	—	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	(198)	—	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	(113)	—	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 31, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
September 30, 2025	384	—	—	384	9.82%	September 30, 2028	0.15%
December 31, 2025	413	—	—	413	8.88%	December 31, 2028	0.23%
March 31, 2026	428	—	—	428	8.49%	March 31, 2029	0.16%
June 30, 2026	178	—	—	178	8.55%	June 30, 2029	0.21%
Total	$5,137	$—	$(2,526)	$2,611
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

For the three and six months ended June 30, 2026, there were no Reimbursement Payments to Nuveen Alternative Holdings.
Board of Trustees’ Fees

The Board consists of six members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three and six months ended June 30, 2026, the Fund incurred $127 and $252, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2025, the Fund incurred $126 and $257, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of June 30, 2026 and December 31, 2025, $127 and $128, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser, Churchill, in its capacity as sub-adviser, and/or the Administrator may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser, Churchill, and/or the Administrator for such amounts paid on its behalf. Amounts payable to the Adviser, Churchill, and the Administrator are settled in the normal course of business without formal payment terms. As of June 30, 2026 and December 31, 2025, the Fund owed the Adviser, Churchill and/or the Administrator $1,986 and $1,226, respectively, for reimbursements including the Fund’s allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

6. SECURED BORROWINGS
The Fund and its wholly owned subsidiaries are parties to credit facilities or debt obligations, including term debt securitizations, as described below. The term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Fund. In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Fund’s asset coverage was 181.71% and 274.50%, respectively. The Fund and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.
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

As of June 30, 2026, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.80% per annum. As of June 30, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.89% per annum. Interest is payable monthly in arrears.

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$3,783	$3,424
Unused fees	113	134
Amortization of deferred financing costs	188	189
Total interest and debt financing expenses	$4,084	$3,747

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$5,027	$7,835
Unused fees	300	201
Amortization of deferred financing costs	372	318
Total interest and debt financing expenses	$5,699	$8,354

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
For the three and six months ended June 30, 2026, the component of interest expense related to the Citi Credit Facility were as follows:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Borrowing interest expense	$642	$642
Unused fees	19	19
Amortization of deferred financing costs	53	53
Total interest and debt financing expenses	$714	$714
Scotiabank Credit Facility I

On July 19, 2024, a wholly owned subsidiary of NCPCF entered into a credit agreement (as amended from time to time, the “Scotiabank Credit Facility I Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility I”) with the lenders from time to time parties thereto, NCPCF, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility I Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility I. In connection with an amendment on May 22, 2025, SPV III and BSL SPV I were added as new borrowers (collectively, the “New Borrowers”). In addition, the amendment, among other things: (i) adjusted the total revolving commitment available to $150,000 (subject to increases up to $450,000), subject to availability governed by a collateralization test; (ii) amended the applicable margin for the interest rate payable by each New Borrower, and (iii) extended the final maturity date from July 19, 2033 to May 22, 2034.

The total revolving commitment available was increased to $450,000, subject to availability governed by a collateralization test, effective February 22, 2026.
Borrowings under the Scotiabank Credit Facility I are secured by all of the assets held by the New Borrowers and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of June 30, 2026, the Scotiabank Credit Facility I bore interest at a rate of SOFR, reset daily, plus 2.03% per annum. Interest is payable quarterly. The Fund and the New Borrowers, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility I Agreement includes usual and customary events of default for facilities of this nature. Borrowings under the Scotiabank Credit Facility I will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.
Subsequent to fiscal quarter ended June 30, 2026, on August 6, 2026, the Fund, SPV III and BSL SPV I entered into an amendment to the Scotiabank Credit Facility I Agreement. See Note 11 “Subsequent Events” for more information.
For the three months ended June 30, 2026 and 2025, the components of interest expense related to the Scotiabank Credit Facility I were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$2,738	$3,147
Unused fees	329	161
Amortization of deferred financing costs	76	1,083
Total interest and debt financing expenses	$3,143	$4,391

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the Scotiabank Credit Facility I were as follows:

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$3,782	$7,589
Unused fees	583	386
Amortization of deferred financing costs	135	1,121
Total interest and debt financing expenses	$4,500	$9,096

Scotiabank Credit Facility II

On August 1, 2025, BDC V SPV I, a wholly owned subsidiary of BDC V, entered into a credit agreement (as amended from time to time, the “Scotiabank Credit Facility II Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility II”) with the lenders from time to time parties thereto, BDC V, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian.

Effective May 1, 2026, as a result of the BDC V Acquisition, the Fund became a party to the Scotiabank Credit Facility II Agreement as successor in interest to BDC V and assumed the Scotiabank Credit Facility II. The Scotiabank Credit Facility II Agreement provides for borrowings in an aggregate amount of up to $550,000.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Borrowings under the Scotiabank Credit Facility II are secured by all of the assets held by BDC V SPV I and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of June 30, 2026, the Scotiabank Credit Facility II bore interest at a rate of SOFR, reset daily, plus 1.975% per annum. Interest is payable quarterly. Any amounts borrowed under the Scotiabank Credit Facility II will mature on August 1, 2034. The Fund and BDC V SPV I, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility II Agreement includes usual and customary events of default for facilities of this nature.
Subsequent to fiscal quarter ended June 30, 2026, on August 6, 2026, in connection with the Fund entering into the Norinchukin Bank Credit Agreement, the Fund terminated the Scotiabank Credit Facility II Agreement. See Note 11 “Subsequent Events” for more information.
For the three and six months ended June 30, 2026, the component of interest expense related to the Scotiabank Credit Facility II were as follows:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Borrowing interest expense	$4,896	$4,896
Unused fees	35	35
Amortization of deferred financing costs	20	20
Total interest and debt financing expenses	$4,951	$4,951
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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the SMBC Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the SMBC Revolving Credit Facility. As of June 30, 2026, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.125% per annum.

The SMBC Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Fund of additional indebtedness and on the Fund’s ability to make distributions to its shareholders, or to redeem, repurchase or retire

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

common shares of beneficial interest upon the occurrence of certain events and certain financial covenants related to asset coverage and minimum shareholders’ equity, as well as customary events of default.

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$339	$127
Unused fees	74	60
Amortization of deferred financing costs	114	35
Total interest and debt financing expenses	$527	$222

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$826	$127
Unused fees	142	60
Amortization of deferred financing costs	226	35
Total interest and debt financing expenses	$1,194	$222

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

For the three months ended June 30, 2026 and 2025, the components of interest expense related to CLO-I were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$4,243	$4,709
Amortization of debt issuance costs	113	113
Total interest and debt financing expenses	$4,356	$4,822

For the six months ended June 30, 2026 and 2025, the components of interest expense related to CLO-I were as follows:

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$8,471	$9,525
Amortization of debt issuance costs	225	225
Total interest and debt financing expenses	$8,696	$9,750

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
For the three months ended June 30, 2026 and 2025, the components of interest expense related to CLO-II were as follows:

	Three months ended June 30,
	2026	2025
Borrowing interest expense	$4,830	$2,391
Amortization of debt issuance costs	140	60
Total interest and debt financing expenses	$4,970	$2,451

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

For the six months ended June 30, 2026 and 2025, the components of interest expense related to CLO-II were as follows:

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$9,701	$2,391
Amortization of debt issuance costs	279	60
Total interest and debt financing expenses	$9,980	$2,451

Summary of Secured Borrowings
The Fund’s debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Bank of America Credit Facility	Citi Credit Facility	Scotiabank Credit Facility I	Scotiabank Credit Facility II	SMBC Revolving Credit Facility	2024 Debt	2025 Debt	Total
Total Commitment	$350,000	$150,000	$450,000	$550,000	$100,000	$306,000	$355,000	$2,261,000
Amount Outstanding (1)	332,500	95,000	209,000	508,500	—	306,000	355,000	1,806,000
Unused Portion (2)	17,500	55,000	241,000	41,500	100,000	—	—	455,000
Amount Available (3)	16,103	54,828	236,095	40,399	100,000	—	—	447,425
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities is net of deferred financing and issuance costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

	December 31, 2025
	Bank of America Credit Facility	Scotiabank Credit Facility	SMBC Revolving Credit Facility	2024 Debt	2025 Debt	Total
Total Commitment	$350,000	$150,000	$100,000	$306,000	$355,000	$1,261,000
Amount Outstanding (1)	67,000	46,000	21,500	306,000	355,000	795,500
Unused Portion (2)	283,000	104,000	78,500	—	—	465,500
Amount Available (3)	278,124	96,982	78,500	—	—	453,606
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities are net of deferred financing and issuance costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2026 and 2025, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$21,470	$13,798
Unused fees	571	355
Amortization of deferred financing and debt issuance costs	703	1,480
Total interest and debt financing expenses	$22,744	$15,633
Average interest rate (1)	5.69%	6.47%
Average daily borrowings	$1,552,544	$877,676
______________
(1)Average interest rate includes borrowing interest expense and unused fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$33,343	$27,467
Unused fees	1,079	647
Amortization of deferred financing and debt issuance costs	1,311	1,759
Total interest and debt financing expenses	$35,733	$29,873
Average interest rate (1)	5.75%	6.53%
Average daily borrowings	$1,206,472	$868,056

Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of June 30, 2026 and December 31, 2025:

	Payments Due by Period
As of June 30, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$332,500	$—	$—	$332,500	$—
Citi Credit Facility	95,000	95,000
Scotiabank Credit Facility I	209,000	—	—	—	209,000
Scotiabank Credit Facility II	508,500				508,500
SMBC Revolving Credit Facility	—	—	—	—	—
2024 Debt	306,000	—	—	—	306,000
2025 Debt	355,000	—	—	—	355,000
Total debt obligations	$1,806,000	$95,000	$—	$332,500	$1,378,500

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$67,000	$—	$—	$67,000	$—
Scotiabank Credit Facility I	46,000	—	—	—	46,000
SMBC Revolving Credit Facility	21,500	—	—	21,500	—
2024 Debt	306,000	—	—	—	306,000
2025 Debt	355,000	—	—	—	355,000
Total debt obligations	$795,500	$—	$—	$88,500	$707,000
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2026 and December 31, 2025 for any such exposure.
As of June 30, 2026 and December 31, 2025, the Fund had the following unfunded investment commitments:

Portfolio Company	June 30, 2026	December 31, 2025
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$1,339	$3,580
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,271	1,611
ACP Maverick Holdings, Inc. - Delayed Draw Loan	683	683
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	19	19
All Star Recruiting Locums, LLC (All Star Healthcare Solutions) - Delayed Draw Loan	3,943	3,943

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
All4 Buyer, LLC - Delayed Draw Loan	1,328	1,602
Alta Buyer, LLC - Revolving Loan	3,922	—
AmerCareRoyal, LLC - Delayed Draw Loan	—	3,307
Apex Service Partners, LLC - Delayed Draw Loan	3,173	5,170
Apex Service Partners, LLC - Revolving Loan	596	812
Aprio Advisory Group, LLC - Delayed Draw Loan	16,210	12,414
Aprio Advisory Group, LLC - Revolving Loan	1,586	1,133
Arax Investment Partners Holdings, LLC - Delayed Draw Loan	—	2,100
Arax MidCo, LLC - Delayed Draw Loan	—	3,492
ARC Health OPCO, LLC - Delayed Draw Loan	5,000	1,667
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	—	281
Arctiq, Inc. - Delayed Draw Loan	5,181	—
Ascend Partner Services LLC - Delayed Draw Loan	—	379
Astra Service Partners, LLC - Delayed Draw Loan	1,898	2,824
AWP Group Holdings, Inc. - Delayed Draw Loan	—	1,978
Beantown Holdings, Inc. - Delayed Draw Loan	4,818	4,818
Bells Parent, Inc. - Revolving Loan	128	—
Big Apple Advisory, LLC - Delayed Draw Loan	3,152	3,324
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bishop Street Underwriters LLC - Delayed Draw Loan	8,157	—
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,019	1,019
Bounteous, Inc. - Delayed Draw Loan	3,494	7,279
Bradford Soap International, Inc. - Delayed Draw Loan	3,519	2,514
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	4,750	4,750
Canopy Service Partners, LLC - Delayed Draw Loan	8,433	—
Chicago US Midco III, LP - Delayed Draw Loan	1,293	1,293
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	9,859	442
CMP Ren Partners I-A LP (LMI Consulting, LLC)	2	2
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	6	6
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	1	1
Coalesce Diamond Coinvest, L.P.	200	200
Cobalt Service Partners, LLC - Delayed Draw Loan	2,453	6,468
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	1,258	1,258
Coding Solutions Acquisition, Inc. - Revolving Loan	1,101	1,101
Cohen Advisory, LLC - Delayed Draw Loan	4,073	4,073
Cohnreznick Advisory LLC - Delayed Draw Loan	1,008	2,532
Columbia Home Services LLC - Delayed Draw Loan	442	442
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.) - Delayed Draw Loan	1,000	1,000
COP Village Green Acquisitions, Inc. (Village Green Holding) - Delayed Draw Loan	536	536
Coreweave Financing DDTL V, LLC - Delayed Draw Loan	172	—
CPL Consultants, LLC - Delayed Draw Loan	7,913	—
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	1,955	3,487
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	2,567	2,567
Davidson Hotel Company LLC - Delayed Draw Loan	632	893
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC) - Delayed Draw Loan	—	2,576
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	—	2,553
Emburse, Inc. - Delayed Draw Loan	529	529
Emburse, Inc. - Revolving Loan	568	568
Env Automation Acquisition, LLC - Delayed Draw Loan	6,080	5,129
Environ Energy, LLC - Delayed Draw Loan	4,077	6,711
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	1,790	563
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	2,051	2,051
Excel Fitness Consolidator LLC - Delayed Draw Loan	—	1,677

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
Exterro, Inc. - Delayed Draw Loan	1,797	1,797
FirstCall Mechanical Group, LLC - Delayed Draw Loan	—	4,400
Firstline Road Solutions, LLC - Delayed Draw Loan	364	—
FoodScience, LLC - Delayed Draw Loan	3,737	3,737
Force Electrical Buyerco, LLC - Delayed Draw Loan	12,812	11,393
Gannett Fleming, Inc. - Revolving Loan	853	2,131
GNX HBS PARENT, LLC - Delayed Draw Loan	—	4,266
GreyLion TGNL Holdings	153	153
Health Management Associates, Inc. - Delayed Draw Loan	2,384	—
Heartland Paving Partners, LLC - Delayed Draw Loan	621	621
Hermod Co-Invest, LP	31	19
HLSG Intermediate, LLC - Delayed Draw Loan	240	—
HMN Acquirer Corp. - Delayed Draw Loan	1,565	2,144
Hyphen Solutions, LLC - Delayed Draw Loan	1,444	1,444
Impact Advisors, LLC - Delayed Draw Loan	6,186	7,143
Impact Parent Corporation (Impact Environmental Group) - Delayed Draw Loan	18	84
Industrial Air Flow Dynamics, Inc. - Delayed Draw Loan	4,167	4,167
INS Co-Invest LP (Inszone)	3	3
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	—	1,649
Kenco PPC Buyer LLC - Delayed Draw Loan	—	4,920
KENE Acquisition, Inc. (aka Entrust) - Delayed Draw Loan	—	1,430
KENE Acquisition, Inc. (aka Entrust) - Revolving Loan	—	197
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	11,098	—
Knight AcquireCo, LLC - Delayed Draw Loan	4,814	3,439
KRIV Acquisition Inc. (Riveron) - Revolving Loan	377	—
KRIV Acquisition, Inc. (Riveron) - Delayed Draw Loan	9,558	7,045
L.A. Specialty Produce Co., LLC - Delayed Draw Loan	2,190	—
Lavie Group, Inc. - Delayed Draw Loan	2,132	2,132
Legacy Service Partners, LLC - Delayed Draw Loan	11,584	11,998
LH Equity Investors, L.P.	—	56
LJ Avalon Holdings, LLC - Delayed Draw Loan	2,618	—
Low Voltage Holdings Inc. - Delayed Draw Loan	338	457
Low Voltage Holdings Inc. - Revolving Loan	272	311
M&S Holdings Buyer, Inc. - Delayed Draw Loan	1,317	941
MacKay Sposito, LLC - Delayed Draw Loan	926	—
MEI Buyer LLC - Delayed Draw Loan	1,391	1,391
Mobile Communications America, Inc. - Delayed Draw Loan	3,511	3,920
MPG Parent Holdings, LLC (Market Performance Group) - Delayed Draw Loan	2,957	3,473
Naturpak PPC Buyer LLC - Delayed Draw Loan	2,260	2,070
New You Bariatric Group, LLC - Delayed Draw Loan	80	80
Online Labels Group, LLC - Delayed Draw Loan	499	499
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	11,219	17,583
Ovation Holdings, Inc. - Delayed Draw Loan	3,028	372
Perennial Services Group, LLC - Delayed Draw Loan	7,979	11,348
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,571	1,571
PMI (US) Bidco, Inc. - Delayed Draw Loan	690	—
PN Buyer, Inc. - Delayed Draw Loan	4,444	4,444
PT Intermediate Holdings III, LLC - Delayed Draw Loan	—	166
R Arax Co-Invest UB, LP (Arax Investment Partners)	311	404
R Chapel Avenue Holdings Co-Invest UB, LP	349	349
RailPros Parent, LLC - Delayed Draw Loan	2,211	3,158
RailPros Parent, LLC - Revolving Loan	1,579	1,579
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	11,190	8,727

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
Razor Light, Inc. - Delayed Draw Loan	5,022	—
Razor Light, Inc. - Revolving Loan	3,630	—
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	—	1,030
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	2,743	3,187
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	1,062	775
RMS Energy Borrower LLC - Delayed Draw Loan	357	2,999
Rose Paving, LLC - Delayed Draw Loan	—	146
SCIC Buyer, Inc. - Delayed Draw Loan	2,323	2,323
Secretariat Advisors LLC - Delayed Draw Loan	835	835
SI Solutions, LLC - Delayed Draw Loan	3,960	3,960
Simplicity Financial Marketing Group Holdings, Inc. - Delayed Draw Loan	1,000	—
SkyKnight Financial Holdings LP	40	40
SkyMark Refuelers, LLC - Delayed Draw Loan	13,296	9,972
Smith & Howard Advisory LLC - Delayed Draw Loan	1,572	99
Specialist Resources Global Inc. - Delayed Draw Loan	—	11,790
Specialty Manufacturing Holdings, LLC - Delayed Draw Loan	1,879	—
Sugar PPC Buyer LLC (Sugar Foods) - Delayed Draw Loan	3,043	3,043
Syndigo LLC - Revolving Loan	1,493	1,777
Tau Buyer, LLC - Delayed Draw Loan	—	1,165
Tau Buyer, LLC - Revolving Loan	1,055	1,445
TBRS, Inc. - Delayed Draw Loan	949	949
TBRS, Inc. - Revolving Loan	1,144	1,243
Thermostat Purchaser III, Inc. - Delayed Draw Loan	—	9,375
Thompson Safety LLC - Delayed Draw Loan	11,564	12,177
Thompson Safety LLC - Revolving Loan	1,159	1,364
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	3,157	902
USA Industries Holdings LLC - Delayed Draw Loan	4,858	3,470
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	5,283	1,148
USALCO - Delayed Draw Loan	—	61
Vensure Employer Services, Inc. - Delayed Draw Loan	1,986	250
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,349	1,349
Vertex Service Partners, LLC - Delayed Draw Loan	7,194	7,194
Vessco Midco Holdings, LLC - Delayed Draw Loan	76	792
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Victors CCC Buyer LLC (CrossCountry Consulting) - Delayed Draw Loan	1,011	—
VMG Holdings LLC (VMG Health) - Delayed Draw Loan	—	569
VSC Specialty Molding Acquisition LLC - Delayed Draw Loan	513	3,230
Waldo Buyer, LLC - Delayed Draw Loan	5,508	—
Waldo Buyer, LLC - Revolving Loan	3,809	—
Watermill Express, LLC - Delayed Draw Loan	1,900	1,900
WCI-Momentum Bidco, LLC - Delayed Draw Loan	978	699
WSB Engineering Holdings Inc. - Delayed Draw Loan	5,276	6,085
Yard-Nique, Inc. - Delayed Draw Loan	4,488	—
Total unfunded commitments (1)	$383,031	$359,377
_______________
(1)Represents the full amount of the Fund's commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Fund and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
The Fund seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of June 30, 2026, the Fund had adequate financial resources to satisfy its unfunded investment commitments.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

8. NET ASSETS
The Fund has the authority to issue an unlimited number of Common Shares for each class.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 Class I shares of beneficial interest at $25.00 per share. On March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 Class I shares of beneficial interest at $25.00 per share. As of June 30, 2026, TIAA owned 3,347,667 Class I shares of beneficial interest held both directly and indirectly through a private fund in which TIAA is the sole investor.
On the Escrow Break Date, the Fund had satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow.
The following table presents transactions in Common Shares for the three months ended June 30, 2026 (amounts in thousands except share amounts):

	Three Months Ended June 30, 2026
	Shares	Amount
CLASS S
Subscriptions	40,058	$958
Share transfers between classes	(3,264)	(78)
Distributions reinvested	18,308	437
Share repurchases, net of early repurchase deduction	(160,518)	(3,819)
Net increase (decrease)	(105,416)	$(2,502)
CLASS D
Subscriptions	28,353	$680
Share transfers between classes	—	—
Distributions reinvested	19,118	457
Share repurchases, net of early repurchase deduction	(26,901)	(641)
Net increase (decrease)	20,570	$496
CLASS I
Subscriptions	2,387,551	$57,296
Share transfers between classes	3,252	78
Distributions reinvested	475,755	11,401
Share repurchases, net of early repurchase deduction	(1,213,003)	(28,936)
Net increase (decrease)	1,653,555	$39,839

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares for the six months ended June 30, 2026 (amounts in thousands except share amounts):

	Six Months Ended June 30, 2026
	Shares	Amount
CLASS S
Subscriptions	176,631	$4,263
Share transfers between classes	(21,320)	(516)
Distributions reinvested	35,380	851
Share repurchases, net of early repurchase deduction	(174,289)	(4,150)
Net increase (decrease)	16,402	$448
CLASS D
Subscriptions	71,330	$1,725
Share transfers between classes	—	—
Distributions reinvested	38,312	923
Share repurchases, net of early repurchase deduction	(31,850)	(760)
Net increase (decrease)	77,792	$1,888
CLASS I
Subscriptions	6,673,260	$161,232
Share transfers between classes	21,256	516
Distributions reinvested	922,578	22,239
Share repurchases, net of early repurchase deduction	(2,946,374)	(70,328)
Net increase (decrease)	4,670,720	$113,659

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares for the three months ended June 30, 2025 (amounts in thousands except share amounts):

	Three Months Ended June 30, 2025
	Shares	Amount
CLASS S
Subscriptions	393,583	$9,662
Share transfers between classes	—	—
Distributions reinvested	8,652	212
Share repurchases, net of early repurchase deduction	(1,257)	(31)
Net increase (decrease)	$400,978	$9,843
CLASS D
Subscriptions	124,957	$3,077
Share transfers between classes	(123)	(3)
Distributions reinvested	13,453	332
Share repurchases, net of early repurchase deduction	(4,634)	(113)
Net increase (decrease)	$133,653	$3,293
CLASS I
Subscriptions	6,603,294	$162,612
Share transfers between classes	122	3
Distributions reinvested	413,951	10,203
Share repurchases, net of early repurchase deduction	(209,244)	(5,131)
Net increase (decrease)	$6,808,123	$167,687

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares for the six months ended June 30, 2025 (amounts in thousands except share amounts):

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
(amounts in thousands, except share and per share data)

The Fund determines NAV for each class of Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).
The following tables present each month-end net offering price for Class S, Class D, and Class I Common Shares, which equals their respective NAV per share, for the six months ended June 30, 2026 and 2025.

	Net Offering Price Per Share
For The Months Ended	Class S	Class D	Class I
January 31, 2026	$24.21	$24.28	$24.28
February 28, 2026	$24.09	$24.16	$24.16
March 31, 2026	$23.94	$24.02	$24.02
April 30, 2026	$23.91	$24.00	$24.00
May 31, 2026	$23.81	$23.88	$23.88
June 30, 2026	$23.79	$23.86	$23.86

	Net Offering Price Per Share
For the Months Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64
April 30, 2025	$24.54	$24.59	$24.60
May 31, 2025	$24.58	$24.63	$24.63
June 30, 2025	$24.47	$24.54	$24.54

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Distributions

The following tables summarize the Fund’s distributions recorded during the for the six months ended June 30, 2026 (amounts in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.153	$279
February 25, 2026	February 28, 2026	March 27, 2026	$0.153	$288
March 27, 2026	March 31, 2026	April 28, 2026	$0.153	$291
April 29, 2026	April 30, 2026	May 28, 2026	$0.153	$294
May 29, 2026	May 31, 2026	June 29, 2026	$0.153	$296
June 28, 2026	June 30, 2026	July 28, 2026	$0.153	$298
Total			$0.918	$1,746

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.165	$217
February 25, 2026	February 28, 2026	March 27, 2026	$0.165	$219
March 27, 2026	March 31, 2026	April 28, 2026	$0.165	$220
April 29, 2026	April 30, 2026	May 28, 2026	$0.165	$224
May 29, 2026	May 31, 2026	June 29, 2026	$0.165	$225
June 28, 2026	June 30, 2026	July 28, 2026	$0.165	$227
Total			$0.990	$1,332

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.170	$9,493
February 25, 2026	February 28, 2026	March 27, 2026	$0.170	$9,702
March 27, 2026	March 31, 2026	April 28, 2026	$0.170	$9,994
April 29, 2026	April 30, 2026	May 28, 2026	$0.170	$10,017
May 29, 2026	May 31, 2026	June 29, 2026	$0.170	$10,109
June 28, 2026	June 30, 2026	July 28, 2026	$0.170	$10,186
Total			$1.020	$59,501
_______________
(1)Distributions are net of distribution and servicing fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following tables summarize the Fund’s distributions recorded during the six months ended June 30, 2025 (amounts in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.183	$156
February 27, 2025	February 28, 2025	March 28, 2025	$0.183	$162
March 28, 2025	March 31, 2025	April 29, 2025	$0.183	$172
April 26, 2025	April 30, 2025	May 29, 2025	$0.183	$183
May 27, 2025	May 31, 2025	June 27, 2025	$0.183	$229
June 27, 2025	June 30, 2025	July 29, 2025	$0.183	$246
			$1.098	$1,148

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.195	$162
February 27, 2025	February 28, 2025	March 28, 2025	$0.195	$165
March 28, 2025	March 31, 2025	April 29, 2025	$0.195	$170
April 26, 2025	April 30, 2025	May 29, 2025	$0.195	$173
May 27, 2025	May 31, 2025	June 27, 2025	$0.195	$177
June 27, 2025	June 30, 2025	July 29, 2025	$0.195	$195
			$1.170	$1,042

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.200	$6,741
February 27, 2025	February 28, 2025	March 28, 2025	$0.200	$6,901
March 28, 2025	March 31, 2025	April 29, 2025	$0.200	$7,076
April 26, 2025	April 30, 2025	May 29, 2025	$0.200	$7,622
May 27, 2025	May 31, 2025	June 27, 2025	$0.200	$8,019
June 27, 2025	June 30, 2025	July 29, 2025	$0.200	$8,430
			$1.200	$44,789
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
(amounts in thousands, except share and per share data)

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
As of June 30, 2026, a portion of the Fund’s distributions resulted from expense support from an affiliate of the Adviser, and future distributions may result from expense support from an affiliate of the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance and can only be sustained if the Fund achieves positive investment performance in future periods and/or an affiliate of the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.
The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the six months ended June 30, 2026 (amounts in thousands except share and per share amounts):

	Class S		Class D		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.918	$1,746	$0.990	$1,332	$1.020	$59,501
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$0.918	$1,746	$0.990	$1,332	$1.020	$59,501

The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the six months ended June 30, 2025 (amounts in thousands except share and per share amounts):

	Class S		Class D		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.098	$1,148	$1.170	$1,042	$1.200	$44,789
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$1.098	$1,148	$1.170	$1,042	$1.200	$44,789

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

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
The following table presents the share repurchases completed for the six months ended June 30, 2026 and 2025 (amounts in thousands except share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2026	Class I	March 27, 2026	$24.02	$41,392	1,733,371
February 28, 2026	Class D	March 27, 2026	$24.02	$119	4,949
February 28, 2026	Class S	March 27, 2026	$23.94	$330	13,771
May 29, 2026	Class I	June 29, 2026	$23.86	$28,936	1,213,003
May 29, 2026	Class D	June 29, 2026	$23.86	$641	26,901
May 29, 2026	Class S	June 29, 2026	$23.79	$3,819	160,518
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

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

9. BDC V ACQUISITION
On May 1, 2026, the Fund completed its acquisition of substantially all of the assets of BDC V, an affiliated BDC externally managed by Churchill. The BDC V Acquisition was completed pursuant to a Purchase and Sale Agreement, dated April 1, 2026 (the “Purchase Agreement”), by and between BDC V, as seller, and the Fund, as buyer.
Pursuant to the Purchase Agreement, the aggregate purchase price of $346,954 was equal to the net asset value of BDC V as of April 29, 2026 (the “Purchase Price”). Upon closing, BDC V sold, transferred, assigned and conveyed to the Fund substantially all of its assets, and the Fund assumed all of BDC V’s liabilities, including indebtedness outstanding under BDC V’s Scotiabank Credit Facility II (defined in Note 6). The Fund borrowed $337,310 under its Bank of America Credit Facility and Scotiabank Credit Facility I to fund the Purchase Price.
The BDC V Acquisition was accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations - Related Issues (“ASC 805”). Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair value as of the closing date of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill.
The following table summarizes the assets and liabilities of BDC V acquired and assumed by the Fund in connection with the BDC V Acquisition:

April 29, 2026
Assets acquired
Non-controlled/non-affiliated investments, at fair value	$840,972
Cash and cash equivalents	11,638
Other assets	9,149
Total assets acquired	$861,759

Liabilities assumed
Secured borrowings (net of $951 deferred financing costs)	$510,049
Other liabilities	4,756
Total liabilities assumed	$514,805

Net Assets acquired	$346,954

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2026:

	Six months ended June 30, 2026
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.25	$24.32	$24.32
Net investment income (1)	0.91	0.99	1.02
Net realized gains (losses) (1)	(0.03)	(0.03)	(0.03)
Net change in unrealized appreciation (depreciation) (1)	(0.43)	(0.43)	(0.43)
Net increase (decrease) in net assets resulting from operations	0.45	0.53	0.56
Shareholder distributions (2)	(0.92)	(0.99)	(1.02)
Early repurchase deduction fees (8)	—	—	—
Other (3)	0.01	—	—
Net asset value, end of period	$23.79	$23.86	$23.86

Supplemental Data:
Net assets, end of period	$42,436	$32,202	$1,401,030
Shares outstanding, end of period	1,783,958	1,349,140	58,705,303
Total return (4)	1.92%	2.22%	2.35%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	9.04%	8.16%	8.03%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	8.78%	7.91%	7.78%
Ratio of net investment income to average net assets (5)	7.87%	8.32%	8.61%
Portfolio turnover rate (7)	5.55%	5.55%	5.55%
Asset coverage ratio (9)	181.71%	181.71%	181.71%
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
(5)Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income to average net assets includes the effect of expense support and the waiver of 50% of the income based incentive fees for the period from February 1, 2026 through April 30, 2026. Ratios are annualized for periods less than one year. Income-based incentive fees waiver is accounted for through the expiration date of the waiver and is not annualized.
(6)The ratio of interest and debt financing expenses to average net assets for the six months ended June 30, 2026 was 5.09%, 4.96% and 5.01% for Class S, Class D, and Class I shares, respectively, and is annualized for periods less than one year.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following is a schedule of consolidated financial highlights for the six months ended June 30, 2025:

	Six months ended June 30, 2025
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.74	$24.79	$24.80
Net investment income (1)	1.20	1.30	1.32
Net realized gains (losses) (1)	(0.09)	(0.08)	(0.08)
Net change in unrealized appreciation (depreciation) (1)	(0.27)	(0.31)	(0.30)
Net increase (decrease) in net assets resulting from operations	0.84	0.91	0.94
Shareholder distributions (2)	(1.10)	(1.17)	(1.20)
Other (3)	(0.01)	0.01	—
Net asset value, end of period	$24.47	$24.54	$24.54

Supplemental Data:
Net assets, end of period	$32,834	$24,424	$1,029,260
Shares outstanding, end of period	1,341,605	995,349	41,942,430
Total return (4)	1.92%	2.22%	2.35%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	10.47%	9.49%	9.57%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	9.56%	8.59%	8.63%
Ratio of net investment income to average net assets (5)	9.34%	9.77%	10.23%
Portfolio turnover rate (7)	8.92%	8.92%	8.92%
Asset coverage ratio (8)	221.45%	221.45%	221.45%
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

11. SUBSEQUENT EVENTS

The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2026, except as discussed below.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Distributions
On July 29, 2026, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on or about August 28, 2026 to shareholders of record as of July 31, 2026.

Net Distribution
Class I Common Shares	$0.170
Class S Common Shares	$0.153
Class D Common Shares	$0.165
Subscriptions
Subsequent to the fiscal quarter ended June 30, 2026, the Fund received approximately $34.0 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of August 11, 2026. As of August 11, 2026, the Fund has raised total gross proceeds of $1.7 billion in the continuous offering of its Common Shares.
BDC V SPV I Name Change
On July 17, 2026, BDC V SPV I changed its name to NCPCIF SPV VI, LLC (“SPV VI”).
Scotiabank Credit Facility I upsize
On August 6, 2026, the Fund, SPV III and BSL SPV I entered into the third amendment to the Scotiabank Credit Facility I Agreement (the “Scotiabank Credit Facility I Amendment”). The Scotiabank Credit Facility I Amendment, among other things, (1) increases the total revolving commitment from $450,000 to $550,000, (ii) reduces the applicable margin from 2.03% per annum to 1.93% per annum, (iii) extends the reinvestment period end date from May 22, 2027 to August 6, 2028, and (iv) extends the maturity date from May 22, 2034 to August 6, 2035.
Addition of Norinchukin Bank Credit Facility and Termination of Scotiabank Credit Facility II Agreement
On August 6, 2026, the Fund entered into a credit agreement (“Norinchukin Bank Credit Agreement”) with SPV VI, as borrower (the “Borrower”), the Fund, as servicer, the lenders from time to time parties thereto, the Bank of Nova Scotia, as syndication agent, U.S. Bank Trust Company, National Association, as loan agent, collateral agent and collateral administrator, and U.S. Bank National Association, as custodian, that (i) provides for Class A-T Loans in an aggregate principal amount of $247,500 and Class B Loans in an aggregate principal amount of $45,000, in each case subject to availability governed by an overcollateralization test, and (ii) has a reinvestment period ending on July 25, 2030 and a final maturity date on July 25, 2038. In connection therewith, the Fund will transfer to SPV VI certain originated or acquired loans and related assets from time to time pursuant to a loan sale and contribution agreement.

The interest rate charged on the loans under the Norinchukin Bank Credit Agreement is based on Term SOFR plus an applicable margin of 1.58% per annum for Class A-T Loans, and 1.93% per annum for Class B Loans. The obligations of the Borrower under the Norinchukin Bank Credit Agreement are secured by substantially all assets held by the Borrower.

The Fund used the proceeds from the Norinchukin Bank Credit Agreement to pay down and terminate the Scotiabank Credit Facility II Agreement.

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
On December 11, 2024, we completed the acquisition of substantially all of the assets of Nuveen Churchill Private Credit Fund (“NCPCF” and the acquisition of NCPCF, the “NCPCF Acquisition”) pursuant to a Purchase and Sale Agreement, dated

October 23, 2024 (the “NCPCF Purchase Agreement”), between the Fund and NCPCF. Prior to NCPCF’s dissolution, the Fund and NCPCF were affiliated BDCs, and NCPCF was externally managed by Churchill. Pursuant to the NCPCF Purchase Agreement, at the Effective Time (as defined in the NCPCF Purchase Agreement), we delivered to NCPCF an aggregate purchase price of $221.0 million, equal to the net asset value of NCPCF as of December 9, 2024, at which time NCPCF sold, transferred, assigned and conveyed to us substantially all of its assets, and we assumed all of NCPCF’s liabilities, including $281.5 million of indebtedness outstanding under the Scotiabank Credit Facility I (as defined below).
Effective May 1, 2026, we completed the acquisition of substantially all assets of Nuveen Churchill BDC V ("BDC V" and the acquisition of BDC V, the “BDC V Acquisition”) through the Purchase and Sale Agreement, dated April 1, 2026 (the "BDC V Purchase Agreement"), between the Fund and BDC V. BDC V was an affiliated BDC externally managed by Churchill. Under the terms of the BDC V Purchase Agreement, at the Effective Time (as defined therein), we paid total consideration of $347.0 million to BDC V, representing BDC V's net asset value as of April 29, 2026, at which time BDC V sold, transferred, assigned and conveyed to us substantially all of its assets, and we assumed all of BDC V’s liabilities, including $511.0 million of indebtedness outstanding under the Scotiabank Credit Facility II (as defined below).
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and six months ended June 30, 2026 and 2025 is presented below (amounts in thousands):

	Three Months Ended June 30,
	2026	2025
Net funded investment activity
New gross commitments at par (1) (2)	$64,615	$134,466
Net investments funded (2)	103,373	135,676
Investments sold or repaid	(97,456)	(95,317)
Net funded investment activity	$5,917	$40,359

Gross commitments at par (1) (2)
First-lien debt	$57,814	$128,501
Subordinated debt	1,196	1,989
Equity investments	5,605	3,976
Total gross commitments	$64,615	$134,466

Portfolio company activity
Portfolio companies, beginning of period	337	288
Number of new portfolio companies	41	13
Number of exited portfolio companies	(11)	(12)
Portfolio companies, end of period	367	289
Count of investments	714	527
Count of industries	30	30

New Investment Activity
Weighted average annual interest rate on new debt investments at par	8.24%	9.04%
Weighted average annual interest rate on new floating rate debt investments at par	8.16%	9.00%
Weighted average spread on new floating rate debt investments at par	4.43%	4.70%
Weighted average annual coupon on new fixed rate debt investments at par	12.16%	12.00%
Weighted average annual interest rate on exited or repaid investments at par	8.66%	8.94%
________
(1) Gross commitments at par includes unfunded investment commitments.
(2) Gross commitments at par and investments funded for the three months ended June 30, 2026 excludes gross commitments and funded investments of $878,398 and $840,972, respectively, acquired in connection with the BDC V Acquisition. For additional information, see Note 9 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2026	2025
Net funded investment activity
New gross commitments at par (1) (2)	$427,082	$341,824
Net investments funded (2)	424,982	351,798
Investments sold or repaid	(144,907)	(159,720)
Net funded investment activity	$280,075	$192,078

Gross commitments at par (1) (2)
First-lien debt	$405,940	$328,864
Subordinated debt	3,722	7,920
Equity investments	17,420	5,040
Total gross commitments	$427,082	$341,824

Portfolio company activity
Portfolio companies, beginning of period	319	275
Number of new portfolio companies	69	30
Number of exited portfolio companies	(21)	(16)
Portfolio companies, end of period	367	289
Count of investments	714	527
Count of industries	30	30

New Investment Activity
Weighted average annual interest rate on new debt investments at par	8.18%	8.90%
Weighted average annual interest rate on new floating rate debt investments at par	8.15%	8.80%
Weighted average spread on new floating rate debt investments at par	4.46%	4.51%
Weighted average annual coupon on new fixed rate debt investments at par	12.05%	12.98%
Weighted average annual interest rate on exited or repaid investments at par	8.26%	9.10%
________
(1) Gross commitments at par includes unfunded investment commitments.
(2) Gross commitments at par and investments funded for the six months ended June 30, 2026 excludes gross commitments and funded investments of $878,398 and $840,972, respectively, acquired in connection with the BDC V Acquisition. For additional information, see Note 9 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of June 30, 2026, our debt investment portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $79.9 million;(1)
•Weighted average of 2.9x interest coverage ratio for our first-lien loans;(2)
•Weighted average of 4.8x net leverage;(3)
•Weighted average loan-to-value of 41.6%;(4) and
•Approximately 79.5% of our debt investments have financial maintenance covenants.(5)
_______________
(1) These calculations include all private debt investments for which fair value is determined by our Adviser in its capacity as the valuation designee (the “Valuation Designee”) of the Fund's board of trustees (the “Board”) and excludes quoted assets. Including quoted assets, the weighted average reporting annual EBITDA is $159.2 million. Amounts are weighted based on the fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.

(2) The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes Junior Capital Investments and Equity Co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 67.09% of our total investments, and 72.42% of our total first lien loan investments, in each case based upon fair value.
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
(5) Represents the percentage of Senior Loan Investments and Junior Capital Investments with one or more financial maintenance covenants and excludes debt investments in liquid fixed-income securities (including broadly syndicated loans). Including debt investments in liquid fixed-income securities, approximately 75.12% our total debt investments have financial maintenance covenants.

As of June 30, 2026 and December 31, 2025, our investments consisted of the following (amounts in thousands):

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$3,050,951	$3,016,224	92.64%	$2,009,009	$2,001,896	92.86%
Subordinated Debt (1)	158,902	155,543	4.78%	112,927	110,299	5.12%
Equity Investments	80,939	84,118	2.58%	42,675	43,651	2.02%
Total	$3,290,792	$3,255,885	100.00%	$2,164,611	$2,155,846	100.00%
Largest portfolio company investment	$35,293	$35,432	1.09%	$29,783	$29,796	1.38%
Average portfolio company investment	$8,967	$8,872	0.27%	$6,786	$6,758	0.31%
_______________
(1)As of June 30, 2026, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $69,981 and mezzanine debt of $85,562, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $72,198 and mezzanine debt of $86,704. As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $61,168, mezzanine debt of $47,832 and structured debt of $1,299, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $63,332, mezzanine debt of $48,295, and structured debt of $1,300.

The industry composition of our portfolio as a percentage of fair value as of June 30, 2026 and December 31, 2025 was as follows:

Industry	June 30, 2026	December 31, 2025
Aerospace & Defense	1.89%	1.53%
Automotive	0.79%	1.37%
Banking, Finance, Insurance & Real Estate	5.04%	6.54%
Beverage, Food & Tobacco	6.86%	4.82%
Capital Equipment	7.50%	7.90%
Chemicals, Plastics & Rubber	1.52%	1.53%
Construction & Building	6.15%	6.53%
Consumer Goods: Durable	1.15%	1.65%
Consumer Goods: Non-durable	2.24%	3.02%
Containers, Packaging & Glass	2.40%	0.85%
Energy: Electricity	1.82%	1.98%
Energy: Oil & Gas	0.44%	0.58%
Environmental Industries	3.58%	3.92%
Healthcare & Pharmaceuticals	13.16%	13.80%
High Tech Industries	10.26%	8.13%
Hotel, Gaming & Leisure	0.31%	0.32%
Media: Advertising, Printing & Publishing	0.85%	0.78%
Media: Broadcasting & Subscription	0.13%	0.18%
Media: Diversified & Production	0.16%	0.21%
Metals & Mining	0.07%	0.07%
Retail	0.06%	—%
Services: Business	18.63%	18.85%
Services: Consumer	5.20%	3.68%
Sovereign & Public Finance	0.45%	0.42%
Telecommunications	2.48%	1.93%
Transportation: Cargo	1.30%	1.73%
Transportation: Consumer	0.75%	1.02%
Utilities: Electric	2.60%	4.03%
Utilities: Water	0.68%	0.69%
Wholesale	1.53%	1.94%
Total	100.00%	100.00%

As of June 30, 2026, our exposure to the software sector represented 6.40% of our total portfolio, at fair value. The estimate of software exposure (i) includes any borrower whose business model reflects the operating or structural characteristics of a software company, regardless of its industry classification, and (ii) excludes technology-adjacent companies, such as managed service providers and systems integrators, that may be assigned to 'High-Tech Industries' under Moody's industry classification, but do not derive revenue from the licensing or subscription of proprietary software. As a result, certain borrowers classified within 'High-Tech Industries' in the table above are excluded from the software sector estimate, while certain borrowers classified in other industries are included, based on whether they derive revenue from proprietary software licensing or subscriptions. We believe this estimate is an accurate representation of our software sector exposure. Results will differ, in some cases significantly, if an alternative industry classification methodology were applied.
The weighted average yields of our investments as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at cost (1)	8.85%	8.82%
Weighted average yield on debt and income producing investments, at fair value (2)	8.92%	8.86%
Percentage of debt investments bearing a floating rate	95.93%	95.73%
Percentage of debt investments bearing a fixed rate	4.07%	4.27%
_______________
(1)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of June 30, 2026 was 8.77%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2025 was 8.82%.
(2)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of June 30, 2026 was 8.87%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2025 was 8.86%.
As of June 30, 2026, 89.53% and 89.72% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2025, 85.29% and 85.29% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio, and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increase from 8.82% to 8.85% from December 31, 2025 to June 30, 2026.
In the second quarter of 2026, private equity mergers and acquisitions activity was highly selective, as financial sponsor deal activity slowed compared to the first quarter, despite overall global mergers and acquisitions recording new highs. Private equity volumes were relatively light compared to prior periods, driven by continued market volatility, as buyers navigated geopolitical uncertainties and AI-driven disruptions. Existing portfolio companies continue to be a source of deal volume as sponsors pursue inorganic growth through buy and build strategies. The gap between strategic acquirers and private equity sponsors widened, as financial sponsors faced disciplined underwriting and tighter credit constraints. Nevertheless, substantial dry powder remains available, and we believe a stabilization of market conditions could support a resumption of deal activity. Repayment and exit activity in private equity sponsor deals slowed significantly during the quarter amid increased macroeconomic uncertainty and AI-related sector disruptions. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well-positioned to benefit from a market recovery when conditions stabilize.

In addition to market volatility and uncertainty, certain broader macroeconomic risks remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macroeconomic environment. To the extent tariff policies are modified or customs refunds are processed, such developments could partially mitigate the impact on affected portfolio companies, though the timing and magnitude of any such adjustments remain uncertain. Additionally, rising geopolitical tensions have contributed to capital markets volatility and upward pressure on inflation, further complicating the macroeconomic outlook. While we have not observed significant energy input cost increases affecting our portfolio companies to date, we continue to monitor the potential effect of energy price volatility on portfolio company operating costs and margins. Given that inflation remains above the U.S. Federal Reserve’s targets, expectations for rate cuts for the remainder of the year have diminished with the forward SOFR curve now showing potential rate increases. To the extent the SOFR reference rate increases, such increases could create additional burden on levered portfolio companies in servicing their debt obligations. The rapid evolution and adoption of AI technologies also may create both opportunities and challenges for certain businesses, potentially reshaping competitive dynamics, operational models, and workforce requirements across industries. In light of these dynamics, we are closely monitoring the performance and outlook of our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, pricing power, strong free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions or competitive market dynamics will not adversely impact certain of our portfolio companies, which could have an impact on our future results.

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
The following table shows the investment ratings of the investments in our portfolio (amounts in thousands):

	June 30, 2026			December 31, 2025
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	110,868	3.41%	9	72,748	3.37	5
4	2,577,361	79.16%	228	1,707,845	79.22	206
5	287,053	8.82%	29	130,449	6.05	21
6	73,180	2.25%	10	70,810	3.28	9
7	7,575	0.23%	2	—	—	—
8	9,504	0.29%	2	9,506	0.44	2
9	—	—	—	—	—	—
10	16,728	0.51	2	—	—	—
Total	$3,082,269	94.67%	282	$1,991,358	92.36%	243
_______________
(1)Liquid Investments managed by the leveraged finance division of Nuveen Asset Management are excluded from the investment ratings table. As of June 30, 2026, there were 85 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $173,616 or 5.33% of the portfolio. As of December 31, 2025, there were 76 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $164,488 or 7.64% of the portfolio.
As of June 30, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our investment portfolio was 4.2 and 4.1, respectively. As of June 30, 2026, we had an investment in three portfolio company on non-accrual status. The cost of the investment on non-accrual status was $27.2 million, which represents approximately 0.83% of total investments at cost. As of December 31, 2025, we had an investment in one portfolio company on non-accrual status. The cost of the investment on non-accrual status was $0.2 million, which represents approximately 0.01% of total investments at cost.

Results of Operations
Operating results for the three and six months ended June 30, 2026 and 2025 were as follows (amounts in thousands):

	Three Months Ended June 30,
	2026	2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$63,279	$43,314
Payment-in-kind interest income	2,414	1,639
Dividend income	3	9
Other income	350	366
Total investment income	66,046	45,328

Expenses:
Interest and debt financing expenses	22,744	15,633
Management fees (See Note 5)	2,767	1,837
Income based incentive fees (See Note 5)	5,538	3,947
Professional fees	780	150
Board of Trustees’ fees	127	126
Administration fees (See Note 5)	617	403
Other general and administrative expenses	1,498	899
Distribution and shareholder servicing fees
Class S	97	62
Class D	16	12
Offering costs	200	242
Total expenses	34,384	23,311
Expense support (See Note 5)	(178)	(255)
Management fees waived (See Note 5)	—	(594)
Incentive fees waived (See Note 5)	(828)	(2,643)
Net expenses	33,378	19,819
Net investment income	32,668	25,509

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	205	(3,315)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(10,655)	(1,073)
Income tax (provision) benefit	86	(217)
Total net change in unrealized appreciation (depreciation):	(10,569)	(1,290)
Total net realized and unrealized gain (loss) on investments	(10,364)	(4,605)

Net increase (decrease) in net assets resulting from operations	$22,304	$20,904

	Six Months Ended June 30,
	2026	2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$111,489	$84,227
Payment-in-kind interest income	4,729	3,183
Dividend income	3	9
Other income	570	542
Total investment income	116,791	87,961

Expenses:
Interest and debt financing expenses	35,733	29,873
Management fees (See Note 5)	5,402	3,439
Income based incentive fees (See Note 5)	10,402	7,823
Professional fees	1,704	630
Board of Trustees’ fees	252	257
Administration fees (See Note 5)	1,131	832
Other general and administrative expenses	2,180	1,309
Distribution and shareholder servicing fees
Class S	191	108
Class D	32	22
Offering costs	436	429
Total expenses	57,463	44,722
Expense support (See Note 5)	(602)	(417)
Management fees waived (See Note 5)	—	(1,395)
Incentive fees waived (See Note 5)	(2,432)	(6,519)
Net expenses	54,429	36,391
Net investment income	62,362	51,570

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(1,817)	(3,103)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(26,142)	(11,504)
Income tax (provision) benefit	(280)	(211)
Total net change in unrealized appreciation (depreciation):	(26,422)	(11,715)
Total net realized and unrealized gain (loss) on investments	(28,239)	(14,818)

Net increase (decrease) in net assets resulting from operations	$34,123	$36,752

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income increased to $66.0 million and $116.8 million for the three and six months ended June 30, 2026, from $45.3 million and $88.0 million for the three and six months ended June 30, 2025, respectively, primarily due to the BDC V Acquisition, which significantly increased the size of our investment portfolio. This increase was partially offset by a decrease in the weighted average yield on our debt and income-producing investments. As of June 30, 2026, the size of our portfolio increased to $3.3 billion from $1.9 billion as of June 30, 2025, at cost. As of June 30, 2026, the weighted average yield of our debt and income-producing investments decreased to 8.85% from 9.41% as of June 30, 2025, at cost, primarily due to the decline in base interest rates, as spreads on newly originated investments have remained relatively stable over the period. Shifting base interest rates, such as SOFR and any applicable alternate rates, also may affect our investment income.
Expenses
Total expenses before expense support and waived fees increased to $34.4 million and $57.5 million for the three and six months ended June 30, 2026, from $23.3 million and $44.7 million, respectively, for the three and six months ended June 30, 2025.
Interest and debt financing expenses increased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily attributable to higher average daily borrowings, partially offset by a lower average interest rate. The average interest rate for the three and six months ended June 30, 2026 was 5.69% and 5.75%, compared to 6.47% and 6.53%, respectively, for the three and six months ended June 30, 2025. The average daily borrowings for the three and six months ended June 30, 2026 were $1.6 billion and $1.2 billion, compared to $877.7 million and $868.1 million, respectively, for the three and six months ended June 30, 2025, with the increase primarily driven by the BDC V Acquisition, including both borrowings under the Fund's existing credit facilities used to fund the acquisition and the assumption of BDC V's credit facility.
Our Adviser had waived 100% of the management fee from the Escrow Break Date through May 31, 2024, then waived 50% of the management fee for the period from June 1, 2024 through May 31, 2025. The increase in management fees for the three and six months ended June 30, 2026 compared to the same period in 2025, was primarily attributable to the expiration of these fee waivers and the increase in our net assets, including net assets acquired in connection with the BDC V Acquisition

Additionally, our Adviser waived 100% of incentive fees on income through May 31, 2025, and waived 50% of incentive fees on income for the period from February 1, 2026 through April 30, 2026. For the three and six months ended June 30, 2026, income-based incentive fees totaled $5.5 million and $10.4 million, respectively, of which $0.8 million and $2.4 million were waived, respectively. For the three and six months ended June 30, 2025, our income-based incentive fees were $3.9 million and $7.8 million, respectively, of which $2.6 million and $6.5 million were waived, respectively. The increase in incentive fees for the three and six months ended June 30, 2026, compared to the same period in 2025, was primarily attributable to higher net investment income and the expiration of the full incentive fee waiver, partially offset by the 50% waiver of incentive fees for the period from February 1, 2026 through April 30, 2026. As of June 30, 2026, income-based incentive fees payable to the Adviser totaled $4.7 million. No capital gains incentive fees were incurred during the three and six months ended June 30, 2026 or 2025.

Other operating expenses also increased as the Fund grew. Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Fund. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. For the three and six months ended June 30, 2026, professional, administrative, and other general and administrative fees totaled $2.9 million and $5.0 million, respectively, compared to $1.5 million and $2.8 million, respectively, for the three and six months ended June 30, 2025.

The expense support amount represents expenses paid on our behalf under the Expense Support Agreement, which are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. For the three and six months ended June 30, 2026, expense support totaled $0.2 million and $0.6 million, respectively, compared to $0.3 million and $0.4 million, respectively, for the three and six months ended June 30, 2025.

Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended June 30, 2026, we recorded a net realized gain on investments of $0.2 million, compared to a net realized loss of $(3.3) million for the three months ended June 30, 2025. The net realized gain for the three months ended June 30, 2026 was due to full or partial repayments and sales of investments in certain portfolio companies. For the six months ended June 30, 2026, we recorded a net realized loss on investments of $(1.8) million, compared to a net realized loss of $(3.1) million for the six months ended June 30, 2025. The net realized loss for the six months ended June 30, 2026 was primarily driven by sales of certain debt investments and the amendment of an underperforming debt position, partially offset by realized gains from full or partial repayments and sales of investments in portfolio companies.
We recorded a net change in unrealized loss of $(10.7) million and $(26.1) million, respectively, for the three and six months ended June 30, 2026, compared to a net change in unrealized loss of $(1.1) million and $(11.5) million, respectively, for the three and six months ended June 30, 2025. The net change in unrealized loss for the three and six months ended June 30, 2026 compared to the same period in 2025, primarily resulted from decreases in the fair value of certain underperforming portfolio investments.

Financial Condition, Liquidity and Capital Resources

Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Our liquidity and capital sources are generated primarily from (i) the net proceeds of our offering of Common Shares, (ii) cash flows from income earned from our investments and principal repayments, (iii) proceeds from net borrowings on our financing facilities and CLO debt issuances (discussed further below) and (iv) any future offerings of our equity or debt securities. Due to an uncertain economic outlook, elevated capital market volatility, and increased macroeconomic uncertainties (rising geopolitical tensions), we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances. Our primary uses of cash are (i) the purchase of investments in portfolio companies, (ii) funding the cost of operations (including paying the Adviser and the Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program, and (v) cash distributions to the holders of our Common Shares.
As of June 30, 2026, our debt consisted of asset based leverage facilities, a revolving credit facility and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, we are only permitted to borrow amounts such that our asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of June 30, 2026, our asset coverage was 181.71%.
Cash and cash equivalents as of June 30, 2026, taken together with our available debt, are expected to be sufficient to fund our investment activities and operating needs in the near term. As of June 30, 2026, we had $16.1 million available under our Bank of America Credit Facility, $54.8 million available under our Citi Credit Facility, $236.1 million available under our Scotiabank Credit Facility I, $40.4 million available under our Scotiabank Credit Facility II, and $100.0 million available under our SMBC Revolving Credit Facility.
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
For the six months ended June 30, 2026, our cash and cash equivalents balance increased by $13.0 million. During that period, $0.6 billion was used in operating activities, primarily due to investment purchases of $0.4 billion and $335.3 million used in connection with the BDC V Acquisition, net of cash acquired, partially offset by $144.9 million in repayments and sales of investments in portfolio companies. During the same period, $0.6 billion was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $167.2 million and $0.7 billion, respectively, including borrowings used to fund the BDC V Acquisition, partially offset by repayments of secured borrowings of $231.0 million, share repurchases of $55.8 million, and distributions paid to our shareholders of $37.6 million.
For the six months ended June 30, 2025, our cash and cash equivalents balance increased by $58.6 million. During that period, $148.0 million was used in operating activities, primarily due to investment purchases of $351.8 million, offset by $159.7 million in repayments and sales of investments in portfolio companies. During the same period, $206.6 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $261.8 million and $640.5 million, respectively, offset by repayments of secured borrowings and distributions paid to our shareholders of $655.4 million and $25.2 million, respectively. .

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
Equity
We are authorized to issue an unlimited number of Common Shares. As of June 30, 2026, TIAA owned 3,347,667 shares of the Fund’s Class I shares of beneficial interest, both directly and indirectly through a private fund in which TIAA is the sole investor.
As of June 1, 2023 (the “Escrow Break Date”), we satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow.
The following table presents transactions in Common Shares during the three and six months ended June 30, 2026 (amounts in thousands except share amounts):

	Three months ended June 30, 2026
	Shares	Amount
CLASS S
Subscriptions	40,058	$958
Share transfers between classes	(3,264)	(78)
Distributions reinvested	18,308	437
Share repurchases, net of early repurchase deduction	(160,518)	(3,819)
Net increase (decrease)	(105,416)	$(2,502)
CLASS D
Subscriptions	28,353	$680
Share transfers between classes	—	—
Distributions reinvested	19,118	457
Share repurchases, net of early repurchase deduction	(26,901)	(641)
Net increase (decrease)	20,570	$496
CLASS I
Subscriptions	2,387,551	$57,296
Share transfers between classes	3,252	78
Distributions reinvested	475,755	11,401
Share repurchases, net of early repurchase deduction	(1,213,003)	(28,936)
Net increase (decrease)	1,653,555	$39,839

	Six months ended June 30, 2026
	Shares	Amount
CLASS S
Subscriptions	176,631	$4,263
Share transfers between classes	(21,320)	(516)
Distributions reinvested	35,380	851
Share repurchases, net of early repurchase deduction	(174,289)	(4,150)
Net increase (decrease)	16,402	$448
CLASS D
Subscriptions	71,330	$1,725
Share transfers between classes	—	—
Distributions reinvested	38,312	923
Share repurchases, net of early repurchase deduction	(31,850)	(760)
Net increase (decrease)	77,792	$1,888
CLASS I
Subscriptions	6,673,260	$161,232
Share transfers between classes	21,256	516
Distributions reinvested	922,578	22,239
Share repurchases, net of early repurchase deduction	(2,946,374)	(70,328)
Net increase (decrease)	4,670,720	$113,659
The following table presents transactions in Common Shares during the three and six months ended June 30, 2025 (amounts in thousands except share amounts):

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
The following table presents each month-end net offering price for Class S, Class D, and Class I Common Shares, which approximately equals their respective NAV per share, for the six months ended June 30, 2026 and 2025:

	Net Offering Price Per Share
For The Months Ended	Class S	Class D	Class I
January 31, 2026	$24.21	$24.28	$24.28
February 28, 2026	$24.09	$24.16	$24.16
March 31, 2026	$23.94	$24.02	$24.02
April 30, 2026	$23.91	$24.00	$24.00
May 31, 2026	$23.81	$23.88	$23.88
June 30, 2026	$23.79	$23.86	$23.86

	Net Offering Price Per Share
For the Months Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64
April 30, 2025	$24.54	$24.59	$24.60
May 31, 2025	$24.58	$24.63	$24.63
June 30, 2025	$24.47	$24.54	$24.54

Distributions

The following tables summarize the Fund’s distributions recorded during the for the six months ended June 30, 2026 (amounts in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.153	$279
February 25, 2026	February 28, 2026	March 27, 2026	$0.153	$288
March 27, 2026	March 31, 2026	April 28, 2026	$0.153	$291
April 29, 2026	April 30, 2026	May 28, 2026	$0.153	$294
May 29, 2026	May 31, 2026	June 29, 2026	$0.153	$296
June 28, 2026	June 30, 2026	July 28, 2026	$0.153	$298
			$0.918	$1,746

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.165	$217
February 25, 2026	February 28, 2026	March 27, 2026	$0.165	$219
March 27, 2026	March 31, 2026	April 28, 2026	$0.165	$220
April 29, 2026	April 30, 2026	May 28, 2026	$0.165	$224
May 29, 2026	May 31, 2026	June 29, 2026	$0.165	$225
June 28, 2026	June 30, 2026	July 28, 2026	$0.165	$227
			$0.990	$1,332

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.170	$9,493
February 25, 2026	February 28, 2026	March 27, 2026	$0.170	$9,702
March 27, 2026	March 31, 2026	April 28, 2026	$0.170	$9,994
April 29, 2026	April 30, 2026	May 28, 2026	$0.170	$10,017
May 29, 2026	May 31, 2026	June 29, 2026	$0.170	$10,109
June 28, 2026	June 30, 2026	July 28, 2026	$0.170	$10,186
			$1.020	$59,501
_____________
(1)Distributions are net of distribution and servicing fees.

The following tables summarize the Fund’s distributions recorded during the six months ended June 30, 2025 (amounts in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.183	$156
February 27, 2025	February 28, 2025	March 28, 2025	$0.183	$162
March 28, 2025	March 31, 2025	April 29, 2025	$0.183	$172
April 26, 2025	April 30, 2025	May 29, 2025	$0.183	$183
May 27, 2025	May 31, 2025	June 27, 2025	$0.183	$229
June 27, 2025	June 30, 2025	July 29, 2025	$0.183	$246
			$1.098	$1,148

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.195	$162
February 27, 2025	February 28, 2025	March 28, 2025	$0.195	$165
March 28, 2025	March 31, 2025	April 29, 2025	$0.195	$170
April 26, 2025	April 30, 2025	May 29, 2025	$0.195	$173
May 27, 2025	May 31, 2025	June 27, 2025	$0.195	$177
June 27, 2025	June 30, 2025	July 29, 2025	$0.195	$195
			$1.170	$1,042

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.200	$6,741
February 27, 2025	February 28, 2025	March 28, 2025	$0.200	$6,901
March 28, 2025	March 31, 2025	April 29, 2025	$0.200	$7,076
April 26, 2025	April 30, 2025	May 29, 2025	$0.200	$7,622
May 27, 2025	May 31, 2025	June 27, 2025	$0.200	$8,019
June 27, 2025	June 30, 2025	July 29, 2025	$0.200	$8,430
			$1.200	$44,789
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

The following table presents the share repurchases completed for the six months ended June 30, 2026 and 2025 (amounts in thousands except share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2026	Class I	March 27, 2026	$24.02	$41,392	1,733,371
February 28, 2026	Class D	March 27, 2026	$24.02	$119	4,949
February 28, 2026	Class S	March 27, 2026	$23.94	$330	13,771
May 29, 2026	Class I	June 29, 2026	$23.86	$28,936	1,213,003
May 29, 2026	Class D	June 29, 2026	$23.86	$641	26,901
May 29, 2026	Class S	June 29, 2026	$23.79	$3,819	160,518
_______________
(1)Amounts shown net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
May 30, 2025	Class I	June 30, 2025	$24.54	$5,131	209,244
May 30, 2025	Class D	June 30, 2025	$24.54	$113	4,634
May 30, 2025	Class S	June 30, 2025	$24.47	$31	1,257
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

The most recent amendment on December 19, 2025, among other things: (i) revised the Applicable Rate (as defined in the Bank of America Credit Agreement) calculation for the first three months following the amendment date to the (A) sum of (1) 1.60% multiplied by the lesser of (x) the Adjusted Principal Balance (as defined in the Bank of America Credit Agreement) of all Eligible Collateral Assets (as defined in the Bank of America Credit Agreement) that are Qualifying Syndicated Loans (as defined in the Bank of America Credit Agreement) or (y) 30% of the Adjusted Principal Balance of all Eligible Collateral Assets, plus (2) 1.80% multiplied by (x) the Adjusted Principal Balance of all Eligible Collateral Assets minus the amount determined in clause (II)(i)(a)(y) of the definition of “Applicable Rate” divided by (B) the Aggregate Adjusted Principal Balance (as defined in the Bank of America Credit Agreement); (ii) incorporated an additional Applicable Rate such that, starting after the three-month anniversary of the amendment date, the Applicable Rate will be equal to 1.80% per annum, (iii) extended the availability period from September 19, 2027 to March 19, 2028; (iv) extended the maturity date of the facility from September 19, 2029 to March 19, 2030; and (v) revised the Make-Whole Percentage (as defined in the Bank of America Credit Agreement) from 0.0% to 0.25% for the period from December 19, 2026 through December 19, 2027, and 0.0% thereafter. The maximum amount available under the Bank of America Credit Facility is $350 million.

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

As of June 30, 2026, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.80% per annum. As of June 30, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.89% per annum. Interest is payable monthly in arrears.

Citi Credit Facility

On May 11, 2026, the Fund entered into a credit and security agreement (the “Citi Credit Agreement” and the credit facility thereunder, the “Citi Credit Facility”) with its direct wholly-owned subsidiary, SPV V, as borrower, the Fund, as equityholder and collateral manager, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian. The Fund will serve as collateral manager to SPV V under the Citi Credit Agreement and will waive any management fee that the Fund is due in consideration for providing these services. The Citi Credit Agreement (i) provides an initial facility amount of up to $150 million and (ii) has a reinvestment period initially ending on November 11, 2026 and a final maturity date on May 10, 2027.

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

Scotiabank Credit Facility I

On July 19, 2024, a wholly owned subsidiary of NCPCF entered into a credit agreement (as amended from time to time, the “Scotiabank Credit Facility I Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility I”) with the lenders from time to time parties thereto, NCPCF, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility I Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility I. In connection with an amendment on May 22, 2025, SPV III and BSL SPV I were added as new borrowers (collectively, the “New Borrowers”). In addition, the amendment, among other things: (i) adjusted the total revolving commitment available to $150.0 million (subject to increases up to $450.0 million), subject to availability governed by a collateralization test; (ii) amended the applicable margin for the interest rate payable by each New Borrower, and (iii) extended the final maturity date from July 19, 2033 to May 22, 2034.

The total revolving commitment available was increased to $450.0 million, subject to availability governed by a collateralization test, effective February 22, 2026.

Borrowings under the Scotiabank Credit Facility I are secured by all of the assets held by the New Borrowers and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of June 30, 2026, the Scotiabank Credit Facility I bore interest at a rate of SOFR, reset daily, plus 2.03% per annum. Interest is payable quarterly. The Fund and the New Borrowers, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility I Agreement includes usual and customary events of default for facilities of this nature. Borrowings under the Scotiabank Credit Facility I will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.

Subsequent to fiscal quarter ended June 30, 2026, on August 6, 2026, the Fund, SPV III and BSL SPV I entered into an amendment to the Scotiabank Credit Facility I Agreement. See “Recent Developments” for more information.

Scotiabank Credit Facility II

On August 1, 2025, BDC V SPV I, a wholly owned subsidiary of BDC V, entered into a credit agreement (as amended from time to time, the “Scotiabank Credit Facility II Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility II”) with the lenders from time to time parties thereto, BDC V, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian.

Effective May 1, 2026, as a result of the BDC V Acquisition, the Fund became a party to the Scotiabank Credit Facility II Agreement as successor in interest to BDC V and assumed the Scotiabank Credit Facility II. The Scotiabank Credit Facility II Agreement provides for borrowings in an aggregate amount of up to $550.0 million.

Borrowings under the Scotiabank Credit Facility II are secured by all of the assets held by BDC V SPV I and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of June 30, 2026, the Scotiabank Credit Facility II bore interest at a rate of SOFR, reset daily, plus 1. 975% per annum. Interest is payable quarterly. Any amounts borrowed under the Scotiabank Credit Facility II will mature on August 1, 2034. The Fund and BDC V SPV I, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility II Agreement includes usual and customary events of default for facilities of this nature.
Subsequent to fiscal quarter ended June 30, 2026, on August 6, 2026, in connection with the Fund entering into the Norinchukin Bank Credit Agreement, the Fund terminated the Scotiabank Credit Facility II Agreement. See “Recent Developments” for more information.
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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the SMBC Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the SMBC Revolving Credit Facility. As of June 30, 2026, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.125% per annum.

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
Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	Payments Due by Period
As of June 30, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$332,500	$—	$—	$332,500	$—
Citi Credit Facility	95,000	95,000
Scotiabank Credit Facility I	209,000	—	—	—	209,000
Scotiabank Credit Facility II	508,500				508,500
SMBC Revolving Credit Facility	—	—	—	—	—
2024 Debt	306,000	—	—	—	306,000
2025 Debt	355,000	—	—	—	355,000
Total debt obligations	$1,806,000	$95,000	$—	$332,500	$1,378,500

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$67,000	$—	$—	$67,000	$—
Scotiabank Credit Facility I	46,000	—	—	—	46,000
SMBC Revolving Credit Facility	21,500	—	—	21,500	—
2024 Debt	306,000	—	—	—	306,000
2025 Debt	355,000	—	—	—	355,000
Total debt obligations	$795,500	$—	$—	$88,500	$707,000
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

The following table presents a cumulative summary of the expense payments and reimbursement payments since our commencement of operations (amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	(379)	—	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	(176)	—	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	(198)	—	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	(113)	—	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	—	327	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 31, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
September 30, 2025	384	—	—	384	9.82%	September 30, 2028	0.15%
December 31, 2025	413	—	—	413	8.88%	December 31, 2028	0.23%
March 31, 2026	428	—	—	428	8.49%	March 31, 2029	0.16%
June 30, 2026	178	—	—	178	8.55%	June 30, 2029	0.21%
Total	$5,137	$—	$(2,526)	$2,611
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

Off-Balance Sheet Arrangements
In the ordinary course of its business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2026 and December 31, 2025. We may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, which are described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading "Risk Factors” in our Quarterly Report on Form 10-Q for the six months ended June 30, 2026.
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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of June 30, 2026, we did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Fund have any unrecognized tax benefits.
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

We have entered into the Bank of America Credit Facility, Citi Credit Facility, the Scotiabank Credit Facility I, the Scotiabank Credit Facility II, the SMBC Revolving Credit Facility, the 2024 Debt Securitization, and the 2025 Debt Securitization, and intend to establish additional credit facilities or enter into other financing arrangements in the future to facilitate investments and the timely payment of our expenses. It is anticipated that any such financing facilities will bear interest at floating rates at to-be-determined spreads, such as SOFR. We cannot assure shareholders that we will be able to enter into a financing facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Recent Developments
Distributions
On July 29, 2026, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on or about August 28, 2026 to shareholders of record as of July 31, 2026.

Net Distribution
Class I Common Shares	$0.170
Class S Common Shares	$0.153
Class D Common Shares	$0.165
Subscriptions
Subsequent to the fiscal quarter ended June 30, 2026, the Fund received approximately $34.0 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of August 11, 2026. As of August 11, 2026, the Fund has raised total gross proceeds of $1.7 billion in the continuous offering of its Common Shares.
BDC V SPV I name change
On July 17, 2026, BDC V SPV I changed its name to NCPCIF SPV VI, LLC.
Scotiabank Credit Facility I upsize
On August 6, 2026, the Fund, SPV III and BSL SPV I entered into the third amendment to the Scotiabank Credit Facility I Agreement (the “Scotiabank Credit Facility I Amendment”). The Scotiabank Credit Facility I Amendment, among other things, (1) increases the total revolving commitment from $450.0 million to $550.0 million, (ii) reduces the applicable margin from 2.03% per annum to 1.93% per annum, (iii) extends the reinvestment period end date from May 22, 2027 to August 6, 2028, and (iv) extends the maturity date from May 22, 2034 to August 6, 2035.
Addition of Norinchukin Bank Credit Facility and Termination of Scotiabank Credit Facility II Agreement
On August 6, 2026, the Fund entered into a credit agreement (“Norinchukin Bank Credit Agreement”) with SPV VI as borrower (the “Borrower”), the Fund, as servicer, the lenders from time to time parties thereto, the Bank of Nova Scotia, as syndication agent, U.S. Bank Trust Company, National Association, as loan agent, collateral agent and collateral administrator, and U.S. Bank National Association, as custodian, that (i) provides for Class A-T Loans in an aggregate principal amount of $247.5 million and Class B Loans in an aggregate principal amount of $45.0 million, in each case subject to availability governed by an overcollateralization test, and (ii) has a reinvestment period ending on July 25, 2030 and a final maturity date on July 25, 2038. In connection therewith, the Fund will transfer to SPV VI certain originated or acquired loans and related assets from time to time pursuant to a loan sale and contribution agreement.

The interest rate charged on the loans under the Norinchukin Bank Credit Agreement is based on Term SOFR plus an applicable margin of 1.58% per annum for Class A-T Loans, and 1.93% per annum for Class B Loans. The obligations of the Borrower under the Norinchukin Bank Credit Agreement are secured by substantially all assets held by the Borrower.

The Fund used the proceeds from the Norinchukin Bank Credit Agreement to pay down and terminate the Scotiabank Credit Facility II Agreement.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the turmoil in Europe and the Middle East, and capital market volatility and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. We fund a portion of our investments with borrowings, and therefore, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by changes and fluctuations in various interest rates to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025, October 29, 2025, and December 10, 2025, bringing the benchmark rate to the 3.50% to 3.75% range, representing cumulative cuts of 75 basis points during 2025. The Federal Reserve maintained this range at its meetings in 2026, citing a data-dependent approach as policymakers continued to balance their dual mandate of full employment and progress toward the Federal Reserve's long-run inflation target. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rates remaining at current levels for longer, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will decrease our gross investment income and could result in lower net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in credit spreads on our portfolio investments, reductions in our operating expenses, or decreases in the interest rates on our borrowings.
As of June 30, 2026, on a fair value basis, approximately 4.07% of our debt investments bear interest at a fixed rate, and approximately 95.93% of our debt investments bear interest at a floating rate. As of June 30, 2026, 89.72% of our floating rate debt and income producing investments are subject to interest rate floors. Our credit facilities, along with our debt issued in our collateralized loan obligation, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the annualized impact of hypothetical base rate changes on net cash flows generated from interest income and expenses should interest rates increase by 100, 200 or 300 basis points or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2026. Interest expense is calculated based on the terms of the credit facilities and collateralized loan obligations using the outstanding balance as of June 30, 2026. Interest expense on our credit facilities and the debt issued in our collateralized loan obligations are calculated using the interest rate as of June 30, 2026, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2026.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income (1)
- 300 Basis Points	$(42,365)	$(14,787)	$(27,578)
- 200 Basis Points	$(30,382)	$(9,858)	$(20,524)
- 100 Basis Points	$(15,206)	$(4,929)	$(10,277)
+100 Basis Points	$15,206	$4,929	$10,277
+200 Basis Points	$30,417	$9,858	$20,559
+300 Basis Points	$45,625	$14,787	$30,838
_____________
(1)    Excludes the impact of income-based incentive fees.

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

During the six months ended June 30, 2026, we repurchased the following shares pursuant to the share repurchase program (amounts in thousands, except share and per share data):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2026	Class I	March 27, 2026	$24.02	$41,392	1,733,371
February 28, 2026	Class D	March 27, 2026	$24.02	$119	4,949
February 28, 2026	Class S	March 27, 2026	$23.94	$330	13,771
May 29, 2026	Class I	June 29, 2026	$23.86	$28,936	1,213,003
May 29, 2026	Class D	June 29, 2026	$23.86	$641	26,901
May 29, 2026	Class S	June 29, 2026	$23.79	$3,819	160,518
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

ITEM 6. EXHIBITS

3.1	Sixth Amended and Restated Declaration of Trust of the Registrant(1)
3.2	Fifth Amended and Restated Bylaws of the Registrant(3)
4.1	Form of Subscription Agreement(4)
4.2	Amended Distribution Reinvestment Plan(2)
10.1	Purchase and Sale Agreement, dated April 1, 2026, by and between Nuveen Churchill BDC V, as seller, and Nuveen Churchill Private Capital Income Fund, as buyer(5)
10.2
Credit and Security Agreement, dated as of May 11, 2026, by and among NCPCIF SPV V, LLC, as borrower, Nuveen Churchill Private Capital Income Fund, as collateral manager and equityholder, the lenders party thereto, Citibank, N.A., as administrative agent, U.S. Bank, National Association, as document custodian, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator(6)

10.3	Loan Sale and Contribution Agreement, dated as of May 11, 2026, by and between Nuveen Churchill Private Capital Income Fund, as seller, and NCPCIF SPV V, LLC, as buyer(6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 24, 2025.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2025.
(4)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2025.
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 2, 2026.
(6)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2026.

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

Date: August 11, 2026