Form 10-Q
period 2026-09-30
Nuveen Churchill Private Capital Income Fund
filed 2026-11-12
CIK 1911066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 60,648,344 Class I shares, 1,360,973 Class D shares, and 1,860,604 Class S shares as of November 10, 2026.

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

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Investments
Non-controlled/non-affiliate investments, at fair value (cost of $3,307,346 and $2,164,611, respectively)	$3,268,862	$2,155,846
Cash	5,707	7,627
Cash equivalents	73,912	46,560
Interest receivable	19,313	13,332
Due from affiliate for expense support (See Note 5)	2,807	2,316
Receivable for investments sold	11,330	431
Deferred offering costs	313	404
Prepaid expenses	170	46
Total assets	$3,382,414	$2,226,562

Liabilities
Secured borrowings (net of $12,408 and $9,022 deferred financing and issuance costs, respectively) (See Note 6)	$1,794,092	$786,478
Payable for investments purchased	14,872	10,809
Management fees payable	933	868
Incentive fees payable	5,814	4,425
Interest payable	14,444	6,783
Due to affiliate for expense support (See Note 5)	2,807	2,316
Distributions payable	10,883	9,764
Payable for share repurchases	22,843	13,999
Board of Trustees' fees payable	128	128
Offering costs payable	356	—
Accounts payable and accrued expenses	6,187	2,863
Due to transfer agent	832	—
Total liabilities	1,874,191	838,433

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,843,725 and 1,767,556 Class S shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	18	18
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,354,472 and 1,271,348 Class D shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	14	13
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 60,093,461 and 54,034,583 Class I shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	601	540
Paid-in-capital in excess of par value	1,559,057	1,408,419
Total distributable earnings (loss)	(51,467)	(20,861)
Total net assets	$1,508,223	$1,388,129

Total liabilities and net assets	$3,382,414	$2,226,562
The accompanying notes are an integral part of these consolidated financial statements.

Net Asset Value per Share
Class S Shares:
Net assets	$43,793	$42,872
Net asset value per share	$23.75	$24.25
Class D Shares:
Net assets	$32,287	$30,926
Net asset value per share	$23.83	$24.32
Class I Shares:
Net assets	$1,432,143	$1,314,331
Net asset value per share	$23.83	$24.32
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Non-controlled/non-affiliate investments:
Interest income	$71,008	$43,931	$182,497	$128,158
Payment-in-kind interest income	2,351	1,855	7,080	5,038
Dividend income	125	86	128	95
Other income	110	459	680	1,001
Total investment income	73,594	46,331	190,385	134,292

Expenses:
Interest and debt financing expenses	28,906	13,346	64,639	43,219
Management fees (See Note 5)	2,830	2,151	8,232	5,590
Income based incentive fees (See Note 5)	5,814	4,262	16,216	12,085
Professional fees	1,168	926	2,872	1,556
Board of Trustees’ fees	128	128	380	385
Administration fees (See Note 5)	701	400	1,832	1,232
Other general and administrative expenses	514	386	2,694	1,695
Distribution and shareholder servicing fees
Class S	98	81	289	189
Class D	17	10	49	32
Offering costs	170	264	606	693
Total expenses	40,346	21,954	97,809	66,676
Expense support (See Note 5)	(539)	(465)	(1,141)	(882)
Management fees waived (See Note 5)	—	—	—	(1,395)
Incentive fees waived (See Note 5)	—	—	(2,432)	(6,519)
Net expenses	39,807	21,489	94,236	57,880
Net investment income	33,787	24,842	96,149	76,412

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliate investments	331	(6,619)	(1,486)	(9,722)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliate investments	(3,578)	6,679	(29,720)	(4,825)
Income tax (provision) benefit	(407)	(151)	(687)	(362)
Total net change in unrealized appreciation (depreciation):	(3,985)	6,528	(30,407)	(5,187)
Total net realized and unrealized gain (loss) on investments	(3,654)	(91)	(31,893)	(14,909)

Net increase (decrease) in net assets resulting from operations	$30,133	$24,751	$64,256	$61,503

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per share data:
Net investment income per share - Class S common share	$0.48	$0.41	$1.39	$1.61
Net investment income per share - Class D common share	$0.52	$0.47	$1.51	$1.77
Net investment income per share - Class I common share	$0.53	$0.48	$1.55	$1.80
Net increase (decrease) in net assets resulting from operations per share - Class S common share	$0.43	$0.46	$0.88	$1.30
Net increase (decrease) in net assets resulting from operations per share - Class D common share	$0.47	$0.50	$1.00	$1.41
Net increase (decrease) in net assets resulting from operations per share - Class I common share	$0.48	$0.51	$1.04	$1.45
Weighted average common shares outstanding - Class S common share	1,931,785	1,518,204	1,910,407	1,205,795
Weighted average common shares outstanding - Class D common share	1,363,210	1,111,548	1,351,165	965,342
Weighted average common shares outstanding - Class I common share	60,220,409	46,529,461	58,947,420	40,435,315
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$33,787	$24,842	$96,149	$76,412
Net realized gain (loss) on investments	331	(6,619)	(1,486)	(9,722)
Net change in unrealized appreciation (depreciation) on investments	(3,985)	6,528	(30,407)	(5,187)
Net increase (decrease) in net assets resulting from operations	30,133	24,751	64,256	61,503
Shareholder Distributions:
Class S	(887)	(833)	(2,633)	(1,981)
Class D	(675)	(651)	(2,007)	(1,693)
Class I	(30,721)	(27,956)	(90,222)	(72,745)
Net increase (decrease) in net assets resulting from shareholder distributions	(32,283)	(29,440)	(94,862)	(76,419)
Capital share transactions:
Class S:
Issuance of common shares	3,743	5,969	8,006	20,316
Reinvestment of shareholder distributions	476	346	1,327	695
Share transfer between classes	(275)	(199)	(791)	(299)
Repurchased shares, net of early repurchase deduction	(2,517)	(123)	(6,667)	(154)
Net increase (decrease) in net assets resulting from capital share transactions - Class S	1,427	5,993	1,875	20,558
Class D:
Issuance of common shares	53	3,838	1,778	8,052
Reinvestment of shareholder distributions	462	416	1,385	1,059
Share transfer between classes	—	—	—	(144)
Repurchased shares, net of early repurchase deduction	(388)	(313)	(1,148)	(561)
Net increase (decrease) in net assets resulting from capital share transactions - Class D	127	3,941	2,015	8,406
Class I:
Issuance of common shares	40,847	169,189	202,079	412,413
Reinvestment of shareholder distributions	11,970	11,138	34,209	30,341
Share transfer between classes	275	199	791	443
Repurchased shares, net of early repurchase deduction	(19,941)	(13,245)	(90,269)	(24,341)
Net increase (decrease) in net assets resulting from capital share transactions - Class I	33,151	167,281	146,810	418,856
Total increase (decrease) in net assets	$32,555	$172,526	$120,094	$432,904
Net assets, beginning of period	$1,475,668	$1,086,518	$1,388,129	$826,140
Net assets, end of period	$1,508,223	$1,259,044	$1,508,223	$1,259,044

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$64,256	$61,503

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(576,796)	(532,108)
Proceeds from principal repayments and sales of investments	283,969	249,230
Payment-in-kind interest	(7,080)	(5,038)
Amortization of premium/accretion of discount, net	(3,343)	(2,278)
Net realized (gain) loss on investments	1,486	9,722
Net change in unrealized (appreciation) depreciation on investments	29,720	4,825
Amortization of deferred financing costs	4,549	2,319
Amortization of offering costs	542	(458)
BDC V Acquisition, net of cash acquired (1)	(335,316)	—
Changes in operating assets and liabilities:
Due from affiliate expense support	(491)	1,545
Receivable for investments sold	(10,500)	11,639
Interest receivable	2,233	(1,972)
Prepaid expenses	(39)	(92)
Payable for investments purchased	4,063	(991)
Management fee payable	(1,961)	(16)
Offering costs payable	356	278
Interest payable	6,298	(3,603)
Due to affiliate expense support	491	(1,545)
Incentive fees payable	1,389	4,262
Board of Trustees' fees payable	(167)	(197)
Due to transfer agent	832	—
Accounts payable and accrued expenses	2,123	(760)
Net cash provided by (used in) operating activities	(533,386)	(203,735)

Cash flows from financing activities:
Proceeds from issuance of common shares	211,863	440,781
Repurchased shares, net of early repurchase deduction	(89,240)	(13,388)
Proceeds from secured borrowings	1,336,000	744,011
Repayments of secured borrowings	(836,000)	(909,512)
Distributions paid	(56,822)	(41,272)
Payments of deferred financing and issuance costs	(6,983)	(7,208)
Net cash provided by (used in) financing activities	558,818	213,412

Net increase (decrease) in cash and cash equivalents	25,432	9,677
Cash and cash equivalents, beginning of period	54,187	66,944
Cash and cash equivalents, end of period	$79,619	$76,621
The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$53,792	$44,503
Taxes, including excise tax, paid during the period	$—	$563
Investments acquired through BDC V Acquisition (1)	$840,972	$—
Debt assumed from BDC V Acquisition (1)	$511,000	$—

Supplemental disclosure of non-cash flow financing activities:
Reinvestment of shareholder distributions	$36,921	$32,095
Distributions payable	$10,883	$10,381
Payable for share repurchases	$22,843	$13,673
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

The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (amounts in thousands):

	September 30, 2026	September 30, 2025
Cash	$5,707	$15,390
Cash equivalents	73,912	61,231
Total cash and cash equivalents shown on the consolidated statements of cash flows	$79,619	$76,621
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AIM Acquisition, LLC	(6)	First Lien Debt	S + 4.75%	8.58%	12/4/2028	2,071	2,062	2,071	0.14%
AIM Acquisition, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.58%	12/4/2028	16,519	16,516	16,518	1.10%
AIM Acquisition, LLC	(6)	First Lien Debt	S + 4.75%	8.58%	12/4/2028	3,219	3,218	3,219	0.21%
ERA Industries, LLC (BTX Precision)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.83%	7/25/2030	3,884	2,978	2,982	0.20%
ERA Industries, LLC (BTX Precision)	(6) (15)	First Lien Debt	S + 5.00%	8.90%	7/25/2030	5,060	5,054	5,060	0.34%
ERA Industries, LLC (BTX Precision)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.89%	7/25/2030	2,899	2,901	2,899	0.19%
ERA Industries, LLC (BTX Precision)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	7/25/2030	2,297	2,293	2,299	0.15%
ERA Industries, LLC (BTX Precision)	(6) (15)	First Lien Debt	S + 5.00%	8.84%	7/25/2030	2,304	2,302	2,306	0.15%
STS Holding, Inc.	(6)	First Lien Debt	S + 4.75%	8.82%	11/12/2030	1,421	1,365	1,395	0.10%
Turbine Engine Specialists, Inc.	(6) (12)	Subordinated Debt	S + 9.50%	13.39%	3/1/2029	623	611	627	0.04%
Turbine Engine Specialists, Inc.	(6) (12)	Subordinated Debt	S + 9.50%	13.50%	3/1/2029	1,918	1,892	1,931	0.13%
United AirLines, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.65%	2/22/2031	3,657	3,666	3,660	0.24%
Valkyrie Intermediate, LLC	(6)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	10,552	10,474	10,459	0.69%
Total Aerospace & Defense							55,332	55,426	3.68%

Automotive
Adient Global Holdings	(6) (11) (12)	First Lien Debt	S + 2.00%	5.90%	1/31/2031	2,438	2,448	2,438	0.16%
Allison Transmission, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.54%	1/2/2033	933	931	933	0.06%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	1,000	(9)	(35)	—%
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.)	(6)	Subordinated Debt	N/A	10.00% (Cash) 2.75% (PIK)	4/30/2031	3,478	3,413	3,356	0.22%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7)	First Lien Debt	S + 5.00%	8.81%	11/1/2029	2,767	2,753	2,733	0.18%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.81%	11/1/2029	11,151	(40)	(137)	—%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7) (15)	First Lien Debt	S + 5.00%	8.81%	11/1/2029	12,268	12,204	12,117	0.80%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	8.81%	11/1/2029	4,031	4,014	3,982	0.26%
Total Automotive							25,714	25,387	1.68%

Banking, Finance, Insurance, Real Estate
Alliant Holdings Intermediate, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.40%	9/19/2031	4,597	4,608	4,572	0.30%
Aprio Advisory Group, LLC	(6) (10)	Revolving Loan	S + 4.75%	8.82%	8/1/2031	1,586	(10)	(13)	—%
Aprio Advisory Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	8/1/2031	17,377	1,384	1,291	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ascend Partner Services LLC	(6) (15)	First Lien Debt	S + 4.50%	8.13%	8/11/2031	7,229	7,194	7,060	0.47%
Ascend Partner Services LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.30%	8/11/2031	12,524	12,481	12,231	0.81%
Asurion, LLC (fka Asurion Corporation)	(6) (11)	First Lien Debt	S + 4.25%	8.07%	9/19/2030	3,410	3,374	3,329	0.22%
Big Apple Advisory, LLC	(6) (10)	Revolving Loan	S + 4.50%	8.57%	11/18/2031	1,740	(13)	(15)	—%
Big Apple Advisory, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	11/18/2031	4,297	1,130	1,107	0.07%
Big Apple Advisory, LLC	(6)	First Lien Debt	S + 4.50%	8.34%	11/18/2031	8,821	8,753	8,743	0.58%
Bishop Street Underwriters LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.79%	7/31/2031	8,156	548	555	0.04%
Bishop Street Underwriters LLC	(15)	First Lien Debt	S + 5.00%	8.90%	7/31/2031	8,012	7,979	8,019	0.53%
Bishop Street Underwriters LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	7/31/2031	5,355	5,331	5,359	0.36%
Broadstreet Partners, Inc.	(6) (11)	First Lien Debt	S + 2.50%	6.40%	6/13/2031	4,522	4,534	4,437	0.29%
Cohen Advisory, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.32%	12/31/2031	4,073	(15)	—	—%
Cohen Advisory, LLC	(6) (15)	First Lien Debt	S + 4.25%	8.32%	12/31/2031	11,914	11,864	11,914	0.79%
Cohnreznick Advisory LLC	(6) (11) (15)	First Lien Debt	S + 3.25%	7.32%	3/31/2032	18,337	18,291	18,214	1.21%
Compex Legal Services, Inc.	(6)	First Lien Debt	S + 5.75%	9.58%	3/31/2028	3,664	3,655	3,655	0.24%
Cushman & Wakefield U.S. Borrower, LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	6.15%	6/13/2033	80	80	80	0.01%
Knight AcquireCo, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.26%	11/8/2032	14,371	14,338	14,366	0.95%
Knight AcquireCo, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	11/8/2032	4,813	636	639	0.04%
Patriot Growth Insurance Services, LLC	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.22%	10/16/2028	7,749	7,719	7,577	0.50%
Ryan Specialty Group, LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	5.90%	9/15/2031	5,013	5,032	5,017	0.33%
Sedgwick Claims Management Services, Inc.	(6) (11)	First Lien Debt	S + 2.50%	6.40%	7/31/2031	1,748	1,748	1,741	0.11%
Stonepeak Motion Finco LLC	(6) (11) (12)	First Lien Debt	S + 2.50%	6.14%	6/24/2033	480	477	480	0.03%
Stonepeak Nile Parent LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.80%	4/9/2032	2,488	2,484	2,469	0.16%
Truist Insurance Holdings LLC	(6) (11)	First Lien Debt	S + 2.75%	6.48%	5/6/2031	2,319	2,323	2,282	0.15%
Vensure Employer Services, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	9/27/2031	1,518	(7)	(29)	—%
Vensure Employer Services, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.86%	9/29/2031	17,011	16,919	16,685	1.11%
West-NR AcquisitionCo, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	12/27/2028	10,000	(50)	—	—%
World Insurance Associates, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	4/3/2030	2,500	—	(33)	—%
Total Banking, Finance, Insurance, Real Estate							142,787	141,732	9.39%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6) (15)	First Lien Debt	S + 5.00%	9.07%	9/10/2030	14,148	14,027	13,881	0.92%
AmerCareRoyal, LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	9/10/2030	3,298	3,298	3,236	0.21%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
AmerCareRoyal, LLC	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	9/10/2030	2,253	2,246	2,211	0.15%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(7) (15)	Subordinated Debt	S + 7.25%	11.27%	6/8/2029	2,544	2,509	2,544	0.17%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6)	First Lien Debt	S + 4.00%	8.02%	10/6/2033	4,800	4,741	4,800	0.32%
Boardwalk Buyer LLC (Death Wish Coffee)	(6) (7)	First Lien Debt	S + 5.00%	8.58%	9/28/2028	19,741	19,741	19,387	1.29%
Commercial Bakeries Corp.	(6) (12)	First Lien Debt	S + 5.25%	9.32%	9/25/2029	12,158	12,131	12,104	0.80%
Commercial Bakeries Corp.	(6) (12)	First Lien Debt	S + 5.25%	9.32%	9/25/2029	3,702	3,683	3,686	0.24%
Commercial Bakeries Corp.	(6) (12) (15)	First Lien Debt	S + 5.25%	9.32%	9/25/2029	14,237	14,127	14,175	0.94%
Commercial Bakeries Corp.	(6) (12) (15)	First Lien Debt	S + 5.25%	8.97%	9/25/2029	1,758	1,750	1,750	0.12%
FoodScience, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	11/14/2031	5,560	1,918	1,874	0.12%
FoodScience, LLC	(6)	First Lien Debt	S + 5.25%	9.51%	11/14/2031	10,036	9,991	9,939	0.66%
Fortune International, LLC	(15)	First Lien Debt	S + 5.00%	9.17%	7/17/2027	6,677	6,677	6,507	0.43%
Froneri International Limited	(6) (11) (12)	First Lien Debt	S + 2.50%	6.45%	9/30/2032	2,787	2,787	2,774	0.18%
IF&P Holding Company, LLC (Fresh Edge)	(6)	Subordinated Debt	S + 4.50%	8.36% (Cash) 5.13% (PIK)	4/3/2029	3,421	3,386	3,333	0.22%
KNPC Holdco, LLC	(6) (7) (15)	First Lien Debt	S + 5.00%	8.75%	7/8/2033	10,000	9,950	9,957	0.66%
L.A. Specialty Produce Co., LLC	(6) (7)	First Lien Debt	S + 4.50%	8.23%	4/1/2033	8,758	8,716	8,714	0.58%
L.A. Specialty Produce Co., LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/1/2033	2,190	—	(11)	—%
Monogram Food Solutions, LLC	(6) (15)	First Lien Debt	S + 3.75%	7.65%	8/27/2030	10,000	9,952	9,953	0.66%
Naturpak PPC Buyer LLC	(6) (15)	First Lien Debt	S + 4.50%	8.57%	12/22/2032	12,687	12,635	12,384	0.82%
Naturpak PPC Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.36%	12/22/2032	2,898	635	568	0.04%
Palmetto Acquisitionco, Inc. (Tech24)	(15)	First Lien Debt	S + 5.75%	9.82%	9/18/2029	3,256	3,224	3,153	0.21%
Palmetto Acquisitionco, Inc. (Tech24)	(15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.67%	9/18/2029	917	896	888	0.06%
Primo Brands Corporation	(6) (11) (12)	First Lien Debt	S + 2.75%	6.82%	3/31/2031	2,358	2,347	2,368	0.16%
Razor Light, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.82%	2/6/2032	25,986	25,873	25,089	1.66%
Razor Light, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	2/6/2032	5,022	(22)	(173)	(0.01)%
Razor Light, Inc.	(6) (10)	Revolving Loan	S + 4.75%	8.65%	2/6/2032	3,861	1,489	1,373	0.09%
Refresh Buyer, LLC (Sunny Sky Products)	(15)	First Lien Debt	S + 4.75%	8.82%	12/23/2028	5,016	4,991	4,928	0.33%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	12/23/2028	1,642	1,632	1,613	0.11%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(6)	First Lien Debt	S + 5.00%	8.97%	7/30/2027	10,831	10,649	10,190	0.66%
Sugar PPC Buyer LLC (Sugar Foods)	(7) (15)	First Lien Debt	S + 4.75%	8.50%	10/2/2031	6,924	6,858	6,906	0.46%
Sugar PPC Buyer LLC (Sugar Foods)	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	10/2/2031	1,288	1,282	1,285	0.09%
Sugar PPC Buyer LLC (Sugar Foods)	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.50%	10/2/2031	2,369	2,361	2,363	0.16%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Watermill Express, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	4/30/2031	1,900	(6)	10	—%
Watermill Express, LLC	(7) (15)	First Lien Debt	S + 4.50%	8.57%	4/30/2031	2,755	2,732	2,770	0.18%
Watermill Express, LLC	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	4/30/2031	119	119	120	0.01%
Watermill Express, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.57%	4/30/2031	15,126	15,202	15,208	1.01%
WCHG Buyer, Inc. (Handgards, LLC)	(6)	First Lien Debt	S + 4.75%	8.51%	4/10/2031	15,624	15,621	15,595	1.03%
WCHG Buyer, Inc. (Handgards, LLC)	(15)	First Lien Debt	S + 4.75%	8.51%	4/10/2031	941	937	939	0.06%
Whitsons Holding Group, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.03%	9/24/2032	2,182	(11)	(22)	—%
Whitsons Holding Group, LLC	(6) (7) (15)	First Lien Debt	S + 5.00%	9.03%	9/24/2032	7,818	7,740	7,740	0.51%
Total Beverage, Food & Tobacco							248,814	246,109	16.31%

Capital Equipment
American Louver Company, LLC	(6) (7)	First Lien Debt	S + 5.00%	9.07%	10/1/2030	2,210	2,200	2,219	0.15%
American Louver Company, LLC	(6) (7)	First Lien Debt	S + 5.00%	9.07%	10/1/2030	3,864	3,846	3,864	0.26%
Clarios Global LP	(6) (11)	First Lien Debt	S + 2.50%	6.40%	1/28/2032	996	1,001	997	0.07%
Clarios Global LP	(6) (11)	First Lien Debt	S + 2.50%	6.40%	5/6/2030	1,820	1,827	1,822	0.12%
Clean Solutions Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.26%	9/9/2030	18,861	18,636	18,578	1.23%
Engineered Fastener Company, LLC (EFC International)	(6)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	2,628	2,600	2,589	0.17%
FirstCall Mechanical Group, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.82%	6/27/2031	9,775	9,706	9,661	0.64%
FirstCall Mechanical Group, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	6/27/2031	19,694	19,655	19,464	1.29%
Forge Industries, Inc.	(6) (7)	First Lien Debt	S + 5.25%	9.32%	7/31/2032	7,757	7,698	7,703	0.51%
Forge Industries, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.32%	7/31/2032	1,279	—	(9)	—%
Forge Industries, Inc.	(6) (7) (10)	Revolving Loan	S + 5.25%	9.32%	7/31/2032	965	269	269	0.02%
Halfmoon Buyer, Inc.	(6) (12)	Subordinated Debt	N/A	12.00%	12/26/2031	1,000	981	981	0.07%
Hayward Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.90%	6/23/2033	4,793	4,802	4,809	0.32%
Hyperion Materials & Technologies, Inc.	(6) (7) (11) (15)	First Lien Debt	S + 4.75%	8.78%	8/29/2031	5,860	5,773	5,749	0.38%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6) (15)	First Lien Debt	S + 4.75%	8.82%	4/9/2030	10,706	10,586	10,403	0.69%
Motion & Control Enterprises LLC	(6) (15)	First Lien Debt	S + 6.00%	9.83%	6/1/2028	1,797	1,788	1,787	0.12%
Motion & Control Enterprises LLC	(6)	First Lien Debt	S + 6.00%	9.83%	6/1/2028	1,657	1,651	1,649	0.11%
Motion & Control Enterprises LLC	(15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.83%	6/1/2028	4,273	4,273	4,250	0.28%
Motion & Control Enterprises LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	9.83%	6/1/2028	12,020	12,020	11,955	0.79%
Ovation Holdings, Inc.	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	2/4/2030	6,876	6,829	6,846	0.45%
Ovation Holdings, Inc.	(6)	First Lien Debt	S + 4.75%	8.57%	2/4/2030	823	818	820	0.05%
Ovation Holdings, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.57%	2/4/2030	13,263	13,234	13,206	0.88%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ovation Holdings, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	2/4/2030	3,044	3,040	3,031	0.20%
Ovation Holdings, Inc.	(6)	First Lien Debt	S + 4.75%	8.82%	2/4/2030	2,766	2,754	2,754	0.18%
Ovation Holdings, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	2/4/2030	3,028	2,950	2,936	0.19%
PT Intermediate Holdings III, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.82%	4/9/2030	3,746	3,756	3,746	0.25%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt	S + 5.25%	9.38%	4/4/2029	9,905	9,854	9,726	0.64%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (15)	First Lien Debt	S + 5.25%	9.48%	4/4/2029	19,000	18,809	18,656	1.24%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.33%	4/4/2029	3,072	3,050	3,016	0.20%
SkyMark Refuelers, LLC	(6)	First Lien Debt	S + 4.50%	8.60%	12/16/2032	21,774	21,673	21,432	1.42%
SkyMark Refuelers, LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.60%	12/16/2032	4,931	4,925	4,853	0.32%
SkyMark Refuelers, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.60%	12/16/2032	13,296	(12)	(209)	(0.01)%
Southern Air & Heat Holdings, LLC	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.65%	4/1/2028	1,344	1,339	1,344	0.09%
Southern Air & Heat Holdings, LLC	(15)	First Lien Debt	S + 4.75%	8.82%	4/1/2028	1,288	1,285	1,288	0.09%
Specialty Manufacturing Holdings, LLC	(6) (7) (15)	First Lien Debt	S + 4.25%	8.23%	3/31/2033	9,472	9,428	9,472	0.61%
Specialty Manufacturing Holdings, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.23%	3/31/2033	1,879	—	—	—%
Thermostat Purchaser III, Inc.	(6) (7) (11) (15)	First Lien Debt	S + 4.25%	8.32%	8/31/2028	18,311	18,255	18,054	1.20%
USA Industries Holdings LLC	(6)	First Lien Debt	S + 4.25%	8.09%	12/10/2032	8,438	8,407	8,330	0.55%
USA Industries Holdings LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.09%	12/10/2032	4,858	(2)	(62)	—%
Vessco Midco Holdings, LLC	(6) (7) (15)	First Lien Debt	S + 4.25%	7.93%	7/24/2031	13,706	13,600	13,471	0.89%
Vessco Midco Holdings, LLC	(6) (7) (10)	Revolving Loan	S + 4.25%	7.93%	7/24/2031	1,726	(12)	(30)	—%
Vessco Midco Holdings, LLC	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	8.08%	7/24/2031	4,569	4,549	4,490	0.30%
Total Capital Equipment							257,841	255,910	16.96%

Chemicals, Plastics & Rubber
Chroma Color Corporation	(6) (15)	First Lien Debt	S + 4.25%	8.09%	4/23/2029	7,589	7,534	7,510	0.50%
Chroma Color Corporation	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	8.15%	4/23/2029	2,621	2,602	2,594	0.17%
Graham Packaging Company Inc.	(6) (11)	First Lien Debt	S + 2.25%	6.15%	1/26/2033	249	248	249	0.02%
Ineos Composites (Fortis 333 Inc)	(6) (11)	First Lien Debt	S + 3.50%	7.07%	3/27/2032	596	594	598	0.04%
MKS, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.52%	2/4/2033	784	784	787	0.05%
New Spartech Holdings LLC	(6) (7)	First Lien Debt	S + 1.00%	4.81% (Cash) 4.25% (PIK)	9/30/2030	663	663	485	0.03%
New Spartech Holdings LLC	(6)	First Lien Debt	S + 7.00%	10.81%	3/31/2030	380	374	380	0.03%
Nouryon Finance B.V.	(6) (11) (12)	First Lien Debt	S + 3.50%	7.23%	7/8/2031	3,699	3,711	3,715	0.25%
Qnity Electronics, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.51%	11/1/2032	397	401	397	0.03%
Quaker Chemical Corporation	(6) (11) (12)	First Lien Debt	S + 2.25%	5.67%	9/23/2033	1,000	998	999	0.07%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Univar Solutions USA Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.65%	8/1/2030	2,151	2,160	2,160	0.13%
USALCO	(6) (11)	First Lien Debt	S + 3.50%	7.26%	9/30/2031	475	474	477	0.03%
WCI-Momentum Bidco, LLC	(6)	First Lien Debt	S + 4.75%	8.82%	12/31/2032	4,866	4,849	4,866	0.32%
WCI-Momentum Bidco, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	12/31/2032	976	725	725	0.05%
Total Chemicals, Plastics, & Rubber							26,117	25,942	1.72%

Construction & Building
APi Group DE, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.65%	5/16/2033	1,664	1,664	1,667	0.11%
Athlete Buyer, LLC (Allstar Holdings)	(6)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	582	510	453	0.03%
Athlete Buyer, LLC (Allstar Holdings)	(6)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	12,811	11,213	9,963	0.66%
Athlete Buyer, LLC (Allstar Holdings)	(6)	Subordinated Debt	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	582	510	453	0.03%
Bells Parent, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	4/25/2033	2,500	—	(15)	—%
Bells Parent, Inc.	(6) (7)	First Lien Debt	S + 5.00%	9.07%	4/25/2033	672	668	668	0.04%
Bells Parent, Inc.	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	4/25/2033	199	199	198	0.01%
Bells Parent, Inc.	(6) (7) (10)	Revolving Loan	S + 5.00%	9.07%	4/25/2033	128	(1)	(1)	—%
Centuri Group, Inc.	(6) (11)	First Lien Debt	S + 2.00%	5.76%	7/9/2032	1,578	1,579	1,583	0.10%
Chase Industries, Inc.	(6) (7)	First Lien Debt	S + 5.00%	9.07%	5/11/2029	995	988	989	0.07%
Cobalt Service Partners, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	9.01%	10/13/2031	7,232	7,176	7,180	0.48%
Cobalt Service Partners, LLC	(6) (7) (10) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	10/13/2031	12,588	10,817	10,795	0.72%
Dycom Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 1.75%	5.57%	1/27/2033	352	351	354	0.02%
Gannett Fleming, Inc.	(6) (7) (15)	First Lien Debt	S + 4.50%	8.24%	8/5/2030	17,514	17,371	17,416	1.15%
Gannett Fleming, Inc.	(6) (7) (10)	Revolving Loan	S + 4.50%	8.40%	8/5/2030	2,131	690	698	0.05%
Heartland Paving Partners, LLC	(6) (15)	First Lien Debt	S + 5.00%	9.26%	8/9/2030	8,400	8,341	8,146	0.54%
Heartland Paving Partners, LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.26%	8/9/2030	5,030	5,021	4,878	0.32%
Heartland Paving Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.26%	8/9/2030	5,637	5,628	5,467	0.36%
Hyphen Solutions, LLC	(6) (7) (15)	First Lien Debt	S + 4.50%	8.40%	8/6/2032	22,552	22,515	22,511	1.49%
Hyphen Solutions, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	8/6/2032	1,444	—	(3)	—%
ICE USA Infrastructure, Inc.	(6)	First Lien Debt	S + 5.75%	9.59%	3/15/2030	3,496	3,476	3,476	0.23%
ICE USA Infrastructure, Inc.	(6) (15)	First Lien Debt	S + 5.75%	9.59%	3/15/2030	11,532	11,448	11,468	0.76%
ICE USA Infrastructure, Inc.	(6) (15)	First Lien Debt	S + 5.75%	9.59%	3/15/2030	3,100	3,057	3,083	0.20%
Java Buyer, Inc.	(7) (15)	First Lien Debt	S + 4.75%	8.82%	12/15/2030	3,841	3,841	3,776	0.25%
LJ Avalon Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.17%	2/1/2030	5,055	4,852	4,833	0.32%
MEI Buyer LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.04%	6/29/2029	1,849	458	458	0.03%
MEI Buyer LLC	(6) (15)	First Lien Debt	S + 4.25%	8.15%	6/29/2029	16,305	16,271	16,306	1.08%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
MEI Buyer LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.25%	8.14%	6/29/2029	1,610	1,610	1,610	0.11%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	6.15%	3/19/2029	1,654	1,655	1,656	0.11%
Quikrete Holdings, Inc.	(6) (11)	First Lien Debt	S + 2.25%	6.15%	2/10/2032	1,300	1,299	1,300	0.09%
QXO Building Products, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.90%	7/1/2033	700	698	694	0.05%
QXO Building Products, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.90%	4/30/2032	788	782	782	0.05%
Rose Paving, LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	146	146	142	0.01%
Rose Paving, LLC	(6)	Subordinated Debt	N/A	12.00%	5/7/2030	2,253	2,234	2,192	0.15%
Royal Holdco Corporation (RMA Companies)	(6)	First Lien Debt	S + 4.50%	8.57%	12/30/2030	10,777	10,595	10,602	0.70%
SCIC Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	3/28/2031	2,323	(4)	23	—%
SCIC Buyer, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.82%	3/28/2031	17,039	17,010	17,209	1.14%
STARC Operating Holdings, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.81%	9/9/2032	7,778	7,739	7,740	0.51%
STARC Operating Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.81%	9/9/2032	2,222	—	(11)	—%
Vertex Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 6.00%	5.91% (Cash) 4.16% (PIK)	11/8/2030	8,998	1,774	1,174	0.08%
Vertex Service Partners, LLC	(6) (15)	First Lien Debt	S + 6.00%	5.91% (Cash) 4.16% (PIK)	11/8/2030	5,500	5,472	5,246	0.35%
Vertex Service Partners, LLC	(6)	First Lien Debt (Delayed Draw)	S + 6.00%	5.91% (Cash) 4.16% (PIK)	11/8/2030	5,876	5,853	5,604	0.37%
WSB Engineering Holdings Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.41%	8/31/2029	8,067	5,195	5,183	0.34%
WSB Engineering Holdings Inc.	(6) (15)	First Lien Debt	S + 4.50%	8.26%	8/31/2029	9,051	8,980	9,013	0.60%
WSB Engineering Holdings Inc.	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	8/31/2029	2,655	2,636	2,644	0.18%
Total Construction & Building							212,317	209,603	13.89%

Consumer Goods: Durable
ABG Intermediate Holdings 2 LLC	(6) (11)	First Lien Debt	S + 2.00%	5.90%	9/23/2033	1,335	1,325	1,327	0.09%
DRS Holdings III, Inc.	(6) (7) (15)	First Lien Debt	S + 5.25%	9.15%	11/1/2028	4,152	4,146	4,139	0.27%
MITER Brands (MIWD Holdco II LLC)	(6) (11)	First Lien Debt	S + 3.00%	6.65%	3/28/2031	2,529	2,543	2,480	0.16%
Momentum Textiles, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,234	5,169	5,169	0.34%
NMC Skincare Intermediate Holdings II, LLC	(6) (7)	First Lien Debt	S + 5.00%	8.90% (Cash) 1.50% (PIK)	10/31/2028	6,338	6,338	5,884	0.40%
XpressMyself.com LLC (SmartSign)	(15)	First Lien Debt	S + 5.50%	9.44%	9/7/2028	1,968	1,962	1,968	0.13%
XpressMyself.com LLC (SmartSign)	(15)	First Lien Debt	S + 5.75%	9.69%	9/7/2028	1,489	1,477	1,489	0.10%
Total Consumer Goods: Durable							22,960	22,456	1.49%

Consumer Goods: Non-Durable
Bradford Soap International, Inc.	(6)	First Lien Debt	S + 4.75%	8.65%	8/28/2031	10,478	10,438	10,478	0.69%
Bradford Soap International, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.65%	8/28/2031	3,519	(3)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FoodServices Brand Group, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	4,371	4,286	4,240	0.28%
Image International Intermediate Holdco II, LLC	(6) (7) (14)	First Lien Debt	S + 7.50%	11.47%	12/31/2026	10,709	10,668	7,391	0.49%
Image International Intermediate Holdco II, LLC	(6) (7) (14)	First Lien Debt	S + 7.50%	11.47%	12/31/2026	7,506	7,470	5,174	0.34%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.33%	6/30/2030	11,098	(12)	(61)	—%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6) (15)	First Lien Debt	S + 5.25%	9.17%	6/30/2030	9,950	9,919	9,895	0.65%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.17%	6/30/2030	1,909	1,907	1,898	0.13%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.77%	1/8/2030	4,382	2,483	2,484	0.16%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (15)	First Lien Debt	S + 5.00%	8.73%	1/8/2030	12,550	12,590	12,535	0.83%
MPG Parent Holdings, LLC (Market Performance Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	1/8/2030	2,856	2,870	2,852	0.19%
Perrigo Investments	(6) (11) (12)	First Lien Debt	S + 2.00%	5.90%	4/20/2029	1,590	1,592	1,592	0.11%
Revision Buyer LLC (Revision Skincare)	(6)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	12/1/2028	10,460	10,377	10,379	0.69%
Total Consumer Goods: Non-Durable							74,585	68,857	4.56%

Containers, Packaging & Glass
Belron Finance 2019 LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.66%	10/16/2031	2,383	2,390	2,385	0.16%
Clydesdale Acquisition Holdings, Inc.	(6) (11)	First Lien Debt	S + 3.75%	7.65%	4/1/2032	200	198	199	0.01%
good2grow LLC	(6)	First Lien Debt	S + 5.50%	9.41%	12/1/2027	943	943	943	0.06%
good2grow LLC	(6)	First Lien Debt	S + 4.50%	8.41%	12/1/2027	16,762	16,688	16,707	1.11%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (12)	First Lien Debt	S + 5.25%	9.13%	12/17/2027	16,679	16,595	16,668	1.11%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (12)	First Lien Debt	S + 5.25%	9.13%	12/17/2027	3,069	3,053	3,066	0.20%
Oliver Packaging, LLC	(6) (14)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2030	202	202	162	0.01%
Oliver Packaging, LLC	(6) (14)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	1,561	1,550	1,252	0.09%
Oliver Packaging, LLC	(6) (14)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	295	292	238	0.02%
Online Labels Group, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.82%	12/19/2029	5,712	5,707	5,712	0.38%
Online Labels Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	12/19/2029	539	266	268	0.02%
Online Labels Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	12/19/2029	227	(1)	—	—%
Performance Packaging Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.34%	4/15/2031	1,538	1,531	1,529	0.10%
Performance Packaging Buyer, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.34%	4/15/2031	11,017	10,934	10,948	0.73%
ProAmpac PG Borrower LLC	(6) (7) (11)	First Lien Debt	S + 4.00%	7.81%	3/7/2033	10,187	10,044	10,182	0.68%
Total Containers, Packaging & Glass							70,392	70,259	4.68%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Energy: Electricity
Environ Energy, LLC	(6)	First Lien Debt	S + 5.25%	9.01%	10/1/2031	15,851	15,745	15,704	1.04%
Environ Energy, LLC	(6) (10) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.10%	10/1/2031	9,378	5,708	5,683	0.38%
Gibraltar Industries, Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	6.01%	2/2/2033	373	372	374	0.02%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (12) (15)	First Lien Debt	S + 5.00%	8.90%	6/25/2030	19,411	19,274	19,411	1.29%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	6/25/2030	5,136	5,136	5,136	0.34%
Resilience Parent, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.13%	2/28/2033	673	672	673	0.04%
Tinicum Voltage Acquisition Corp.	(6) (15)	First Lien Debt	S + 4.75%	8.66%	12/15/2028	7,971	7,864	7,971	0.53%
TK Elevator Midco GmbH	(6) (11) (12)	First Lien Debt	S + 2.75%	6.70%	4/30/2030	4,497	4,520	4,519	0.30%
TK Elevator Midco GmbH	(6) (11) (12)	First Lien Debt	S + 2.75%	6.70%	4/30/2030	249	249	250	0.02%
Total Energy: Electricity							59,540	59,721	3.96%

Energy: Oil & Gas
Allredi, LLC (Abrasive Products and Equipment)	(6)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	15,049	14,804	13,690	0.91%
Allredi, LLC (Abrasive Products and Equipment)	(6)	Subordinated Debt	N/A	15.00% (PIK)	9/30/2027	1,168	1,168	1,062	0.07%
Total Energy: Oil & Gas							15,972	14,752	0.98%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	3/27/2030	9,417	(10)	(46)	—%
CLS Management Services, LLC (Contract Land Staff)	(6) (15)	First Lien Debt	S + 4.75%	8.82%	3/27/2030	10,242	10,177	10,192	0.68%
CLS Management Services, LLC (Contract Land Staff)	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	3/27/2030	5,110	5,094	5,085	0.34%
CLS Management Services, LLC (Contract Land Staff)	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	3/27/2030	3,943	3,937	3,924	0.26%
Impact Parent Corporation (Impact Environmental Group)	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.42%	3/23/2029	280	262	259	0.02%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.42%	3/23/2029	3,104	3,106	3,067	0.20%
Impact Parent Corporation (Impact Environmental Group)	(6) (15)	First Lien Debt	S + 5.25%	9.42%	3/23/2029	10,174	10,180	10,052	0.67%
Impact Parent Corporation (Impact Environmental Group)	(15)	First Lien Debt	S + 5.25%	9.42%	3/23/2029	2,018	1,998	1,994	0.13%
Impact Parent Corporation (Impact Environmental Group)	(15)	First Lien Debt	S + 5.25%	9.42%	3/23/2029	414	409	409	0.03%
Impact Parent Corporation (Impact Environmental Group)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.42%	3/23/2029	1,980	1,978	1,957	0.13%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.42%	3/23/2029	1,678	1,674	1,658	0.11%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
LTR Intermediate Holdings, Inc.	(6) (11) (15)	First Lien Debt	S + 3.75%	7.64%	12/17/2032	9,328	9,289	9,363	0.62%
NFM & J, L.P. (The Facilities Group)	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.61%	11/30/2028	170	169	168	0.01%
NFM & J, L.P. (The Facilities Group)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.62%	11/30/2028	1,925	1,921	1,908	0.13%
NFM & J, L.P. (The Facilities Group)	(7) (15)	First Lien Debt	S + 5.75%	9.60%	11/30/2028	2,701	2,693	2,676	0.18%
NFM & J, L.P. (The Facilities Group)	(6) (7) (15)	First Lien Debt	S + 5.75%	9.69%	11/30/2028	13,585	13,375	13,460	0.89%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.17%	8/31/2028	3,655	3,637	3,620	0.24%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	6.15%	1/15/2031	2,149	2,148	2,150	0.14%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	6.15%	1/15/2031	800	800	802	0.05%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	6.15%	11/30/2028	1,048	1,049	1,051	0.07%
Reworld Holding Corporation	(6) (11)	First Lien Debt	S + 2.25%	6.15%	1/15/2031	131	131	131	0.01%
SI Solutions, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.65%	8/15/2030	9,900	9,866	9,900	0.66%
SI Solutions, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.65%	8/15/2030	14,860	14,776	14,860	0.98%
SI Solutions, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.65%	8/15/2030	4,938	970	978	0.06%
Total Environmental Industries							99,629	99,618	6.61%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(6)	First Lien Debt	S + 5.25%	9.15%	7/2/2031	8,193	8,152	8,097	0.54%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (15)	First Lien Debt	S + 5.25%	9.15%	7/2/2031	13,929	13,823	13,765	0.91%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.15%	7/2/2031	1,229	1,228	1,215	0.08%
AB Centers Acquisition Corporation (Action Behavior Centers)	(15)	First Lien Debt	S + 5.25%	9.15%	7/2/2031	3,337	3,325	3,297	0.22%
ACP Maverick Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	3/18/2031	3,607	2,909	2,952	0.20%
ACP Maverick Holdings, Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.82%	3/18/2031	16,118	15,987	16,246	1.08%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	5/1/2030	1,050	1,050	1,041	0.07%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(7) (15)	First Lien Debt	S + 5.00%	9.07%	5/1/2030	4,156	4,157	4,123	0.27%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	5/1/2030	3,943	3,933	3,911	0.26%
All Star Recruiting Locums, LLC (All Star Healthcare Solutions)	(6) (7)	First Lien Debt	S + 5.00%	9.07%	5/1/2030	544	539	539	0.04%
ARC Health OPCO, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	5,000	(106)	(264)	(0.02)%
ARC Health OPCO, LLC	(6)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	10,502	10,235	9,949	0.66%
Beantown Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	3/18/2031	4,818	—	38	—%
Bluebird PM Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	2/3/2032	1,018	405	407	0.03%
Bluebird PM Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.82%	2/3/2032	11,276	11,218	11,276	0.75%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Bridges Consumer Healthcare Intermediate LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.12%	12/22/2031	4,262	1,049	1,010	0.07%
Bridges Consumer Healthcare Intermediate LLC	(6) (15)	First Lien Debt	S + 5.25%	9.10%	12/22/2031	7,711	7,634	7,612	0.50%
Bridges Consumer Healthcare Intermediate LLC	(15)	First Lien Debt (Delayed Draw)	S + 5.25%	9.10%	12/22/2031	2,410	2,401	2,379	0.16%
Carolina Components Group, LLC	(6)	First Lien Debt	S + 4.50%	8.57%	7/18/2033	5,079	5,054	5,057	0.34%
Carolina Components Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	7/18/2033	1,270	—	(5)	—%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	8/7/2031	798	(2)	—	—%
Coding Solutions Acquisition, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.90%	8/7/2031	604	599	604	0.04%
Coding Solutions Acquisition, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.90%	8/7/2031	11,849	11,795	11,849	0.79%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	Revolving Loan	S + 5.00%	8.90%	8/7/2031	1,101	(8)	—	—%
Coding Solutions Acquisition, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	8/7/2031	460	(1)	—	—%
Creek Parent, Inc.	(6) (11)	First Lien Debt	S + 3.00%	6.90%	8/12/2033	267	266	267	0.02%
Eyesouth Eye Care Holdco LLC	(6)	First Lien Debt	S + 5.50%	9.50%	10/5/2029	10,462	10,332	10,333	0.69%
Eyesouth Eye Care Holdco LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.50%	9.50%	10/5/2029	5,049	4,993	4,986	0.33%
FH DMI Buyer, Inc.	(6)	First Lien Debt	S + 5.00%	9.07%	10/11/2030	1,644	1,644	1,644	0.11%
FH MC Buyer, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.51%	9/1/2033	7,307	7,271	7,272	0.48%
FH MC Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.51%	9/1/2033	2,693	—	(13)	—%
Genmab A/S	(6) (11) (12)	First Lien Debt	S + 2.00%	6.07%	12/13/2032	2,487	2,487	2,487	0.16%
Grifols International Services Designated Activity Company	(6) (11) (12)	First Lien Debt	S + 2.50%	6.19%	4/14/2033	101	101	102	0.01%
Health Management Associates, Inc.	(6)	First Lien Debt	S + 5.25%	8.98%	3/30/2029	14,104	14,041	14,044	0.93%
Health Management Associates, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	8.98%	3/30/2029	2,384	—	(10)	—%
Health Management Associates, Inc.	(6) (15)	First Lien Debt	S + 6.25%	10.01%	3/30/2029	16,710	16,631	16,639	1.10%
Health Management Associates, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 6.25%	10.01%	3/30/2029	1,872	1,860	1,864	0.12%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt	S + 4.75%	8.65%	10/16/2030	9,991	9,949	9,991	0.66%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.65%	10/16/2030	1,215	1,213	1,215	0.08%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt	S + 4.75%	8.65%	10/16/2030	1,260	1,255	1,260	0.08%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (15)	First Lien Debt	S + 4.75%	8.65%	10/16/2030	5,395	5,376	5,395	0.36%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (15)	First Lien Debt	S + 4.75%	8.65%	10/16/2030	11,837	11,788	11,837	0.78%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	1,190	1,180	1,174	0.08%
Heartland Veterinary Partners LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,950	5,950	5,872	0.39%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Heartland Veterinary Partners LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	5,700	5,700	5,625	0.37%
HLSG Intermediate, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.49%	2/2/2033	10,378	10,336	10,336	0.69%
HLSG Intermediate, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.49%	2/2/2033	3,385	3,142	3,131	0.21%
HMN Acquirer Corp.	(6) (15)	First Lien Debt	S + 4.75%	8.82%	11/5/2031	8,704	8,636	8,637	0.57%
HMN Acquirer Corp.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	11/5/2031	2,142	573	561	0.04%
Hologic, Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	6.30%	4/7/2033	2,593	2,587	2,557	0.17%
Impact Advisors, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	3/19/2032	7,140	926	852	0.06%
Impact Advisors, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.57%	3/19/2032	12,664	12,557	12,482	0.83%
Jazz Pharmaceuticals Public Limited Company	(6) (11) (12)	First Lien Debt	S + 1.75%	5.65%	5/5/2033	3,082	3,091	3,082	0.20%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.50%	2/13/2032	1,835	1,827	1,810	0.12%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(15)	First Lien Debt	S + 4.75%	8.50%	2/13/2032	5,301	5,263	5,228	0.35%
Lavie Group, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.75%	10/12/2029	7,105	7,066	7,054	0.47%
Lavie Group, Inc.	(15)	First Lien Debt	S + 5.00%	8.75%	10/12/2029	6,355	6,307	6,310	0.42%
Lavie Group, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.75%	10/12/2029	1,888	(5)	(13)	—%
Lavie Group, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.75%	10/10/2029	647	401	398	0.03%
Lavie Group, Inc.	(6) (7) (15)	First Lien Debt	S + 5.00%	8.75%	10/12/2029	4,328	4,297	4,297	0.28%
McKesson Medical-Surgical Top Holdings Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	5.98%	6/9/2032	293	292	294	0.02%
Midwest Eye Services, LLC	(6)	First Lien Debt	S + 4.50%	8.72%	8/20/2027	15,152	15,120	15,141	1.00%
New You Bariatric Group, LLC	(6) (14)	First Lien Debt	S + 5.25%	9.06%	10/31/2028	2,030	2,030	1,135	0.08%
New You Bariatric Group, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.22%	10/31/2028	199	119	119	0.01%
Organon & Co	(6) (11) (12)	First Lien Debt	S + 2.25%	6.15%	5/19/2031	1,333	1,328	1,334	0.09%
Performance Health Holdings, Inc	(6) (15)	First Lien Debt	S + 3.75%	7.82%	3/19/2032	14,813	14,684	14,693	0.97%
Phoenix Guarantor Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.90%	2/21/2031	4,093	4,087	4,096	0.27%
Promptcare Infusion Buyer, Inc.	(7) (15)	First Lien Debt (Delayed Draw)	S + 6.00%	10.00%	9/1/2027	312	312	312	0.02%
Promptcare Infusion Buyer, Inc.	(7) (15)	First Lien Debt	S + 6.00%	10.00%	9/1/2027	2,002	2,002	2,002	0.13%
Puma Buyer, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.53%	9/24/2033	300	299	300	0.02%
QHR Health, LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.22%	5/26/2028	2,343	2,337	2,343	0.16%
QHR Health, LLC	(6)	First Lien Debt	S + 5.25%	9.22%	5/28/2027	17,397	17,351	17,392	1.15%
Select Medical Corporation	(6) (11) (12)	First Lien Debt	S + 3.00%	6.90%	12/3/2031	364	361	365	0.02%
TBRS, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.51%	11/24/2031	949	(4)	(17)	—%
TBRS, Inc.	(6) (7) (10)	Revolving Loan	S + 4.75%	8.51%	11/22/2030	1,243	91	78	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
TBRS, Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.51%	11/24/2031	8,026	7,951	7,885	0.52%
Tidi Legacy Products, Inc.	(6) (7) (15)	First Lien Debt	S + 4.50%	8.40%	12/19/2029	15,459	15,453	15,387	1.02%
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	12/19/2029	4,141	4,147	4,122	0.27%
VMG Holdings LLC (VMG Health)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	4/16/2030	792	791	787	0.05%
VMG Holdings LLC (VMG Health)	(6)	First Lien Debt	S + 4.75%	8.82%	4/16/2030	1,580	1,572	1,570	0.10%
VMG Holdings LLC (VMG Health)	(6) (15)	First Lien Debt	S + 4.75%	8.82%	4/16/2030	19,748	19,617	19,616	1.30%
VSC Specialty Molding Acquisition LLC	(6)	First Lien Debt	S + 4.50%	8.25%	10/6/2031	7,391	7,338	7,324	0.49%
VSC Specialty Molding Acquisition LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	10/6/2031	4,513	3,981	3,959	0.26%
Wellspring Pharmaceutical Corporation	(6)	First Lien Debt	S + 5.00%	8.95%	8/22/2028	10,567	10,529	10,567	0.68%
Wellspring Pharmaceutical Corporation	(6) (15)	First Lien Debt	S + 5.00%	8.95%	8/22/2028	6,349	6,329	6,349	0.42%
Wellspring Pharmaceutical Corporation	(6) (15)	First Lien Debt	S + 5.00%	8.95%	8/22/2028	3,246	3,229	3,246	0.22%
Wellspring Pharmaceutical Corporation	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	8.95%	8/22/2028	1,833	1,828	1,833	0.12%
YI, LLC (Young Innovations)	(6) (7) (15)	First Lien Debt	S + 5.75%	9.65%	12/3/2029	15,567	15,474	15,320	1.02%
Total Healthcare & Pharmaceuticals							433,065	431,356	28.60%

High Tech Industries
Alta Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.76%	2/18/2033	30,922	30,769	30,796	2.04%
Alta Buyer, LLC	(6) (10)	Revolving Loan	S + 4.50%	8.76%	2/18/2033	3,922	(19)	(16)	—%
Arctiq, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.51%	2/3/2032	34,048	33,907	34,003	2.25%
Arctiq, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.51%	2/3/2032	5,181	(5)	(7)	—%
BMC Software, Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.51%	7/30/2031	4,173	4,149	3,952	0.26%
CACI International Inc	(6) (11) (12)	First Lien Debt	S + 1.75%	5.65%	3/9/2033	166	166	166	0.01%
CompoSecure Holdings, L.L.C.	(6) (11) (12)	First Lien Debt	S + 2.25%	6.23%	1/14/2033	898	897	897	0.06%
Coreweave Financing DDTL V-V, LLC	(6) (11) (12)	First Lien Debt	S + 4.50%	8.14%	11/15/2031	310	308	313	0.02%
Coreweave Financing DDTL V-V, LLC	(6) (10) (11) (12)	First Lien Debt	S + 5.50%	9.15%	9/1/2031	150	85	90	0.01%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7)	First Lien Debt	S + 8.42%	12.18% (PIK)	8/2/2030	2,634	2,625	2,526	0.17%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(6) (7)	First Lien Debt	S + 5.00%	8.81%	8/2/2030	14,894	14,844	14,286	0.95%
Dragon Buyer, Inc. (NCR Voyix)	(6) (11)	First Lien Debt	S + 2.75%	6.82%	9/30/2031	6,878	6,852	5,822	0.39%
Eliassen Group, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.82%	4/14/2028	225	225	222	0.01%
Eliassen Group, LLC	(6) (7)	First Lien Debt	S + 5.75%	9.82%	4/14/2028	3,129	3,129	3,084	0.20%
Emburse, Inc.	(7) (15)	First Lien Debt	S + 4.25%	8.32%	5/28/2032	2,964	2,958	2,964	0.20%
Emburse, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.32%	5/28/2032	529	(1)	—	—%
Emburse, Inc.	(6) (7) (10)	Revolving Loan	S + 4.25%	8.32%	5/28/2032	568	(1)	—	—%
Ensono, Inc.	(6) (11) (15)	First Lien Debt	S + 4.00%	8.02%	5/26/2028	14,691	14,661	14,674	0.97%
Exterro, Inc.	(6) (15)	First Lien Debt	S + 5.25%	9.01%	6/1/2027	5,563	5,559	5,501	0.36%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Exterro, Inc.	(6)	First Lien Debt	S + 5.25%	9.01%	6/1/2027	19,979	19,810	19,755	1.31%
GNX HBS Parent, LLC	(6)	First Lien Debt	S + 5.00%	9.07%	10/1/2031	2,329	2,317	2,318	0.15%
GNX HBS Parent, LLC	(6)	First Lien Debt	S + 4.50%	8.57%	10/1/2031	10,076	10,004	9,836	0.65%
GNX HBS Parent, LLC	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	10/1/2031	5,957	5,870	5,815	0.39%
GS AcquisitionCo, Inc.	(6) (7) (15)	First Lien Debt	S + 5.25%	9.32%	5/25/2028	17,418	16,933	15,915	1.06%
Icon Parent I Inc.	(6) (7) (11)	First Lien Debt	S + 2.75%	6.79%	11/13/2031	1,975	1,968	1,937	0.13%
II-VI INCORPORATED	(6) (11) (12)	First Lien Debt	S + 1.75%	5.65%	7/2/2029	1,091	1,094	1,096	0.07%
Infobase Acquisition, Inc.	(6) (15)	First Lien Debt	S + 5.50%	9.60%	6/14/2028	8,560	8,557	8,560	0.57%
Javelin Buyer, Inc.	(6) (7) (15)	Subordinated Debt	S + 5.00%	8.76%	12/6/2032	6,000	6,013	5,737	0.38%
Javelin Buyer, Inc.	(6) (7) (11) (15)	First Lien Debt	S + 2.75%	6.57%	12/5/2031	6,895	6,892	6,753	0.45%
Lambda Compute II LLC	(6) (11)	First Lien Debt	S + 3.00%	6.87%	12/31/2030	287	288	288	0.02%
Mermaid Bidco Inc.	(6)	First Lien Debt	S + 3.25%	7.01%	7/3/2031	3,950	3,942	3,914	0.26%
Mitchell International, Inc.	(6) (11)	First Lien Debt	S + 3.00%	6.90%	6/17/2031	5,278	5,265	5,193	0.34%
PointClickCare Technologies	(6) (11) (12)	First Lien Debt	S + 2.75%	6.57%	11/3/2031	567	567	567	0.04%
Project Alpha Intermediate Holding, Inc.	(6) (7) (11)	First Lien Debt	S + 3.25%	7.32%	10/26/2030	985	983	696	0.05%
Prosci, Inc.	(6)	First Lien Debt	S + 4.50%	8.50%	11/18/2030	20,000	19,935	19,358	1.28%
Quartz Holding Company (Quickbase)	(6) (15)	First Lien Debt	S + 3.25%	7.15%	10/2/2028	11,816	11,816	11,572	0.77%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7)	First Lien Debt	S + 4.50%	8.57%	9/30/2031	9,079	9,010	9,011	0.60%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7) (10)	Revolving Loan	S + 4.50%	8.57%	3/31/2031	1,062	(7)	(8)	—%
Ridge Trail US Bidco, Inc. (Options IT)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	9/30/2031	3,184	436	418	0.03%
Specialist Resources Global Inc.	(6)	First Lien Debt	S + 5.00%	9.07%	9/23/2027	121	119	119	0.01%
Specialist Resources Global Inc.	(15)	First Lien Debt	S + 5.00%	9.07%	9/23/2027	1,301	1,301	1,279	0.08%
Specialist Resources Global Inc.	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	9/23/2027	6,681	6,681	6,565	0.44%
Stratix Holding Corporation	(6)	First Lien Debt	S + 4.75%	8.60%	9/15/2028	3,948	3,944	3,948	0.26%
Stratix Holding Corporation	(6) (15)	First Lien Debt	S + 4.75%	8.60%	9/15/2028	19,680	19,502	19,680	1.30%
VALIDITY INC	(15)	First Lien Debt	S + 5.00%	8.68%	4/12/2032	7,707	7,644	7,622	0.51%
Venture Buyer, LLC (Velosio)	(6) (7) (15)	First Lien Debt	S + 5.25%	9.01%	3/1/2030	12,663	12,632	12,663	0.83%
Venture Buyer, LLC (Velosio)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.09%	3/1/2030	1,631	282	282	0.02%
Waldo Buyer, LLC	(6) (7)	First Lien Debt	S + 4.25%	8.32%	4/1/2033	19,278	19,186	19,185	1.27%
Waldo Buyer, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.32%	4/1/2033	5,508	(6)	(26)	—%
Waldo Buyer, LLC	(6) (7) (10)	Revolving Loan	S + 4.25%	8.32%	4/1/2033	3,809	(17)	(18)	—%
Waystar Technologies, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.90%	10/22/2029	2,244	2,246	2,243	0.15%
Total High Tech Industries							326,315	321,546	21.32%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Hotel, Gaming & Leisure
Cinemark USA, Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.90%	5/24/2030	4,073	4,089	4,080	0.27%
Davidson Hotel Company LLC	(6) (15)	First Lien Debt	S + 5.00%	8.90%	10/31/2031	4,040	4,030	4,040	0.27%
Davidson Hotel Company LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	10/31/2031	930	296	297	0.02%
Oak-Eagle Acquireco, Inc.	(6) (11) (12)	First Lien Debt	S + 3.50%	7.25%	8/4/2033	600	591	605	0.04%
TKO Worldwide Holdings, LLC	(6) (11) (12)	First Lien Debt	S + 1.75%	5.51%	11/21/2031	952	954	952	0.06%
Total Hotel, Gaming & Leisure							9,960	9,974	0.66%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(6) (15)	First Lien Debt	S + 6.00%	9.78%	10/23/2028	5,684	5,652	5,609	0.37%
Thomson Reuters IP & S (AKA Clarivate / Camelot Finance SA)	(6) (11)	First Lien Debt	S + 2.75%	6.65%	1/31/2031	3,772	3,772	3,613	0.24%
Viking Buyer, LLC (Vanguard Packaging LLC)	(6) (15)	First Lien Debt	S + 5.00%	9.08%	2/9/2028	5,692	5,691	5,692	0.38%
VitalSmarts, LC	(6)	First Lien Debt	S + 5.25%	9.15%	9/8/2031	9,019	8,930	8,931	0.59%
VitalSmarts, LC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.25%	9.15%	9/8/2031	593	—	(6)	—%
Total Media: Advertising, Printing & Publishing							24,045	23,839	1.58%

Media: Broadcasting & Subscription
Nexstar Media Inc.	(6) (11) (12)	First Lien Debt	S + 2.75%	6.65%	3/18/2033	311	308	313	0.02%
Paramount Skydance Corporation	(6) (11) (12)	First Lien Debt	S + 2.75%	6.78%	9/30/2033	1,330	1,327	1,327	0.09%
UPC/Sunrise (UPC Financing Partnership)	(6) (11) (12)	First Lien Debt	S + 2.50%	6.34%	2/15/2032	2,875	2,869	2,765	0.18%
Total Media: Broadcasting & Subscription							4,504	4,405	0.29%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	2,990	2,976	2,912	0.20%
Creative Artists Agency, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.40%	10/1/2031	1,563	1,570	1,568	0.10%
Total Media: Diversified & Production							4,546	4,480	0.30%

Metals & Mining
Arsenal AIC Parent LLC(Arconic)	(6) (11)	First Lien Debt	S + 2.75%	6.65%	8/18/2030	1,763	1,775	1,773	0.12%
Belden Inc.	(6) (11) (12)	First Lien Debt	S + 2.25%	6.15%	7/1/2033	367	366	369	0.02%
Total Metals & Mining							2,141	2,142	0.14%

Retail
Varsity Brands, Inc.	(6) (11)	First Lien Debt	S + 2.75%	6.82%	8/26/2031	1,995	1,995	1,996	0.13%
Total Retail							1,995	1,996	0.13%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Services: Business
ADI Global Distribution Funding LLC	(6) (11) (12)	First Lien Debt	S + 2.75%	6.65%	7/1/2033	80	80	81	0.01%
AG Group Holdings, Inc. (Addison Group)	(6) (11)	First Lien Debt	S + 4.25%	8.15%	12/29/2028	1,781	1,787	1,656	0.11%
ALKU Intermediate Holdings, LLC	(6)	First Lien Debt	S + 6.25%	10.32%	5/23/2029	2,637	2,609	2,621	0.17%
All4 Buyer, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	1/23/2032	2,103	935	926	0.06%
All4 Buyer, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.25%	1/23/2032	4,485	4,449	4,449	0.29%
Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC)	(6) (11)	First Lien Debt	S + 3.25%	7.15%	8/20/2032	3,417	3,417	3,426	0.23%
Allium Buyer LLC	(6) (15)	First Lien Debt	S + 4.25%	8.30%	9/23/2031	9,672	9,527	9,531	0.63%
Archer Acquisition, LLC (ARMstrong)	(6) (15)	First Lien Debt	S + 4.75%	8.92%	10/6/2029	10,132	10,061	10,033	0.67%
Archer Acquisition, LLC (ARMstrong)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.73%	10/6/2029	857	853	849	0.06%
Astra Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.58%	11/26/2032	3,954	3,947	3,883	0.26%
Astra Service Partners, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.58%	11/26/2032	12,019	11,973	11,804	0.78%
Bounteous, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	8/2/2029	7,260	3,766	3,766	0.25%
Bounteous, Inc.	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	8/2/2029	5,089	5,089	5,089	0.34%
Bounteous, Inc.	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	8/2/2029	822	822	822	0.05%
Bounteous, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.82%	8/2/2029	9,833	9,833	9,833	0.65%
Bounteous, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.82%	8/2/2029	3,997	3,997	3,997	0.27%
Bulldog ECI Intermediate, Inc., (f/k/a H.I.G. ECI Holdings, Inc.)	(6) (7)	First Lien Debt	S + 4.75%	8.57%	7/29/2033	7,742	7,684	7,688	0.51%
Bulldog ECI Intermediate, Inc., (f/k/a H.I.G. ECI Holdings, Inc.)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	7/29/2033	2,258	—	(16)	—%
Bullhorn, Inc.	(6) (7)	First Lien Debt	S + 5.00%	8.90%	10/1/2029	17,764	17,554	17,513	1.16%
Caldwell & Gregory LLC	(6)	Subordinated Debt	S + 6.25%	10.32% (Cash) 2.50% (PIK)	3/31/2031	12,733	12,653	12,733	0.84%
Certus NDT Group Buyer, LLC	(6)	Subordinated Debt	N/A	9.00% (Cash) 3.00% (PIK)	2/11/2033	3,000	2,947	2,942	0.20%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(6)	Subordinated Debt	N/A	12.25%	3/26/2031	1,403	1,376	1,403	0.09%
COP Village Green Acquisitions, Inc. (Village Green Holding)	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	12.25%	3/26/2031	536	(5)	—	—%
Cornerstone Advisors of Arizona, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.82%	5/13/2032	17,488	17,412	17,488	1.16%
CPL Consultants, LLC	(6)	First Lien Debt	S + 4.25%	8.07%	2/17/2032	2,492	2,481	2,492	0.17%
CPL Consultants, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.07%	2/17/2032	8,013	92	100	0.01%
CV Holdco, LLC (Class Valuation)	(6)	Subordinated Debt	N/A	11.00%	3/31/2028	444	444	433	0.03%
CV Holdco, LLC (Class Valuation)	(6)	Subordinated Debt	N/A	11.00%	3/31/2028	10,000	9,982	9,749	0.65%
Dawn Bidco, LLC	(6) (11)	First Lien Debt	S + 3.00%	6.82%	2/4/2033	2,500	2,500	2,410	0.16%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6) (14)	First Lien Debt (Delayed Draw)	S + 5.00%	9.26%	7/21/2028	667	667	2	—%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6) (14)	First Lien Debt	S + 5.00%	9.26%	7/21/2028	4,035	4,004	14	—%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6) (10)	First Lien Debt (Delayed Draw)	S + 7.00%	11.01%	7/21/2028	793	722	722	0.05%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6) (14)	First Lien Debt	S + 5.00%	9.26%	7/21/2028	655	650	2	—%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6)	First Lien Debt	S + 5.00%	9.26%	7/21/2028	351	351	351	0.02%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.26%	7/21/2028	358	358	358	0.02%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6)	First Lien Debt	S + 5.00%	9.26%	7/21/2028	2,165	2,165	2,165	0.14%
DISA Holdings Corp. (DISA Global Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	9/9/2028	1,175	1,170	1,169	0.08%
DISA Holdings Corp. (DISA Global Solutions)	(6) (15)	First Lien Debt	S + 5.00%	8.73%	9/9/2028	6,533	6,503	6,501	0.43%
Element 78 Partners, LLC (E78)	(6)	First Lien Debt (Delayed Draw)	S + 5.50%	9.50%	12/1/2027	5,016	5,016	4,989	0.33%
Element 78 Partners, LLC (E78)	(6)	First Lien Debt	S + 5.50%	9.50%	12/1/2027	9,320	9,320	9,271	0.61%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (7)	First Lien Debt	S + 5.75%	9.97%	12/23/2026	12,633	12,621	12,613	0.84%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (7)	First Lien Debt	S + 5.75%	9.97%	12/23/2026	7,110	7,102	7,099	0.47%
ENV Automation Acquisition, LLC	(6) (7)	First Lien Debt	S + 4.25%	8.06%	12/8/2031	14,766	14,709	14,766	0.98%
ENV Automation Acquisition, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.27%	12/8/2031	7,178	1,094	1,098	0.07%
Esquire Deposition Solutions, LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	6/30/2029	2,228	2,201	2,208	0.15%
Garda World Security Corporation	(6) (11) (12)	First Lien Debt	S + 2.75%	6.51%	2/1/2029	2,253	2,270	2,254	0.15%
HEF Safety Ultimate Holdings, LLC	(6)	First Lien Debt	S + 4.75%	8.82%	8/10/2033	5,178	5,152	5,154	0.34%
HEF Safety Ultimate Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	8/10/2033	2,251	266	256	0.02%
ImageFirst Holdings, LLC	(6) (15)	First Lien Debt	S + 3.00%	6.86%	3/12/2032	13,527	13,499	13,527	0.90%
Ingram Micro Inc	(6) (11) (12)	First Lien Debt	S + 2.25%	6.27%	9/19/2031	1,716	1,723	1,722	0.11%
Isotope Finco, LLC	(6) (10) (11)	First Lien Debt	S + 2.50%	6.39%	9/23/2033	61	—	—	—%
Isotope Finco, LLC	(6) (11)	First Lien Debt	S + 2.50%	6.39%	9/29/2033	380	379	381	0.03%
KENG Acquisition, Inc. (Engage PEO)	(6) (7) (15)	First Lien Debt	S + 4.50%	8.32%	8/1/2029	8,897	8,839	8,746	0.58%
KENG Acquisition, Inc. (Engage PEO)	(6) (7) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	8/1/2029	5,732	5,725	5,634	0.37%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
KENG Acquisition, Inc. (Engage PEO)	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	8/1/2029	7,625	7,591	7,495	0.50%
Kofile, Inc.	(6)	Subordinated Debt	N/A	9.00% (Cash) 3.00% (PIK)	6/30/2029	7,057	7,057	6,874	0.46%
KRIV Acquisition, Inc. (Riveron)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	7/31/2031	6,907	—	(37)	—%
KRIV Acquisition, Inc. (Riveron)	(6) (10)	Revolving Loan	S + 4.50%	8.57%	7/31/2031	628	183	181	0.01%
KRIV Acquisition, Inc. (Riveron)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	7/31/2031	2,346	(7)	(12)	—%
KRIV Acquisition, Inc. (Riveron)	(6) (15)	First Lien Debt	S + 4.50%	8.57%	7/31/2031	13,667	13,533	13,594	0.90%
LRN Corporation (Lion Merger Sub, Inc.)	(6)	First Lien Debt	S + 5.25%	9.01%	12/17/2027	7,247	7,226	7,207	0.48%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (7)	First Lien Debt	S + 5.25%	9.23%	12/17/2027	18,815	18,736	18,710	1.24%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (7)	First Lien Debt	S + 5.25%	9.23%	12/17/2027	579	578	576	0.04%
M&S Holdings Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.48%	12/23/2032	7,210	7,180	7,177	0.48%
M&S Holdings Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/23/2032	1,317	(1)	(6)	—%
MacKay Sposito, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.11%	4/22/2033	1,000	162	157	0.01%
Medline Borrower, LP	(6) (11)	First Lien Debt	S + 1.50%	5.40%	5/30/2033	2,796	2,798	2,783	0.18%
OCM System One Buyer CTB, LLC (Sentinel Purchaser II Holdco, LLC)	(6)	First Lien Debt	S + 3.75%	7.65%	8/31/2033	10,000	9,951	9,953	0.66%
Olympus US Bidco LLC (Phaidon International)	(6) (12) (15)	First Lien Debt	S + 5.50%	9.42%	8/22/2029	19,515	19,304	18,899	1.25%
OMNIA Partners, LLC	(6) (7) (11) (15)	First Lien Debt	S + 2.75%	6.73%	12/31/2032	3,437	3,423	3,448	0.23%
Open Text Corporation	(6) (11) (12)	First Lien Debt	S + 1.75%	5.65%	1/31/2030	1,806	1,815	1,801	0.12%
Osmosis Buyer Limited	(6) (11) (12)	First Lien Debt	S + 2.50%	6.21%	7/5/2033	2,575	2,569	2,575	0.17%
Pegasus BidCo B.V.	(6) (11) (12)	First Lien Debt	S + 2.50%	6.24%	7/12/2032	3,112	3,123	3,118	0.21%
PN Buyer, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.65%	7/31/2031	15,439	15,375	14,945	0.99%
PN Buyer, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	7/31/2031	4,444	—	(142)	(0.01)%
Prime Security Services Borrower, LLC	(6) (11) (12)	First Lien Debt	S + 2.00%	5.74%	10/13/2030	2,259	2,257	2,257	0.15%
Prime Security Services Borrower, LLC	(6) (11) (12)	First Lien Debt	S + 1.75%	5.49%	3/7/2032	371	368	367	0.02%
RailPros Parent, LLC	(6) (7) (15)	First Lien Debt	S + 4.25%	8.01%	5/24/2032	10,161	10,074	10,161	0.67%
RailPros Parent, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.01%	5/24/2032	3,153	943	943	0.06%
RailPros Parent, LLC	(6) (7) (10)	Revolving Loan	S + 4.25%	8.01%	5/24/2032	1,579	—	—	—%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.00%	9.08%	6/15/2029	5,592	5,574	5,592	0.37%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (7) (15)	First Lien Debt	S + 5.00%	9.08%	6/15/2029	12,937	12,870	12,937	0.86%
Redwood Services Group, LLC (Evergreen Services Group)	(7) (15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.08%	6/15/2029	937	932	937	0.06%
Resideo Funding Inc.	(6) (11) (12)	First Lien Debt	S + 2.00%	5.67%	8/13/2032	1,624	1,624	1,631	0.11%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Sage Integration Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.56%	9/9/2033	6,667	—	(32)	—%
Sage Integration Holdings, LLC	(6)	First Lien Debt	S + 4.75%	8.56%	9/9/2033	3,333	3,317	3,317	0.22%
Sagebrush Buyer, LLC (Province)	(6)	First Lien Debt	S + 4.75%	8.65%	7/1/2030	8,620	8,569	8,559	0.57%
Sagebrush Buyer, LLC (Province)	(6) (15)	First Lien Debt	S + 4.75%	8.65%	7/1/2030	4,979	4,950	4,945	0.33%
Sagebrush Buyer, LLC (Province)	(6) (15)	First Lien Debt	S + 4.75%	8.65%	7/1/2030	6,275	6,230	6,231	0.41%
Secretariat Advisors LLC	(6) (10) (11)	First Lien Debt (Delayed Draw)	S + 4.00%	8.07%	2/28/2032	835	—	(25)	—%
Secretariat Advisors LLC	(6) (11) (15)	First Lien Debt	S + 4.00%	8.07%	2/28/2032	6,828	6,800	6,621	0.44%
Sentinel Technologies, Inc	(6)	First Lien Debt	S + 4.50%	8.24%	11/3/2031	1,124	1,118	1,122	0.07%
Sentinel Technologies, Inc	(6) (15)	First Lien Debt	S + 4.50%	8.25%	11/3/2031	8,403	8,377	8,390	0.56%
Simplicity Financial Marketing Group Holdings, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 1.00%	5.00%	12/31/2031	1,000	—	(7)	—%
Solana Bidco, LLC	(6) (15)	First Lien Debt	S + 4.75%	8.82%	7/1/2033	4,616	4,593	4,597	0.30%
Soliant Lower Intermediate, LLC	(6) (11) (15)	First Lien Debt	S + 3.75%	7.51%	7/18/2031	17,554	17,420	13,692	0.91%
Syndigo LLC	(6)	First Lien Debt	S + 5.00%	8.76%	9/2/2032	13,124	13,066	12,667	0.84%
Syndigo LLC	(6) (10)	Revolving Loan	S + 5.00%	8.76%	9/2/2032	1,777	277	223	0.01%
Synechron	(6) (11)	First Lien Debt	S + 3.75%	7.82%	10/3/2031	1,479	1,468	1,439	0.10%
Tau Buyer, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 2.50%	6.57% (Cash) 2.50% (PIK)	2/2/2032	2,305	2,297	2,066	0.14%
Tau Buyer, LLC	(6) (7) (10)	Revolving Loan	S + 4.50%	8.54%	2/2/2032	1,720	835	670	0.04%
Tau Buyer, LLC	(6) (7) (15)	First Lien Debt	S + 2.50%	6.57% (Cash) 2.50% (PIK)	2/2/2032	10,042	9,964	9,002	0.60%
Thompson Safety LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	8.89%	6/25/2032	13,617	2,258	2,182	0.14%
Thompson Safety LLC	(6) (10)	Revolving Loan	P + 5.00%	9.07%	6/25/2032	1,364	199	197	0.01%
TouchTunes Music Group, LLC (TouchTunes Interactive Network)	(6) (11) (15)	First Lien Debt	S + 4.75%	8.48%	4/2/2029	14,288	14,162	13,288	0.88%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt	S + 4.50%	8.40%	1/31/2029	7,660	7,629	7,657	0.51%
Transit Buyer, LLC (Propark Mobility)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	1/31/2029	2,444	—	(1)	—%
Transit Buyer, LLC (Propark Mobility)	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	1/31/2029	1,129	412	415	0.03%
Transit Buyer, LLC (Propark Mobility)	(6) (15)	First Lien Debt	S + 4.50%	8.40%	1/31/2029	6,206	6,174	6,203	0.41%
Transit Buyer, LLC (Propark Mobility)	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	1/31/2029	3,542	3,530	3,541	0.23%
Transit Buyer, LLC (Propark Mobility)	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	1/31/2029	8,833	8,825	8,829	0.59%
Trinity Air Consultants Holdings Corporation	(6) (10) (11)	First Lien Debt	S + 2.50%	6.60%	9/16/2033	83	—	—	—%
Trinity Air Consultants Holdings Corporation	(6) (11)	First Lien Debt	S + 2.50%	6.60%	9/16/2033	377	376	376	0.02%
TSS Buyer, LLC (Technical Safety Services)	(15)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	6/22/2029	606	606	604	0.04%
TSS Buyer, LLC (Technical Safety Services)	(6) (15)	First Lien Debt	S + 5.00%	9.07%	6/22/2029	19,137	19,056	19,057	1.26%
UBEO, LLC	(6)	Subordinated Debt	N/A	11.00%	1/3/2029	12,000	12,000	11,959	0.79%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (7)	First Lien Debt	S + 4.50%	8.40%	6/1/2029	3,009	2,996	3,009	0.20%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (7)	First Lien Debt	S + 4.50%	8.40%	6/1/2029	1,115	1,110	1,115	0.07%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	6/1/2029	1,008	988	988	0.07%
Victors CCC Buyer LLC (CrossCountry Consulting)	(7) (15)	First Lien Debt	S + 4.50%	8.40%	6/1/2029	1,341	1,328	1,341	0.09%
Victors CCC Buyer LLC (CrossCountry Consulting)	(7) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	6/1/2029	138	137	138	0.01%
VRC Companies, LLC (Vital Records Control)	(6) (7)	First Lien Debt	S + 5.50%	9.40%	6/29/2027	12,982	12,959	12,942	0.86%
VRC Companies, LLC (Vital Records Control)	(6) (7)	First Lien Debt	S + 5.75%	9.65%	6/29/2027	4,712	4,712	4,706	0.31%
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(6) (7) (15)	First Lien Debt	S + 3.75%	7.82%	7/13/2029	14,932	14,915	14,932	0.99%
Total Services: Business							613,662	599,779	39.77%

Services: Consumer
360 Holdco, Inc. (360 Training)	(6) (15)	First Lien Debt	S + 4.50%	8.40%	8/2/2028	5,817	5,784	5,775	0.38%
360 Holdco, Inc. (360 Training)	(6) (10) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	8/2/2028	3,574	2,235	2,209	0.15%
ADPD Holdings LLC (NearU)	(6) (7)	First Lien Debt	S + 6.00%	4.93% (Cash), 5.00% (PIK)	8/16/2028	5,996	5,972	5,503	0.36%
AMS Parent, LLC (All My Sons)	(15)	First Lien Debt	S + 4.75%	9.09%	10/25/2028	5,405	5,392	5,097	0.34%
Apex Service Partners, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	10/24/2030	5,169	4,224	4,224	0.28%
Apex Service Partners, LLC	(6) (7) (10)	Revolving Loan	S + 4.75%	8.82%	10/24/2029	1,101	(7)	—	—%
Apex Service Partners, LLC	(6) (7) (15)	First Lien Debt	S + 4.75%	8.82%	10/24/2030	12,444	12,356	12,444	0.83%
Apex Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	10/24/2030	3,044	3,033	3,044	0.20%
Apex Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	10/24/2030	3,052	3,031	3,052	0.20%
Canopy Service Partners, LLC	(6)	First Lien Debt	S + 4.50%	8.57%	2/28/2033	10,687	10,628	10,533	0.70%
Canopy Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	2/28/2033	9,066	622	503	0.03%
Columbia Home Services LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.00% (PIK)	11/27/2031	442	(4)	(35)	—%
Columbia Home Services LLC	(6)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	11/27/2031	1,570	1,545	1,447	0.10%
Excel Fitness Consolidator LLC	(6) (15)	First Lien Debt	S + 4.75%	8.82%	4/29/2030	9,971	9,895	9,775	0.65%
Excel Fitness Consolidator LLC	(15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	4/29/2030	1,668	1,649	1,635	0.11%
Legacy Service Partners, LLC	(6)	First Lien Debt	S + 4.50%	8.57%	11/10/2031	9,398	9,378	9,345	0.62%
Legacy Service Partners, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.57%	11/10/2031	19,799	19,668	19,688	1.31%
Legacy Service Partners, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	11/10/2031	12,050	480	413	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Legacy Service Partners, LLC	(6) (10)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	11/10/2032	98	82	81	0.01%
Legacy Service Partners, LLC	(6)	Subordinated Debt	N/A	13.25% (PIK)	11/10/2032	120	117	117	0.01%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.61%	12/6/2027	790	790	790	0.05%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt	S + 5.75%	9.59%	12/6/2027	9,115	9,115	9,115	0.60%
North Haven Spartan US Holdco LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 5.75%	9.57%	12/6/2027	8,235	8,235	8,235	0.55%
Norton Life Lock	(6) (11) (12)	First Lien Debt	S + 1.75%	5.65%	9/12/2029	355	355	352	0.02%
NS412, LLC	(6)	First Lien Debt	S + 4.50%	8.67%	11/6/2026	4,988	4,988	4,988	0.33%
Perennial Services Group, LLC	(6) (7)	First Lien Debt	S + 4.50%	8.57%	12/23/2032	21,225	21,055	20,416	1.35%
Perennial Services Group, LLC	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	12/23/2032	15,528	7,477	6,958	0.46%
Verscend Technologies	(6) (11)	First Lien Debt	S + 2.75%	6.41%	5/1/2031	196	198	189	0.01%
Yard-Nique, Inc.	(6)	First Lien Debt	S + 4.75%	8.82%	9/29/2028	23,223	23,106	23,109	1.53%
Yard-Nique, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.59%	9/29/2028	4,488	1,754	1,737	0.12%
Total Services: Consumer							173,153	170,739	11.33%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6) (15)	First Lien Debt	S + 4.75%	8.79%	7/18/2028	14,345	14,310	14,345	0.95%
Total Sovereign & Public Finance							14,310	14,345	0.95%

Telecommunications
Arise Holdings, Inc.	(6) (14)	First Lien Debt	S + 4.50%	8.34% (PIK)	12/9/2027	4,676	3,957	3,782	0.26%
Arise Holdings, Inc.	(6) (14)	First Lien Debt	S + 4.50%	8.34% (PIK)	12/9/2027	2,415	153	—	—%
BCM One, Inc.	(6) (15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	11/17/2027	4,338	4,338	4,338	0.29%
BCM One, Inc.	(6) (15)	First Lien Debt	S + 4.50%	8.50%	11/17/2027	14,466	14,466	14,466	0.96%
Greeneden U.S. Holdings II, LLC (Genesys Telecom Holdings U.S., Inc.)	(6) (11)	First Lien Debt	S + 2.25%	6.15%	1/30/2032	1,448	1,447	1,420	0.09%
Iridium Satellite LLC	(6) (11) (12)	First Lien Debt	S + 2.25%	6.15%	9/20/2030	1,049	1,045	1,047	0.07%
MBS Holdings, Inc.	(6) (7)	First Lien Debt	S + 5.00%	9.00%	4/16/2027	790	790	790	0.05%
MBS Holdings, Inc.	(6) (7)	First Lien Debt	S + 5.00%	9.00%	4/16/2027	18,950	18,950	18,950	1.26%
Mobile Communications America, Inc.	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.69%	10/16/2029	4,483	1,202	1,146	0.08%
Mobile Communications America, Inc.	(6) (15)	First Lien Debt	S + 4.75%	8.50%	10/16/2029	11,489	11,506	11,346	0.74%
Mobile Communications America, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.49%	10/16/2029	3,781	3,796	3,734	0.25%
QTS Thunder Managing Issuer, LLC	(6) (11)	First Lien Debt	S + 2.25%	6.03%	7/22/2033	500	498	495	0.03%
Sapphire Telecom, Inc.	(6) (15)	First Lien Debt	S + 5.00%	9.07%	6/27/2029	19,742	19,658	19,742	1.31%
Total Telecommunications							81,806	81,256	5.39%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
Carrix, Inc.	(6) (10) (11)	First Lien Debt (Delayed Draw)	S + 2.00%	6.07%	7/27/2033	90	—	—	—%
Carrix, Inc.	(6) (11)	First Lien Debt	S + 2.00%	6.07%	7/27/2033	450	449	450	0.03%
FSK Pallet Holding Corp. (Kamps Pallets)	(6)	First Lien Debt	S + 6.25%	10.24%	12/23/2026	16,476	16,418	16,287	1.08%
FSK Pallet Holding Corp. (Kamps Pallets)	(6)	First Lien Debt	S + 6.75%	10.66%	12/23/2026	653	651	648	0.04%
Kenco PPC Buyer LLC	(6) (15)	First Lien Debt	S + 4.25%	8.32%	11/15/2029	20,791	20,722	20,785	1.38%
Kenco PPC Buyer LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	8.03%	11/15/2029	3,471	3,460	3,470	0.23%
Total Transportation: Cargo							41,700	41,640	2.76%

Transportation: Consumer
Air Canada	(6) (11) (12)	First Lien Debt	S + 1.75%	5.57%	3/21/2031	3,963	3,973	3,960	0.26%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (15)	First Lien Debt	S + 4.75%	8.65%	2/14/2031	18,416	18,253	17,864	1.19%
Firstline Road Solutions, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.25%	5/1/2033	364	42	40	—%
Firstline Road Solutions, LLC	(6)	First Lien Debt	S + 4.50%	8.57%	5/1/2033	636	632	633	0.04%
Total Transportation: Consumer							22,900	22,497	1.49%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7) (15)	First Lien Debt	S + 4.75%	8.65%	8/27/2031	13,702	13,597	13,702	0.91%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7) (10)	Revolving Loan	S + 4.75%	8.65%	8/27/2031	2,567	(18)	—	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	8/27/2031	3,476	2,833	2,846	0.19%
Force Electrical Buyerco, LLC	(6) (15)	First Lien Debt	S + 4.50%	8.23%	10/21/2032	9,411	9,368	9,269	0.61%
Force Electrical Buyerco, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	10/21/2032	16,119	3,283	3,064	0.20%
Industrial Air Flow Dynamics, Inc.	(6) (7)	First Lien Debt	S + 5.00%	9.07%	8/14/2030	15,675	15,611	14,778	0.98%
Industrial Air Flow Dynamics, Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	8/14/2030	4,167	—	(238)	(0.02)%
Low Voltage Holdings Inc.	(6) (7) (15)	First Lien Debt	S + 4.75%	8.82%	4/28/2032	2,388	2,382	2,388	0.16%
Low Voltage Holdings Inc.	(6) (7) (10)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	4/28/2032	338	—	—	—%
Low Voltage Holdings Inc.	(6) (7) (10)	Revolving Loan	S + 4.75%	8.60%	4/28/2032	311	120	120	0.01%
MRP Buyer, LLC	(6) (10) (11)	First Lien Debt	S + 3.25%	7.32%	6/4/2032	220	164	164	0.01%
Pinnacle Supply Partners, LLC	(6) (10) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.42%	4/3/2030	1,571	(3)	(51)	—%
Pinnacle Supply Partners, LLC	(6) (15)	First Lien Debt	S + 6.25%	10.19%	4/3/2030	7,906	7,779	7,647	0.50%
Pinnacle Supply Partners, LLC	(6) (15)	First Lien Debt (Delayed Draw)	S + 6.25%	10.33%	4/3/2030	1,879	1,876	1,818	0.12%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount / Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
RMS Energy Borrower LLC	(6) (15)	First Lien Debt	S + 4.50%	8.57%	9/30/2032	22,859	22,701	22,781	1.51%
RMS Energy Borrower LLC	(15)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	9/30/2032	4,179	4,157	4,165	0.28%
Vistra Operations Co	(6) (11) (12)	First Lien Debt	S + 2.00%	5.90%	4/30/2031	3,582	3,592	3,576	0.24%
Total Utilities: Electric							87,442	86,029	5.70%

Utilities: Water
USA Water Intermediate Holdings, LLC	(6)	First Lien Debt	S + 4.25%	8.01%	2/21/2031	4,673	4,663	4,673	0.31%
USA Water Intermediate Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.09%	2/21/2031	5,678	1,052	1,052	0.07%
USA Water Intermediate Holdings, LLC	(6) (15)	First Lien Debt	S + 4.25%	8.01%	2/21/2031	13,143	13,080	13,143	0.87%
USA Water Intermediate Holdings, LLC	(6) (10)	First Lien Debt (Delayed Draw)	S + 4.25%	8.02%	2/21/2031	3,465	2,807	2,807	0.19%
Total Utilities: Water							21,602	21,675	1.44%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6) (15)	First Lien Debt	S + 5.50%	9.41%	1/19/2029	12,939	12,806	12,818	0.85%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.50%	9.41%	1/19/2029	3,059	3,025	3,031	0.20%
ISG Enterprises, LLC (Industrial Service Group)	(15)	First Lien Debt	S + 5.75%	9.59%	12/7/2028	2,386	2,366	2,330	0.15%
ISG Enterprises, LLC (Industrial Service Group)	(6) (15)	First Lien Debt (Delayed Draw)	S + 5.75%	9.59%	12/7/2028	11,794	11,732	11,522	0.77%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.57%	12/7/2028	5,116	5,099	4,998	0.33%
Johnstone Supply, LLC	(6) (11)	First Lien Debt	S +2.25%	5.99%	6/9/2031	1,644	1,649	1,646	0.11%
New Era Technology, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 6.25%	10.47% (PIK)	6/30/2030	5,676	5,676	4,572	0.30%
Solaray, LLC	(6) (7)	First Lien Debt	S + 5.00%	8.83% (Cash), 1.75% (PIK)	3/27/2029	6,653	5,869	5,968	0.40%
Total Wholesale							48,222	46,885	3.11%

Total Debt Investments							$3,223,368	$3,180,355	210.87%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(6) (8) (9) (12)	Class A-1 Units	9/1/2023	1,180,000	1,180	2,390	0.15%
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	12/8/2023	76,054	76	87	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	(6) (8) (10) (13)	Partnership Interests	6/21/2024	383,427	383	437	0.03%
Total Aerospace & Defense					1,639	2,914	0.19%

Automotive
Cool Acquisition Holdings, LP (Universal Air Conditioner, L.L.C.)	(6) (8)	Holdings Subscription	10/31/2024	550,000	550	403	0.03%
Total Automotive					550	403	0.03%

Banking, Finance, Insurance, Real Estate
BayPine Regal Co-Invest, LP	(6) (8) (13)	Partnership Interests	5/8/2026	1,000,000	1,000	998	0.07%
INS Co-Invest LP (Inszone)	(8) (10) (13)	Partnership Interests	11/29/2023	77,546	78	152	0.01%
R Arax Co-Invest UB, LP (Arax Investment Partners)	(8) (10) (12) (13)	Limited Partnership Interest	2/28/2024	764,358	766	1,884	0.14%
R Chapel Avenue Holdings Co-Invest UB, LP	(8) (10) (13)	Partnership Interests	12/24/2024	546,788	548	1,069	0.07%
Starlight Co-Invest LP (Sedgwick Claims Management Services)	(6) (8) (13)	Partnership Interests	10/22/2024	1,000,000	1,004	1,131	0.06%
Total Banking, Finance, Insurance, Real Estate					3,396	5,234	0.35%

Beverage, Food & Tobacco
Razor Light Topco, L.P. (f/k/a Lonestar Polaris Topco, LP)	(6) (8)	Class A Units	2/6/2026	1,130,954	1,131	973	0.06%
Marlin Coinvest LP (Fortune International LLC)	(8) (13)	Limited Partnership Interests	5/8/2023	200,000	200	312	0.02%
MidOcean Partners QT Co-Invest, L.P. (QualiTech)	(6) (8) (13)	Class A Units	8/20/2024	972	976	1,207	0.08%
Spice World	(6) (8)	Common Equity	3/31/2022	1,000	126	186	0.01%
Sugar PPC FT Investor LLC (Sugar Foods)	(8) (13)	Parent Units	9/29/2023	2,000	200	299	0.02%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(6) (8) (13)	Company Unit	10/5/2023	215	214	159	0.01%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(6) (8)	Class A Preferred Units	10/3/2022	464	464	240	0.02%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(6) (8)	Class B Common Units	10/3/2022	464	1	—	—%
Total Beverage, Food & Tobacco					3,312	3,376	0.22%

Capital Equipment
ATL GSE Holdings, LP (SkyMark Refuelers)	(6) (8)	Class A Common Units	12/16/2025	502	517	515	0.03%
EFC Holdings, LLC (EFC International)	(8)	Class A Preferred Units	3/1/2023	114	114	148	0.01%
EFC Holdings, LLC (EFC International)	(8)	Class A Common Units	3/1/2023	114	46	6	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(6) (8)	Partner Interests	5/22/2024	1,000,000	1,010	857	0.06%
Total Capital Equipment					1,687	1,526	0.10%

Chemicals, Plastics & Rubber
Meyer Lab Aggregator LP	(8) (13)	Units	2/27/2024	977,790	987	956	0.06%
New Spartech Holdings LLC	(6) (8)	Common Units	6/6/2025	83,766	425	—	—%
Total Chemicals, Plastics & Rubber					1,412	956	0.06%

Construction & Building
GreyLion TGNL Holdings	(8) (10) (13)	Limited Partnership Interests	5/2/2025	846,770	865	1,998	0.12%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(6) (8)	Series F interests	5/26/2023	254,428	260	375	0.02%
OSP Gannett Aggregator, LP (Gannett Fleming)	(6) (8) (9) (12)	Class A Interests	12/20/2022	178,922	179	263	0.02%
RPI Investments LP (Rose Paving)	(6) (8)	Class A Units	11/27/2024	690	100	92	0.01%
STARC Acquisitions, Inc.	(6) (8)	Common Equity	9/9/2026	706	705	706	0.05%
Trench Plate Rental Co. (Trench Safety Solutions Holdings, LLC)	(6) (8)	Common Equity	3/31/2022	1,000	127	47	—%
Trench Safety Solutions Holdings, LLC	(6) (8)	Preferred units	4/3/2025	121	13	23	—%
Total Construction & Building					2,249	3,504	0.22%

Consumer Goods: Durable
LH Equity Investors, L.P.	(6) (8) (13)	Limited Partnership Interests	9/3/2025	2,888	3,487	4,024	0.27%
Total Consumer Goods: Durable					3,487	4,024	0.27%

Consumer Goods: Non-Durable
AUA Famiglia Co-Investors Feeder, LLC	(6) (8) (13)	Units	5/1/2026	2,592	2,731	2,717	0.18%
PS FBG LP (Foodservices Brand Group)	(6) (8)	Common Units	8/8/2025	753	704	514	0.03%
Hermod Co-Invest, LP	(6) (8) (10) (13)	Common Units	10/15/2024	500,000	512	1,102	0.07%
RVGD Aggregator LP (Revision Skincare)	(6) (8)	Common Equity	3/31/2022	100	98	89	0.01%
Showtime Co-Investors LLC (WCI Holdings, LLC)	(8) (13)	Class A1 Units	2/6/2023	534,934	535	844	0.06%
Ultima Health Holdings, LLC	(6) (8)	Preferred units	9/12/2022	11	130	328	0.02%
Total Consumer Goods: Non-Durable					4,710	5,594	0.37%

Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(6) (8) (12)	Class A Units	12/17/2020	171,030	164	318	0.02%
Oliver Investors, LP (Oliver Packaging)	(6) (8)	Class A Common Units	7/6/2022	7,816	742	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Oliver Investors, LP (Oliver Packaging)	(6) (8)	Class A Common Units	4/22/2025	364	18	—	—%
PG Aggregator, LLC (Pacur)	(8)	LLC Units	3/31/2022	100	109	113	0.01%
Total Containers, Packaging & Glass					1,033	431	0.03%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(6) (8)	Common Units	3/30/2023	670,024	863	1,014	0.07%
KLC Fund 1222-CI LP (Spectrum Science)	(6) (8) (13)	Partnership Interests	1/5/2024	261,350	280	193	0.01%
NP/BF Holdings, L.P.	(6) (8)	Partnership Interests	4/30/2025	1,000	1,000	858	0.05%
NYBG Holdings, LLC	(6) (8)	Class A Common Units	10/31/2025	26,886	657	—	—%
RCP Nats Co-Investment Fund LP	(6) (8) (13)	LP Interests	3/17/2025	779,607	782	1,390	0.09%
VSC Specialty Molding Holdings LLC	(8)	LP Interests	10/6/2025	3,237	321	315	0.02%
WE Select Fund 3, L.P.	(6) (8) (13)	Limited Partnership Interests	9/10/2025	2,020,000	2,509	2,833	0.20%
Total Healthcare & Pharmaceuticals					6,412	6,603	0.44%

High Tech Industries
GNX HBS Holdings, LLC	(6) (8)	Limited Partnership Interests	10/1/2025	241	238	385	0.03%
GrowthCurve Capital Nexus Co-Invest LP (Netchex)	(6) (8) (13)	Limited Partnership Interests	3/28/2024	538,708	574	709	0.04%
Three Rivers Co-Investment, L.P.	(6) (8) (13)	Limited Partnership Interests	11/7/2025	2,200,000	2,201	2,200	0.15%
Total High Tech Industries					3,013	3,294	0.22%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(6) (8)	Series A-3 Preferred Units	10/4/2022	43,679	655	538	0.04%
Total Media: Diversified & Production					655	538	0.04%

Services: Business
BayPine Monarch Co-Invest, LP	(6) (8) (13)	Limited Partnership Interests	6/3/2025	1,000,000	1,018	1,153	0.08%
Certus NDT Group Holdings, LLC	(6) (8)	Class A Units	2/11/2026	361	361	377	0.02%
Coalesce Diamond Coinvest, L.P.	(8) (10) (13)	Limited Partner Interests	5/19/2025	800,000	805	1,062	0.07%
Concord FG Holdings, LP (E78)	(8)	Class A Common Units	12/1/2021	895	631	654	0.04%
COP Village Green Investment, LLC (Village Green Holding)	(6) (8)	Class A Units	9/26/2024	968,260	974	1,299	0.09%
Crimson FLS TopCo, L.P.	(6) (8)	Class A Common Units	2/18/2026	50,000	5,000	4,456	0.30%
CV Holdco, LLC (Class Valuation)	(6) (8)	Class A Common Units	3/31/2022	1,208	123	96	0.01%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Class A Common Shares	9/11/2023	3,753,613	—	—	—%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Class A Preferred Shares	9/11/2023	10,256,410	389	614	0.04%
FCP-Cranium Holdings, LLC (Brainlabs)	(6) (8) (12)	Class B Preferred Shares	9/11/2023	3,753,613	600	750	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Geds Equity Investors, LP (Esquire Deposition Services)	(6) (8)	Class A Limited Partnership Units	7/1/2024	2,424	320	394	0.03%
Harvest Group Topco Holdings, LP	(6) (8)	Class A Common Units	3/2/2026	5,216	—	735	0.05%
Harvest Group Topco Holdings, LP	(6) (8)	Preferred Units	3/2/2026	5,216	5,216	5,569	0.37%
KKEMP Blocked Co-Invest, LP	(6) (8)	Limited Partnership Interests	7/15/2025	1,000	1,029	1,223	0.07%
Kofile, Inc.	(6) (8)	Common Equity	3/31/2022	100	108	70	—%
KRIV Co-Invest Holdings, L.P. (Riveron)	(6) (8) (13)	Class A Units	7/17/2023	200	200	279	0.02%
Kwol Co-Invest LP (Worldwide Clinical Trials)	(6) (8)	Class A Interests	12/12/2023	7	74	163	0.01%
M&S Group Holdings,LLC	(6) (8)	Common Equity	12/23/2025	5,135	513	568	0.04%
NMS VONA Case Management Acquisition, LP	(8) (13)	Class A Interests	11/25/2025	6,516	4,066	4,821	0.32%
NMSEF II Holdings I, L.P.	(6) (8) (13)	Limited Partnership Interests	9/29/2025	2,020,000	2,070	2,247	0.15%
PN Topco L.P.	(6) (8)	Class A Units	7/31/2025	344,319	344	185	0.01%
RCP Yukon Co-Invest B LP	(6) (8) (13)	Class A Interests	7/27/2026	900,000	903	897	0.06%
Rocket Ultimate LP	(6) (8)	Class A Units	2/19/2026	4,501,000	4,501	4,501	0.29%
Safety First Topco, L.P. (Smith System)	(6) (8)	Common Units	12/13/2023	90,077	95	95	0.01%
Schill Blocker Agg, LLC	(6) (8) (13)	Limited Partnership Interests	12/12/2025	6,000,000	6,051	5,955	0.39%
SkyKnight Financial Holdings LP	(6) (8) (10) (13)	Partnership Interests	12/24/2024	409,911	410	490	0.03%
Solana Parent, LLC	(8)	Limited Partnership Interests	7/1/2026	868	87	87	0.01%
STech Investors, LP (Sentinel Technologies)	(6) (8)	Class A Units	11/3/2025	1,627	164	230	0.02%
TBG Acquisitions, Inc.	(6) (8)	Series A-1 Preferred Stock	6/12/2026	1,000	1,000	1,015	0.07%
TL Voltron TopCo, L.P.	(8) (13)	Class A-2 Units	12/27/2024	500,000	500	927	0.06%
Truelink Crucible-A, L.P.	(6) (8) (13)	Class A-2 Units	8/28/2026	1,000,000	1,000	1,000	0.07%
Uplift Investors Finch Co-Invest Fund, LP	(6) (8) (13)	Interests	3/31/2026	2,500,000	2,500	2,500	0.17%
Total Services: Business					41,052	44,412	2.95%

Services: Consumer
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	(6) (8) (10)	Partnership Interests	11/7/2023	77	77	176	0.01%
CHS Investors, LLC (Columbia Home Services)	(8)	Class A Units	5/27/2025	1,018	146	67	—%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(6) (8)	Class A Units	7/31/2023	770,000	862	920	0.06%
FS NU Investors, LP (NearU)	(6) (8)	Class A Units	8/11/2022	1,419	142	27	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (8)	Class B-2 Units	1/9/2023	75	9	10	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (8)	Class B Units	1/9/2023	3,051	343	420	0.02%
Total Services: Consumer					1,579	1,620	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(6) (8) (10)	Limited Partnership Interests	6/30/2022	106,984	107	304	0.02%
Total Sovereign & Public Finance					107	304	0.02%

Telecommunications
Arise Holdings, Inc.	(6) (8)	Class A-1 Units	9/5/2025	1,029,330	—	—	—%
Total Telecommunications					—	—	—%

Transportation: Cargo
EVE Bison Co-Invest A, LP	(6) (8) (13)	Limited Partnership Interests	6/10/2026	1,000,000	1,000	985	0.07%
Total Transportation: Cargo					1,000	985	0.07%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(6) (8)	Common Units	4/3/2023	111,875	112	39	—%
Total Utilities: Electric					112	39	—%

Utilities: Water
USAW Parent LLC (USA Water)	(8)	Common Units	2/21/2024	3,540	354	579	0.04%
Total Utilities: Water					354	579	0.04%

Wholesale
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	11/20/2025	17,000	1,707	1,681	0.11%
Lettermen's Parent Holding, LLC	(6) (8)	Common Units	12/5/2025	3,465	347	343	0.02%
New Era Technology, LLC	(6) (8)	Preferred Equity	8/21/2025	4,915	4,112	—	—%
New Era Technology, LLC	(6) (8)	Common Equity	8/21/2025	4,915	—	—	—%
SRP Parent Inc	(6) (8)	Series A Common Stock	3/27/2026	466	—	—	—%
SRP Parent Inc	(6) (8)	Series A Preferred Stock	3/27/2026	47	—	—	—%
SRP Parent Inc	(6) (8)	Series A-1 Preferred Stock	3/27/2026	9	—	—	—%
SRP Parent Inc	(6) (8)	Series B-1 Preferred Stock	3/27/2026	26	53	147	0.01%
Total Wholesale					6,219	2,171	0.14%

Total Equity Investments					$83,978	$88,507	5.85%

Total Investments					$3,307,346	$3,268,862	216.72%

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Cash Equivalents	Interest Rate	Shares	Cost	Fair Value	% of Net Assets (5)
BlackRock Liquidity Funds T-Fund Institutional Class	3.81%	73,083,670	$73,084	$73,084	4.85%
First American Government Obligations Fund - Class Z	3.72%	828,137	828	828	0.06%
Total Cash Equivalents			$73,912	$73,912	4.91%

Total Investments and Cash Equivalents			$3,381,258	$3,342,774	221.63%

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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2026. As of September 30, 2026, effective rates for 1M S, 3M S, 6M S and 12M S are 3.91%, 4.08%, 4.27% and 3.99%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable. Debt investments are income producing unless otherwise noted.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” and Note 4 “Fair Value Measurements” for more information.
(5)Percentage is based on net assets of $1,508,223 as of September 30, 2026.
(6)Denotes that all or a portion of the assets are owned by the Fund, SPV II, SPV III, SPV V, BSL SPV I, and/or SPV VI (as defined in Note 1 “Organization”), which serve as collateral for the Bank of America Credit Facility, the Citi Credit Facility, the Scotiabank Credit Facility I, the Nochu Credit Facility and/or the SMBC Revolving Credit Facility (each as defined in the Notes), as applicable. Accordingly, such assets are not available to creditors of the Fund. See Note 6 “Secured Borrowings” for more information.
(7)Investment is a unitranche position.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2026, the Fund held one hundred three restricted securities with an aggregate fair value of $88,507, or 5.85% of the Fund’s net assets.
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
(12)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund's total assets. As of September 30, 2026, total non-qualifying assets at fair value represented 5.99% of the Fund's total assets calculated in accordance with the 1940 Act.
(13)Investments measured at net asset value (“NAV”). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(14)Loan was on non-accrual status as of September 30, 2026.
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
The Fund’s investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Fund defines as companies with approximately $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Fund primarily focuses on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which the Fund considers the core middle market. The Fund primarily invests in first-lien senior secured debt (“Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, and subordinated debt (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions in the same portfolio companies. The Fund’s portfolio also includes larger, stand-alone direct equity co-investments in private-equity backed companies that may be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). The Fund targets an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in equity co-investments and similar equity-related securities. To support the Fund’s share repurchase program (as discussed further in Note 8), the Fund will generally invest 5% to 10% of its assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
The Fund’s investment adviser, Churchill PCIF Advisor LLC (the “Adviser”), is controlled by Churchill Asset Management LLC (“Churchill”). The Adviser is responsible for the overall management of the Fund’s activities and has delegated substantially all of its daily portfolio management obligations to Churchill pursuant to a sub-advisory agreement. The Adviser and Churchill also have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management” and together with the Adviser and Churchill, the “Advisers”), acting through its leveraged finance division, to manage certain of the Liquid Investments, subject to the pace and amount of investment activity in the middle market investment program, pursuant to a sub-advisory agreement. Pursuant to an administration agreement, the Fund is provided with certain administrative services by Churchill BDC Administration LLC (the “Administrator”). The Advisers and the Administrator are all affiliates and subsidiaries of Nuveen, LLC (“Nuveen”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 5, Related Party Transactions.
Churchill NCPCIF CLO-I LLC (“CLO-I”), Churchill NCPCIF CLO-II LLC (“CLO-II”), NCPIF Equity Holdings LLC (“Equity Holdings”), NCPCIF SPV II, LLC (“SPV II”), NCPCIF SPV III, LLC (“SPV III”), NCPCIF BSL SPV I, LLC (“BSL SPV I”), NCPCIF SPV V, LLC (“SPV V”), and NCPCIF SPV VI, LLC (“SPV VI”, formerly BDC V SPV I, as discussed below) are wholly owned subsidiaries of the Fund and are consolidated in these consolidated financial statements commencing from the date of their respective formation, in accordance with the Fund’s consolidation policy discussed in Note 2, Significant Accounting Policies. CLO-I and CLO-II have completed term debt securitizations. SPV II, SPV III, BSL SPV I, SPV V, and SPV VI primarily invest in first-lien senior secured debt and unitranche loans. Equity Holdings was formed to hold certain equity-related securities.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value, and investments held in money market funds are valued at their net asset value per share. As of September 30, 2026 and December 31, 2025, the Fund did not hold any restricted cash. As of September 30, 2026 and December 31, 2025, the Fund held $73,912 and $46,560 of cash equivalents, respectively.
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
The Fund applies the practical expedient provided by ASC Topic 820 relating to investments in certain investment companies that calculate net asset value per share (“NAV”) (or its equivalent). ASC Topic 820 permits an entity holding investments in certain portfolio companies that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, and to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share or its equivalent as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
The Fund may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Fund to maintain its tax treatment as a RIC, even though the Fund has not yet collected cash. For the three and nine months ended September 30, 2026, the Fund earned $2,351 and $7,080, respectively, in PIK income provisions, representing 3.19% and 3.72% of total investment income, respectively. For the three and nine months ended September 30, 2025, the Fund earned $1,855 and $5,038, respectively, in PIK income provisions, representing 4.00% and 3.75% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions from the Fund's equity investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company. For the three and nine months ended September 30, 2026, the Fund earned $125 and $128, respectively, in dividend income. For the three and nine months ended September 30, 2025, the Fund earned $86 and $95, respectively, in dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Fund’s investment activities, as well as any fees for managerial assistance services rendered by the Fund to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2026, the Fund earned other income of $110 and $680, respectively, primarily related to amendment fees and prepayment fees. For the three and nine months ended September 30, 2025, the Fund earned other income of $459 and $1,001, respectively, primarily related to amendment fees and prepayment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Fund will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Fund remains contractually entitled to this interest. The Fund may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of September 30, 2026, the Fund had investments in five portfolio companies on non-accrual status with an aggregate fair value of $19,151, which represented approximately 0.59% of total investments at fair value. As of December 31, 2025, the Fund had an investment in one portfolio company on non-accrual status with an aggregate fair value of $0, which represented approximately 0% of total investments at fair value.

Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Fund’s borrowings. These costs are deferred and amortized into interest expense over the life of the related debt instruments. The unamortized balance of such costs is included as a direct deduction from the related liability in the accompanying consolidated statements of assets and liabilities. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statements of operations.
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Fund. Organization costs are expensed as incurred and are shown in the Fund's consolidated statements of operations.
Offering costs consist primarily of fees and expenses incurred in connection with the Fund’s continuous offering of Common Shares, as well as legal, printing and other costs associated with the preparation and filing of the Fund’s registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months and are shown in the Fund's consolidated statements of operations. For the three and nine months ended September 30, 2026, offering costs of $287 and $527, respectively, were incurred, and $170 and $606, respectively, were amortized and recognized as offering costs on the consolidated statements of operations and covered under the Expense Support Agreement. For the three and nine months ended September 30, 2025, offering costs of $278 and $784, respectively, were incurred, and $264 and $693, respectively, were amortized and recognized as offering costs on the consolidated statements of operations and covered under the Expense Support Agreement. Refer to Note 5 for further details on the Expense Support Agreement.
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
In addition, based on the excise distribution requirements, the Fund is subject to a nondeductible 4% U.S. federal excise tax on undistributed income, unless the Fund distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of the amount by which the Fund’s capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ended October 31 in that calendar year and (3) any certain undistributed amounts from the previous years on which the Fund paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to U.S. federal income tax is considered to have been distributed. The Fund intends to timely distribute to its shareholders substantially all of the Fund’s annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Fund may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the three and nine months ended September 30, 2026 and 2025, the Fund incurred no excise tax.
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, CLO-II, SPV II, SPV III, BSL SPV I, SPV V, and SPV VI are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Fund. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense.

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
Segment Reporting
The Fund is externally managed by Churchill and operates as a single reportable segment in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Fund's sole business activity is deriving investment income from its portfolio of investments. The Fund's accounting policies are described in Note 2, Significant Accounting Policies. The Fund's chief operating decision makers ("CODM") are the investment committee, comprised of senior investment personnel from the Churchill investment teams, and the Chief Executive Officer and Chief Financial Officer. The CODM assess the Fund's performance based on: (i) net investment income, (ii) net realized and unrealized gains (losses) from investments, and (iii) net increase (decrease) in net assets resulting from operations, all of which are reported in the consolidated statements of operations. The CODM also may evaluate performance through industry benchmarking analyses using metrics disclosed in Note 10, Consolidated Financial Highlights. Subject to Board oversight, Churchill manages the Fund's day-to-day operations and provides investment advisory and management services to the Fund. All investment decisions require unanimous approval from the investment committee members. The operating expense categories and information presented in the consolidated statements of operations fully reflect the significant expense categories and amounts regularly provided to the CODM for decision-making purposes.

Recent Accounting Pronouncement
In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is not generally presented in the consolidated financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Fund is currently evaluating the impact of adopting ASU 2024-03.

3. INVESTMENTS
The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$3,062,707	$3,024,259	92.52%	$2,009,009	$2,001,896	92.86%
Subordinated Debt (1)	160,661	156,096	4.77%	112,927	110,299	5.12%
Equity Investments	83,978	88,507	2.71%	42,675	43,651	2.02%
Total	$3,307,346	$3,268,862	100.00%	$2,164,611	$2,155,846	100.00%
_______________
(1)As of September 30, 2026, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $71,084 and mezzanine debt of $85,012, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $72,958 and mezzanine debt of $87,703. As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $61,168, mezzanine debt of $47,832 and structured debt of $1,299, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $63,332, mezzanine debt of $48,295, and structured debt of $1,300.
The industry composition of the Fund’s investment portfolio as a percentage of fair value as of September 30, 2026 and December 31, 2025 was as follows:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Industry	September 30, 2026	December 31, 2025
Aerospace & Defense	1.78%	1.53%
Automotive	0.79%	1.37%
Banking, Finance, Insurance & Real Estate	4.50%	6.54%
Beverage, Food & Tobacco	7.63%	4.82%
Capital Equipment	7.88%	7.90%
Chemicals, Plastics & Rubber	0.82%	1.53%
Construction & Building	6.52%	6.53%
Consumer Goods: Durable	0.81%	1.65%
Consumer Goods: Non-durable	2.28%	3.02%
Containers, Packaging & Glass	2.16%	0.85%
Energy: Electricity	1.83%	1.98%
Energy: Oil & Gas	0.45%	0.58%
Environmental Industries	3.05%	3.92%
Healthcare & Pharmaceuticals	13.40%	13.80%
High Tech Industries	9.94%	8.13%
Hotel, Gaming & Leisure	0.31%	0.32%
Media: Advertising, Printing & Publishing	0.73%	0.78%
Media: Broadcasting & Subscription	0.13%	0.18%
Media: Diversified & Production	0.15%	0.21%
Metals & Mining	0.07%	0.07%
Retail	0.06%	—%
Services: Business	19.71%	18.85%
Services: Consumer	5.27%	3.68%
Sovereign & Public Finance	0.45%	0.42%
Telecommunications	2.48%	1.93%
Transportation: Cargo	1.30%	1.73%
Transportation: Consumer	0.69%	1.02%
Utilities: Electric	2.63%	4.03%
Utilities: Water	0.68%	0.69%
Wholesale	1.50%	1.94%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$3,175,416	$3,136,723	95.96%	207.97%
Canada	60,128	60,350	1.85%	4.00%
Germany	29,179	29,316	0.90%	1.94%
United Kingdom	25,649	25,612	0.78%	1.70%
Netherlands	9,703	9,598	0.29%	0.64%
Luxembourg	3,091	3,082	0.09%	0.20%
Denmark	2,487	2,487	0.08%	0.16%
Ireland	1,693	1,694	0.05%	0.11%
Total	$3,307,346	$3,268,862	100.00%	216.72%

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
As of September 30, 2026 and December 31, 2025, on a fair value basis, 95.94% and 95.73%, respectively, of the Fund’s debt investments earn interest at a floating rate and 4.06% and 4.27%, respectively, of the Fund’s debt investments earn interest at a fixed rate.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class, as of September 30, 2026 and December 31, 2025, according to the fair value hierarchy:

As of September 30, 2026	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
Assets:
First-Lien Debt	$—	$298,653	$2,725,606	$—	$3,024,259
Subordinated Debt (1)	—	—	156,096	—	156,096
Equity Investments	—	—	39,490	49,017	88,507
Cash Equivalents	73,912	—	—	—	73,912
Total Investments and Cash Equivalents	$73,912	$298,653	$2,921,192	$49,017	$3,342,774
_______________
(1)Subordinated Debt was further comprised of second lien term loans and/or second lien notes of $71,084 and mezzanine debt of $85,012.
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

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

	As of and for the Three Months Ended September 30, 2026
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2026	$2,698,336	$153,016	$40,481	$2,891,833
Purchase of investments	138,133	—	1,269	139,402
Proceeds from principal repayments and sales of investments	(85,233)	(7)	(14)	(85,254)
Payment-in-kind interest	514	1,836	—	2,350
Amortization of premium/accretion of discount, net	1,176	(73)	—	1,103
Net realized gain (loss) on investments	364	—	14	378
Net change in unrealized appreciation (depreciation) on investments	(5,793)	(1,202)	333	(6,662)
Transfers out of Level 3 (1)	(31,778)	—	(2,593)	(34,371)
Transfers to Level 3 (1)	9,887	2,526	—	12,413
Balance as of September 30, 2026	$2,725,606	$156,096	$39,490	$2,921,192

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2026	$(15,264)	$(1,202)	$333	$(16,133)

	As of and for the Nine Months Ended September 30, 2026
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2025	$1,738,850	$107,783	$19,581	$1,866,214
Purchase of investments	1,243,851	51,294	21,297	1,316,442
Proceeds from principal repayments and sales of investments	(183,471)	(9,021)	(83)	(192,575)
Payment-in-kind interest	1,948	5,131	—	7,079
Amortization of premium/accretion of discount, net	2,987	258	—	3,245
Net realized gain (loss) on investments	(30)	66	14	50
Net change in unrealized appreciation (depreciation) on investments	(24,928)	(1,931)	(726)	(27,585)
Transfers out of Level 3 (1)	(68,802)	—	(593)	(69,395)
Transfers to Level 3 (1)	15,201	2,516	—	17,717
Balance as of September 30, 2026	$2,725,606	$156,096	$39,490	$2,921,192

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2026	$(26,003)	$(1,999)	$(731)	$(28,733)
________________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2026, transfers between Level 3 and Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

	As of and for the Three Months Ended September 30, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2025	$1,463,396	$101,193	$13,728	$1,578,317
Purchase of investments (1)	155,991	4,157	2,078	162,226
Proceeds from principal repayments and sales of investments (1)	(59,389)	(10,802)	(134)	(70,325)
Payment-in-kind interest	430	1,425	—	1,855
Amortization of premium/accretion of discount, net	(3,935)	85	4,117	267
Net realized gain (loss) on investments	(6,359)	46	54	(6,259)
Net change in unrealized appreciation (depreciation) on investments	7,244	235	(898)	6,581
Transfers out of Level 3(2)	(14,893)	—	—	(14,893)
Transfers to Level 3 (2)	24,785	—	—	24,785
Balance as of September 30, 2025	$1,567,270	$96,339	$18,945	$1,682,554

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2025	$465	$268	$(880)	$(147)

	As of and for the Nine Months Ended September 30, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2024	$1,270,084	$102,993	$19,714	$1,392,791
Purchase of investments (1)	479,896	13,478	3,684	497,058
Proceeds from principal repayments and sales of investments (1)	(173,309)	(24,443)	(136)	(197,888)
Payment-in-kind interest	607	4,431	—	5,038
Amortization of premium/accretion of discount, net	6,376	299	4,116	10,791
Net realized gain (loss) on investments	(8,965)	84	54	(8,827)
Net change in unrealized appreciation (depreciation) on investments	(3,477)	(503)	(542)	(4,522)
Transfers out of Level 3 (2)	(16,741)	—	(7,945)	(24,686)
Transfers to Level 3 (2)	12,799	—	—	12,799
Balance as of September 30, 2025	$1,567,270	$96,339	$18,945	$1,682,554

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2025	$(5,847)	$(613)	$(498)	$(6,958)
______________
(1) Includes reorganizations and restructuring of investments.
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2025, transfers out of Level 3 to Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2026 and December 31, 2025 were as follows:

Investment Type	Fair Value at September 30, 2026	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$2,497,423	Yield Method	Market Yield Discount Rate	7.01%	18.00%	10.41%
First-Lien Debt	4,572	Market Approach	EBITDA Multiple	18.08x	18.08x	18.08x
First-Lien Debt	5,901	Market Approach	Revenue Multiple	0.30x	0.48x	0.42x
First-Lien Debt	16,179	Market Approach	EBITDA Multiple	0.55x	11.88x	9.35x
			Revenue Multiple	6.50x	11.88x	10.68x
Subordinated Debt	151,900	Yield Method	Market Yield Discount Rate	11.17%	25.25%	15.12%
Subordinated Debt	1,652	Market Approach	EBITDA Multiple	16.10x	16.10x	16.10x
Equity	37,935	Market Approach	EBITDA Multiple	6.50x	20.25x	13.09x
Equity	762	Yield Method	Market Yield Discount Rate	8.90%	15.26%	14.02%
Total	$2,716,324
First Lien Debt, Subordinated Debt, and Equity investments in the amount of $201,531, $2,544, and $793, respectively, at September 30, 2026 have been excluded from the table above as these investments are valued using recent transaction price.

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
Debt investments are generally valued using the yield method. Under the yield method, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected remaining life, portfolio company performance since the initial investment date, and other terms and risks associated with the investment. Among other factors, key risk determinants include the amount of leverage used by the portfolio company relative to its total enterprise value, current and projected financial performance of the portfolio company, and the rights and remedies of the Fund’s investment within the portfolio company’s capital structure. Debt investments also may be valued using a market approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. Certain factors are considered when selecting the appropriate companies, including the type of organization, similarity to the business being valued, relevant risk factors, and relative size, profitability and growth expectations. Adjustments may be applied to comparable company multiples to reflect differences in size, liquidity, growth prospects, or other company-specific factors. A recent transaction, if applicable, also may be considered in the valuation if the transaction price is believed to be representative of fair value.
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
Alternative valuation methodologies may be used as deemed appropriate and may include, but are not limited to, a market approach, income approach, or liquidation (recovery) approach. The selection of an alternative methodology may reflect investment-specific circumstances or market conditions that warrant consideration of additional valuation approaches.
Weighted average inputs are calculated based on the relative fair value of the investments within each investment category.
Financial Instruments disclosed but not carried at fair value
The carrying value and fair value of the Fund’s debt obligations were as follows:

	September 30, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Bank of America Credit Facility	$335,500	$335,500	$67,000	$67,000
Citi Credit Facility	90,000	90,000	—	—
Nochu Credit Facility	292,500	292,500	—	—
Scotiabank Credit Facility I	391,500	391,500	46,000	46,000
SMBC Revolving Credit Facility	36,000	36,000	21,500	21,500
2024 Debt	306,000	306,288	306,000	306,503
2025 Debt	355,000	355,424	355,000	356,090
Total	$1,806,500	$1,807,212	$795,500	$797,093
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
For the three and nine months ended September 30, 2026, base management fees earned were $2,830 and $8,232, respectively. As of September 30, 2026, $933 was payable to the Adviser related to management fees. For the three and nine months ended September 30, 2025, base management fees earned were $2,151 and $5,590, respectively, of which $0 and $1,395 were waived by the Adviser. As of December 31, 2025, $868 was payable to the Adviser related to management fees.
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
The Adviser waived the incentive fee based on income until the period ended May 31, 2025, and waived 50% of incentive fee based on income for the period from February 1, 2026 through April 30, 2026. For the three and nine months ended September 30, 2026, the income based incentive fee was $5,814 and $16,216, respectively, of which $— and $2,432 was waived by the Adviser. As of September 30, 2026, $5,814 was payable to the Adviser related to the income based incentive fee.
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
For the three and nine months ended September 30, 2026 and 2025, the Fund did not incur any incentive fee based on capital gains.
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
For the three and nine months ended September 30, 2026, the Fund incurred $701 and $1,832, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2025, the Fund incurred $400 and $1,232, respectively, in fees under the Sub-Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of September 30, 2026 and December 31, 2025, $1,139 and $459, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
For the three months ended September 30, 2026, the Fund accrued distribution and shareholder servicing fees of $98 and $17, respectively, that were attributable to Class S and Class D shares, respectively. For the nine months ended September 30, 2026, the Fund accrued distribution and shareholder servicing fees of $289 and $49 that were attributable to Class S and Class D shares, respectively. For the three months ended September 30, 2025, the Fund accrued distribution and shareholder servicing fees of $81 and $10 that were attributable to Class S and Class D shares, respectively. For the nine months ended September 30, 2025, the Fund accrued distribution and shareholder servicing fees of $189 and $32 that were attributable to Class S and Class D shares, respectively. As of September 30, 2026 and December 31, 2025, $48 and $52, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Fund’s commencement of operations, comprised primarily of organizational expenses, offering costs and professional fees:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	(379)	—	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	(176)	—	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	(198)	—	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	(113)	—	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	(327)	—	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 31, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
September 30, 2025	384	—	—	384	9.82%	September 30, 2028	0.15%
December 31, 2025	413	—	—	413	8.88%	December 31, 2028	0.23%
March 31, 2026	428	—	—	428	8.49%	March 31, 2029	0.16%
June 30, 2026	178	—	—	178	8.55%	June 30, 2029	0.21%
September 30, 2026	523	—	—	523	8.56%	September 30, 2029	0.17%
Total	$5,660	$—	$(2,853)	$2,807
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

For the three and nine months ended September 30, 2026, there were no Reimbursement Payments to Nuveen Alternative Holdings.
Board of Trustees’ Fees

The Board consists of six members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the three and nine months ended September 30, 2026, the Fund incurred $128 and $380, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2025, the Fund incurred $128 and $385, respectively, in fees which are included in Board of Trustees’ fees in the accompanying consolidated statements of operations. As of September 30, 2026 and December 31, 2025, $128 and $128, respectively, were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser, Churchill, in its capacity as sub-adviser, and/or the Administrator may pay amounts owed by the Fund to third-party providers of goods or services and the Fund will subsequently reimburse the Adviser, Churchill, and/or the Administrator for such amounts paid on its behalf. Amounts payable to the Adviser, Churchill, and the Administrator are settled in the normal course of business without formal payment terms. As of September 30, 2026 and December 31, 2025, the Fund owed the Adviser, Churchill and/or the Administrator $1,986 and $1,226, respectively, for reimbursements including the Fund’s allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

6. SECURED BORROWINGS
The Fund and its wholly owned subsidiaries are parties to credit facilities or debt obligations, including term debt securitizations, as described below. The term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Fund. In accordance with the 1940 Act, the Fund is only permitted to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Fund’s asset coverage was 183.49% and 274.50%, respectively. The Fund and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.
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

As of September 30, 2026, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.80% per annum. As of September 30, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.88% per annum. Interest is payable monthly in arrears.

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$4,680	$1,477
Unused fees	14	658
Amortization of deferred financing costs	329	191
Total interest and debt financing expenses	$5,023	$2,326

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the Bank of America Credit Facility were as follows:

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$9,707	$9,312
Unused fees	314	859
Amortization of deferred financing costs	701	509
Total interest and debt financing expenses	$10,722	$10,680

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
For the three and nine months ended September 30, 2026, the components of interest expense related to the Citi Credit Facility were as follows:

	Three Months Ended September 30, 2026	Nine months ended September 30, 2026
Borrowing interest expense	$1,169	$1,811
Unused fees	116	135
Amortization of deferred financing costs	178	231
Total interest and debt financing expenses	$1,463	$2,177
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Effective December 11, 2024, as a result of the NCPCF Acquisition, the Fund became a party to the Scotiabank Credit Facility I Agreement as successor in interest to NCPCF and assumed the Scotiabank Credit Facility I. A subsequent amendment on May 22, 2025 added SPV III and BSL SPV I as new borrowers (collectively, the “New Borrowers”) and, among other things: (i) adjusted the total revolving commitment available to $150,000 (subject to increases up to $450,000), governed by a collateralization test; (ii) amended the applicable margin for the interest rate payable by each New Borrower, and (iii) extended the final maturity date from July 19, 2033 to May 22, 2034. The total revolving commitment was raised to $450,000, effective February 22, 2026. The most recent amendment, dated August 6, 2026, among other things, (i) increased the total revolving commitment from $450,000 to $550,000, (ii) reduces the applicable margin from 2.03% per annum to 1.93% per annum, and (iii) extends the reinvestment period and maturity date to August 6, 2028 and August 6, 2035, respectively.
Borrowings under the Scotiabank Credit Facility I are secured by all of the assets held by the New Borrowers and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin. As of September 30, 2026, the Scotiabank Credit Facility I bore interest at a rate of SOFR, reset daily, plus 1.93% per annum. Interest is payable quarterly. The Fund and the New Borrowers, as applicable, have made customary representations and warranties and are required to comply with customary covenants and other requirements for similar facilities. The Scotiabank Credit Facility I Agreement includes usual and customary events of default for facilities of this nature. Borrowings under the Scotiabank Credit Facility I will be used to acquire collateral loans during the reinvestment period, fund revolving collateral loans and/or delayed funding loans, pay certain fees and expenses and make permitted distributions.
For the three months ended September 30, 2026 and 2025, the components of interest expense related to the Scotiabank Credit Facility I were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$4,594	$194
Unused fees	126	26
Amortization of deferred financing costs	99	37
Total interest and debt financing expenses	$4,819	$257

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the Scotiabank Credit Facility I were as follows:

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$8,376	$7,783
Unused fees	709	412
Amortization of deferred financing costs	234	1,158
Total interest and debt financing expenses	$9,319	$9,353

Scotiabank Credit Facility II

On August 1, 2025, SPV VI (formerly BDC V SPV I), a wholly owned subsidiary of BDC V, entered into a credit agreement (as amended from time to time, the “Scotiabank Credit Facility II Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility II”) with the lenders from time to time parties thereto, BDC V, as servicer, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian, providing for aggregate borrowings of up to $550,000.

Effective May 1, 2026, following the BDC V Acquisition, the Fund assumed the Scotiabank Credit Facility II as successor in interest to BDC V. Borrowings under the Scotiabank Credit Facility II were secured by all assets held by SPV VI and accrued interest at an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus the applicable margin of 1.975%, and were subject to customary representations, warranties, covenants, and events of default.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

On August 6, 2026, the Fund repaid all outstanding balances and terminated the Scotiabank Credit Facility II Agreement.
For the three months ended September 30, 2026 and 2025, the components of interest expense related to the Scotiabank Credit Facility II were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$2,833	$—
Unused fees	22	—
Amortization of deferred financing costs	2,201	—
Total interest and debt financing expenses	$5,056	$—
For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the Scotiabank Credit Facility II were as follows:

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$7,728	$—
Unused fees	57	—
Amortization of deferred financing costs	2,221	—
Total interest and debt financing expenses	$10,006	$—
Nochu Credit Facility

On August 6, 2026, the Fund entered into a credit agreement (the "Nochu Credit Agreement") with SPV VI, as borrower (the "Borrower"), the lenders from time to time parties thereto, the Fund, as servicer, the Bank of Nova Scotia, as syndication agent, U.S. Bank Trust Company, National Association, as loan agent, collateral agent and collateral administrator, and U.S. Bank National Association, as custodian (the facility thereunder, the "Nochu Credit Facility"). The Nochu Credit Facility provides for Class A-T Loans in an aggregate principal amount of $247,500 and Class B Loans in an aggregate principal amount of $45,000, in each case subject to availability governed by an over-collateralization test. The Nochu Credit Facility has a reinvestment period ending on July 25, 2030 and a final maturity date of July 25, 2038.

The interest rate charged on the loans under the Nochu Credit Agreement is based on Term SOFR plus an applicable margin of 1.58% per annum for Class A-T Loans and 1.93% per annum for Class B Loans. The obligations of the Borrower under the Nochu Credit Agreement are secured by substantially all assets held by the Borrower.

For the three and nine months ended September 30, 2026, the components of interest expense related to the Nochu Credit Facility were as follows:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026

Borrowing interest expense	$2,411	$2,411
Amortization of deferred financing costs	45	45
Total interest and debt financing expenses	$2,456	$2,456

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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the SMBC Revolving Credit Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the Alternate Base Rate (which is the greater of (x) zero and (y) the highest of (a) the Prime Rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.50%, or (c) Term SOFR plus 1.00% per annum) plus a margin. The Fund may elect either the Term SOFR or Alternate Base Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the SMBC Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the daily undrawn amounts under the SMBC Revolving Credit Facility. As of September 30, 2026, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.125% per annum.

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

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$383	$59
Unused fees	74	94
Amortization of deferred financing costs	130	72
Total interest and debt financing expenses	$587	$225

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$1,209	$186
Unused fees	216	150
Amortization of deferred financing costs	356	111
Total interest and debt financing expenses	$1,781	$447

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
For the three months ended September 30, 2026 and 2025, the components of interest expense related to CLO-I were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$4,324	$4,789
Amortization of debt issuance costs	114	114
Total interest and debt financing expenses	$4,438	$4,903

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to CLO-I were as follows:

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$12,795	$14,314
Amortization of debt issuance costs	339	339
Total interest and debt financing expenses	$13,134	$14,653

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
For the three months ended September 30, 2026 and 2025, the components of interest expense related to CLO-II were as follows:

	Three months ended September 30,
	2026	2025
Borrowing interest expense	$4,922	$5,493
Amortization of debt issuance costs	142	142
Total interest and debt financing expenses	$5,064	$5,635
For the nine months ended September 30, 2026 and 2025, the components of interest expense related to CLO-II were as follows:

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$14,623	$7,884
Amortization of debt issuance costs	421	202
Total interest and debt financing expenses	$15,044	$8,086

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Summary of Secured Borrowings
The Fund’s debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Bank of America Credit Facility	Citi Credit Facility	Scotiabank Credit Facility I	Nochu Credit Facility	SMBC Revolving Credit Facility	2024 Debt	2025 Debt	Total
Total Commitment	$350,000	$150,000	$550,000	$292,500	$100,000	$306,000	$355,000	$2,103,500
Amount Outstanding (1)	335,500	90,000	391,500	292,500	36,000	306,000	355,000	1,806,500
Unused Portion (2)	14,500	60,000	158,500	—	64,000	—	—	297,000
Amount Available (3)	14,124	59,649	154,496	—	64,000	—	—	292,269
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
For the three and nine months ended September 30, 2026 and 2025, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$25,317	$12,012
Unused fees	352	778
Amortization of deferred financing and debt issuance costs	3,237	556
Total interest and debt financing expenses	$28,906	$13,346
Average interest rate (1)	5.62%	6.59%
Average daily borrowings	$1,812,391	$769,848
______________
(1)Average interest rate includes borrowing interest expense and unused fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$58,660	$39,479
Unused fees	1,431	1,421
Amortization of deferred financing and debt issuance costs	4,548	2,319
Total interest and debt financing expenses	$64,639	$43,219
Average interest rate (1)	5.70%	6.55%
Average daily borrowings	$1,410,665	$835,052
______________
(1)Average interest rate includes borrowing interest expense and unused fees.

Contractual Obligations
The following tables show the contractual maturities of the Fund’s debt obligations as of September 30, 2026 and December 31, 2025:

	Payments Due by Period
As of September 30, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$335,500	$—	$—	$335,500	$—
Citi Credit Facility	90,000	90,000	—	—	—
Nochu Credit Facility	292,500	—	—	—	292,500
Scotiabank Credit Facility I	391,500	—	—	—	391,500
SMBC Revolving Credit Facility	36,000	—	—	36,000	—
2024 Debt	306,000	—	—	—	306,000
2025 Debt	355,000	—	—	—	355,000
Total debt obligations	$1,806,500	$90,000	$—	$371,500	$1,345,000

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$67,000	$—	$—	$67,000	$—
Scotiabank Credit Facility I	46,000	—	—	—	46,000
SMBC Revolving Credit Facility	21,500	—	—	21,500	—
2024 Debt	306,000	—	—	—	306,000
2025 Debt	355,000	—	—	—	355,000
Total debt obligations	$795,500	$—	$—	$88,500	$707,000
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Fund enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Fund. The Fund believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2026 and December 31, 2025 for any such exposure.
As of September 30, 2026 and December 31, 2025, the Fund had the following unfunded investment commitments:

Portfolio Company	September 30, 2026	December 31, 2025
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$1,339	$3,580
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	—	1,611
ACP Maverick Holdings, Inc. - Delayed Draw Loan	683	683
ACS Celsius Aggregator LP (AirX Climate Solutions Company)	19	19

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
All Star Recruiting Locums, LLC (All Star Healthcare Solutions) - Delayed Draw Loan	—	3,943
All4 Buyer, LLC - Delayed Draw Loan	1,159	1,602
Alta Buyer, LLC - Revolving Loan	3,922	—
AmerCareRoyal, LLC - Delayed Draw Loan	—	3,307
Apex Service Partners, LLC - Delayed Draw Loan	945	5,170
Apex Service Partners, LLC - Revolving Loan	1,101	812
Aprio Advisory Group, LLC - Delayed Draw Loan	15,939	12,414
Aprio Advisory Group, LLC - Revolving Loan	1,586	1,133
Arax Investment Partners Holdings, LLC - Delayed Draw Loan	—	2,100
Arax MidCo, LLC - Delayed Draw Loan	—	3,492
ARC Health OPCO, LLC - Delayed Draw Loan	5,000	1,667
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	—	281
Arctiq, Inc. - Delayed Draw Loan	5,181	—
Ascend Partner Services LLC - Delayed Draw Loan	—	379
Astra Service Partners, LLC - Delayed Draw Loan	—	2,824
AWP Group Holdings, Inc. - Delayed Draw Loan	—	1,978
Beantown Holdings, Inc. - Delayed Draw Loan	4,818	4,818
Bells Parent, Inc. - Delayed Draw Loan	2,500	—
Bells Parent, Inc. - Revolving Loan	128	—
Big Apple Advisory, LLC - Delayed Draw Loan	3,152	3,324
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bishop Street Underwriters LLC - Delayed Draw Loan	7,608	—
Bluebird PM Buyer, Inc. - Delayed Draw Loan	611	1,019
Bounteous, Inc. - Delayed Draw Loan	3,494	7,279
Bradford Soap International, Inc. - Delayed Draw Loan	3,519	2,514
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	3,196	4,750
Bulldog ECI Intermediate, Inc., (f/k/a H.I.G. ECI Holdings, Inc.) - Delayed Draw Loan	2,258	—
Canopy Service Partners, LLC - Delayed Draw Loan	8,433	—
Carolina Components Group, LLC - Delayed Draw Loan	1,270	—
Carrix, Inc. - Delayed Draw Loan	90	—
Chicago US Midco III, LP - Delayed Draw Loan	—	1,293
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	9,417	442
CMP Ren Partners I-A LP (LMI Consulting, LLC)	2	2
CMP Terrapin Partners I LP (Clarity Innovations, Inc.)	1	1
CMP Terrapin Partners II LP (Clarity Innovations, Inc.)	6	6
Coalesce Diamond Coinvest, L.P.	200	200
Cobalt Service Partners, LLC - Delayed Draw Loan	1,703	6,468
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	1,258	1,258
Coding Solutions Acquisition, Inc. - Revolving Loan	1,101	1,101
Cohen Advisory, LLC - Delayed Draw Loan	4,073	4,073
Cohnreznick Advisory LLC - Delayed Draw Loan	—	2,532
Columbia Home Services LLC - Delayed Draw Loan	442	442
Cool Buyer, Inc. (Universal Air Conditioner, L.L.C.) - Delayed Draw Loan	1,000	1,000
COP Village Green Acquisitions, Inc. (Village Green Holding) - Delayed Draw Loan	536	536
Coreweave Financing DDTL V-V, LLC	60	—
CPL Consultants, LLC - Delayed Draw Loan	7,913	—
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	630	3,487
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	2,567	2,567
Davidson Hotel Company LLC - Delayed Draw Loan	632	893
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC) - Delayed Draw Loan	72	2,576
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	—	2,553

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
Emburse, Inc. - Delayed Draw Loan	529	529
Emburse, Inc. - Revolving Loan	568	568
Env Automation Acquisition,LLC - Delayed Draw Loan	6,080	5,129
Environ Energy, LLC - Delayed Draw Loan	3,608	6,711
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	906	563
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	—	2,051
Excel Fitness Consolidator LLC - Delayed Draw Loan	—	1,677
Exterro, Inc. - Delayed Draw Loan	—	1,797
FH MC Buyer, Inc. - Delayed Draw Loan	2,693	—
FirstCall Mechanical Group, LLC - Delayed Draw Loan	—	4,400
Firstline Road Solutions, LLC - Delayed Draw Loan	321	—
FoodScience, LLC - Delayed Draw Loan	3,632	3,737
Force Electrical Buyerco, LLC - Delayed Draw Loan	12,812	11,393
Forge Industries, Inc. - Delayed Draw Loan	1,279	—
Forge Industries, Inc. - Revolving Loan	689	—
Gannett Fleming, Inc. - Revolving Loan	1,421	2,131
GNX HBS PARENT, LLC - Delayed Draw Loan	—	4,266
GreyLion TGNL Holdings	153	153
Health Management Associates, Inc. - Delayed Draw Loan	2,384	—
Heartland Paving Partners, LLC - Delayed Draw Loan	—	621
HEF Safety Ultimate Holdings, LLC - Delayed Draw Loan	1,985	—
Hermod Co-Invest, LP	31	19
HLSG Intermediate, LLC - Delayed Draw Loan	240	—
HMN Acquirer Corp. - Delayed Draw Loan	1,565	2,144
Hyphen Solutions, LLC - Delayed Draw Loan	1,444	1,444
Impact Advisors, LLC - Delayed Draw Loan	6,186	7,143
Impact Parent Corporation (Impact Environmental Group) - Delayed Draw Loan	18	84
Industrial Air Flow Dynamics, Inc. - Delayed Draw Loan	4,167	4,167
INS Co-Invest LP (Inszone)	3	3
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	—	1,649
Isotope Finco, LLC	61	—
Kenco PPC Buyer LLC - Delayed Draw Loan	—	4,920
KENE Acquisition, Inc. (aka Entrust) - Delayed Draw Loan	—	1,430
KENE Acquisition, Inc. (aka Entrust) - Revolving Loan	—	197
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	11,098	—
Knight AcquireCo, LLC - Delayed Draw Loan	4,172	3,439
KRIV Acquisition, Inc. (Riveron) - Delayed Draw Loan	9,253	7,045
KRIV Acquisition, Inc. (Riveron) - Revolving Loan	443	—
L.A. Specialty Produce Co., LLC - Delayed Draw Loan	2,190	—
Lavie Group, Inc. - Delayed Draw Loan	2,132	2,132
Legacy Service Partners, LLC - Delayed Draw Loan	11,584	11,998
LH Equity Investors, L.P.	—	56
LJ Avalon Holdings, LLC - Delayed Draw Loan	203	—
Low Voltage Holdings Inc. - Delayed Draw Loan	338	457
Low Voltage Holdings Inc. - Revolving Loan	190	311
M&S Holdings Buyer, Inc. - Delayed Draw Loan	1,317	941
MacKay Sposito, LLC - Delayed Draw Loan	839	—
MEI Buyer LLC - Delayed Draw Loan	1,391	1,391
Mobile Communications America, Inc. - Delayed Draw Loan	3,281	3,920
MPG Parent Holdings, LLC (Market Performance Group) - Delayed Draw Loan	1,893	3,473
MRP Buyer, LLC	56	—
Naturpak PPC Buyer LLC - Delayed Draw Loan	2,260	2,070
New You Bariatric Group, LLC - Delayed Draw Loan	80	80

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
Online Labels Group, LLC - Delayed Draw Loan	499	499
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	—	17,583
Ovation Holdings, Inc. - Delayed Draw Loan	79	372
Perennial Services Group, LLC - Delayed Draw Loan	7,979	11,348
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,571	1,571
PN Buyer, Inc. - Delayed Draw Loan	4,444	4,444
PT Intermediate Holdings III, LLC - Delayed Draw Loan	—	166
R Arax Co-Invest UB, LP (Arax Investment Partners)	311	404
R Chapel Avenue Holdings Co-Invest UB, LP	349	349
RailPros Parent, LLC - Delayed Draw Loan	2,211	3,158
RailPros Parent, LLC - Revolving Loan	1,579	1,579
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	11,151	8,727
Razor Light, Inc. - Delayed Draw Loan	5,022	—
Razor Light, Inc. - Revolving Loan	2,355	—
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	—	1,030
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	2,743	3,187
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	1,062	775
RMS Energy Borrower LLC - Delayed Draw Loan	—	2,999
Rose Paving, LLC - Delayed Draw Loan	—	146
Sage Integration Holdings, LLC - Delayed Draw Loan	6,667	—
SCIC Buyer, Inc. - Delayed Draw Loan	2,323	2,323
Secretariat Advisors LLC - Delayed Draw Loan	835	835
SI Solutions, LLC - Delayed Draw Loan	3,960	3,960
Simplicity Financial Marketing Group Holdings, Inc. - Delayed Draw Loan	1,000	—
SkyKnight Financial Holdings LP	40	40
SkyMark Refuelers, LLC - Delayed Draw Loan	13,296	9,972
Smith & Howard Advisory LLC - Delayed Draw Loan	—	99
Specialist Resources Global Inc. - Delayed Draw Loan	—	11,790
Specialty Manufacturing Holdings, LLC - Delayed Draw Loan	1,879	—
STARC Operating Holdings, Inc. - Delayed Draw Loan	2,222	—
Sugar PPC Buyer LLC (Sugar Foods) - Delayed Draw Loan	—	3,043
Syndigo LLC - Revolving Loan	1,493	1,777
Tau Buyer, LLC - Delayed Draw Loan	—	1,165
Tau Buyer, LLC - Revolving Loan	871	1,445
TBRS, Inc. - Delayed Draw Loan	949	949
TBRS, Inc. - Revolving Loan	1,144	1,243
Thermostat Purchaser III, Inc. - Delayed Draw Loan	—	9,375
Thompson Safety LLC - Delayed Draw Loan	11,359	12,177
Thompson Safety LLC - Revolving Loan	1,159	1,364
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	3,157	902
Trinity Air Consultants Holdings Corporation	83	—
USA Industries Holdings LLC - Delayed Draw Loan	4,858	3,470
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	5,283	1,148
USALCO - Delayed Draw Loan	—	61
Vensure Employer Services, Inc. - Delayed Draw Loan	1,518	250
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,349	1,349
Vertex Service Partners, LLC - Delayed Draw Loan	7,194	7,194
Vessco Midco Holdings, LLC - Delayed Draw Loan	—	792
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Victors CCC Buyer LLC (CrossCountry Consulting) - Delayed Draw Loan	20	—
VitalSmarts, LC - Delayed Draw Loan	593	—
VMG Holdings LLC (VMG Health) - Delayed Draw Loan	—	569
VSC Specialty Molding Acquisition LLC - Delayed Draw Loan	513	3,230
Waldo Buyer, LLC - Delayed Draw Loan	5,508	—

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
Waldo Buyer, LLC - Revolving Loan	3,809	—
Watermill Express, LLC - Delayed Draw Loan	1,900	1,900
WCI-Momentum Bidco, LLC - Delayed Draw Loan	251	699
West-NR AcquisitionCo, LLC - Delayed Draw Loan	10,000	—
Whitsons Holding Group, LLC - Delayed Draw Loan	2,182	—
World Insurance Associates, LLC - Delayed Draw Loan	2,500	—
WSB Engineering Holdings Inc. - Delayed Draw Loan	2,850	6,085
Yard-Nique, Inc. - Delayed Draw Loan	2,729	—
Total unfunded commitments (1)	$365,374	$359,377
_______________
(1)Represents the full amount of the Fund's commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Fund and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
The Fund seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of September 30, 2026, the Fund had adequate financial resources to satisfy its unfunded investment commitments.
8. NET ASSETS
The Fund has the authority to issue an unlimited number of Common Shares for each class.
On March 30, 2022, an affiliate of the Adviser, TIAA, purchased 40 Class I shares of beneficial interest at $25.00 per share. On March 31, 2022, TIAA contributed certain portfolio investments to the Fund in exchange for 10,540,000 Class I shares of beneficial interest at $25.00 per share. As of September 30, 2026, TIAA owned 3,347,667 Class I shares of beneficial interest held both directly and indirectly through a private fund in which TIAA is the sole investor.
On the Escrow Break Date, the Fund had satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares for the three months ended September 30, 2026 (amounts in thousands except share amounts):

	Three Months Ended September 30, 2026
	Shares	Amount
CLASS S
Subscriptions	157,306	$3,743
Share transfers between classes	(11,534)	(275)
Distributions reinvested	20,049	476
Share repurchases, net of early repurchase deduction	(106,054)	(2,517)
Net increase (decrease)	59,767	$1,427
CLASS D
Subscriptions	2,219	$53
Share transfers between classes	—	—
Distributions reinvested	19,339	462
Share repurchases, net of early repurchase deduction	(16,226)	(388)
Net increase (decrease)	5,332	$127
CLASS I
Subscriptions	1,711,955	$40,847
Share transfers between classes	11,500	275
Distributions reinvested	501,647	11,970
Share repurchases, net of early repurchase deduction	(836,945)	(19,941)
Net increase (decrease)	1,388,157	$33,151

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares for the nine months ended September 30, 2026 (amounts in thousands except share amounts):

	Nine Months Ended September 30, 2026
	Shares	Amount
CLASS S
Subscriptions	333,937	$8,006
Share transfers between classes	(32,854)	(791)
Distributions reinvested	55,429	1,327
Share repurchases, net of early repurchase deduction	(280,343)	(6,667)
Net increase (decrease)	76,169	$1,875
CLASS D
Subscriptions	73,549	$1,778
Share transfers between classes	—	—
Distributions reinvested	57,651	1,385
Share repurchases, net of early repurchase deduction	(48,076)	(1,148)
Net increase (decrease)	83,124	$2,015
CLASS I
Subscriptions	8,385,215	$202,079
Share transfers between classes	32,757	791
Distributions reinvested	1,424,225	34,209
Share repurchases, net of early repurchase deduction	(3,783,319)	(90,269)
Net increase (decrease)	6,058,878	$146,810

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares for the three months ended September 30, 2025 (amounts in thousands except share amounts):

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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following table presents transactions in Common Shares for the nine months ended September 30, 2025 (amounts in thousands except share amounts):

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
The following tables present each month-end net offering price for Class S, Class D, and Class I Common Shares, which equals their respective NAV per share, for the nine months ended September 30, 2026 and 2025.

	Net Offering Price Per Share
For The Months Ended	Class S	Class D	Class I
January 31, 2026	$24.21	$24.28	$24.28
February 28, 2026	$24.09	$24.16	$24.16
March 31, 2026	$23.94	$24.02	$24.02
April 30, 2026	$23.91	$24.00	$24.00
May 31, 2026	$23.81	$23.88	$23.88
June 30, 2026	$23.79	$23.86	$23.86
July 31, 2026	$23.81	$23.88	$23.88
August 31, 2026	$23.77	$23.85	$23.85
September 30, 2026	$23.75	$23.83	$23.83

	Net Offering Price Per Share
For the Months Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64
April 30, 2025	$24.54	$24.59	$24.60
May 31, 2025	$24.58	$24.63	$24.63
June 30, 2025	$24.47	$24.54	$24.54
July 31, 2025	$24.46	$24.52	$24.52
August 31, 2025	$24.42	$24.48	$24.48
September 30, 2025	$24.38	$24.45	$24.45

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Distributions

The following tables summarize the Fund’s distributions recorded during the nine months ended September 30, 2026 (amounts in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.153	$279
February 25, 2026	February 28, 2026	March 27, 2026	$0.153	$288
March 27, 2026	March 31, 2026	April 28, 2026	$0.153	$291
April 29, 2026	April 30, 2026	May 28, 2026	$0.153	$294
May 29, 2026	May 31, 2026	June 29, 2026	$0.153	$296
June 28, 2026	June 30, 2026	July 28, 2026	$0.153	$298
July 29, 2026	July 31, 2026	August 28, 2026	$0.153	$293
August 27, 2026	August 31, 2026	September 29, 2026	$0.153	$296
September 29, 2026	September 30, 2026	October 28, 2026	$0.153	$298
Total			$1.377	$2,633

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.165	$217
February 25, 2026	February 28, 2026	March 27, 2026	$0.165	$219
March 27, 2026	March 31, 2026	April 28, 2026	$0.165	$220
April 29, 2026	April 30, 2026	May 28, 2026	$0.165	$224
May 29, 2026	May 31, 2026	June 29, 2026	$0.165	$225
June 28, 2026	June 30, 2026	July 28, 2026	$0.165	$227
July 29, 2026	July 31, 2026	August 28, 2026	$0.165	$224
August 27, 2026	August 31, 2026	September 29, 2026	$0.165	$225
September 29, 2026	September 30, 2026	October 28, 2026	$0.165	$226
Total			$1.485	$2,007

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.170	$9,493
February 25, 2026	February 28, 2026	March 27, 2026	$0.170	$9,702
March 27, 2026	March 31, 2026	April 28, 2026	$0.170	$9,994
April 29, 2026	April 30, 2026	May 28, 2026	$0.170	$10,017
May 29, 2026	May 31, 2026	June 29, 2026	$0.170	$10,109
June 28, 2026	June 30, 2026	July 28, 2026	$0.170	$10,186
July 29, 2026	July 31, 2026	August 28, 2026	$0.170	$10,138
August 27, 2026	August 31, 2026	September 29, 2026	$0.170	$10,225
September 29, 2026	September 30, 2026	October 28, 2026	$0.170	$10,358
Total			$1.530	$90,222
_______________
(1)Distributions are net of distribution and servicing fees.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following tables summarize the Fund’s distributions recorded during the nine months ended September 30, 2025 (amounts in thousands except per share amounts):

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
As of September 30, 2026, a portion of the Fund’s distributions resulted from expense support from an affiliate of the Adviser, and future distributions may result from expense support from an affiliate of the Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance and can only be sustained if the Fund achieves positive investment performance in future periods and/or an affiliate of the Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.
The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the nine months ended September 30, 2026 (amounts in thousands except share and per share amounts):

	Class S		Class D		Class I
Sources of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.377	$2,633	$1.485	$2,007	$1.530	$90,222
Net realized gains	$—	$—	$—	$—	$—	$—
Total	$1.377	$2,633	$1.485	$2,007	$1.530	$90,222

The following table reflects the source of cash distributions on a U.S. GAAP basis that the Fund has declared on its Common Shares for the nine months ended September 30, 2025 (amounts in thousands except share and per share amounts):

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
The following table presents the share repurchases completed for the nine months ended September 30, 2026 and 2025 (amounts in thousands except share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2026	Class I	March 27, 2026	$24.02	$41,392	1,733,371
February 28, 2026	Class D	March 27, 2026	$24.02	$119	4,949
February 28, 2026	Class S	March 27, 2026	$23.94	$330	13,771
May 29, 2026	Class I	June 29, 2026	$23.86	$28,936	1,213,003
May 29, 2026	Class D	June 29, 2026	$23.86	$641	26,901
May 29, 2026	Class S	June 29, 2026	$23.79	$3,819	160,518
August 29, 2026	Class I	September 29, 2026	$23.83	$19,941	836,945
August 29, 2026	Class D	September 29, 2026	$23.83	$388	16,226
August 29, 2026	Class S	September 29, 2026	$23.75	$2,517	106,054
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
Pursuant to the Purchase Agreement, the aggregate purchase price of $346,954 was equal to the net asset value of BDC V as of April 29, 2026 (the “Purchase Price”). Upon closing, BDC V sold, transferred, assigned and conveyed to the Fund substantially all of its assets, and the Fund assumed all of BDC V’s liabilities, including indebtedness outstanding under BDC V’s Scotiabank Credit Facility II (further discussed in Note 6). The Fund borrowed $337,310 under its Bank of America Credit Facility and Scotiabank Credit Facility I to fund the Purchase Price.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2026:

	Nine months ended September 30, 2026
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.25	$24.32	$24.32
Net investment income (1)	1.39	1.51	1.55
Net realized gains (losses) (1)	(0.02)	(0.02)	(0.02)
Net change in unrealized appreciation (depreciation) (1)	(0.49)	(0.49)	(0.49)
Net increase (decrease) in net assets resulting from operations	0.88	1.00	1.04
Shareholder distributions (2)	(1.38)	(1.49)	(1.53)
Early repurchase deduction fees (8)	—	—	—
Other (3)	—	—	—
Net asset value, end of period	$23.75	$23.83	$23.83

Supplemental Data:
Net assets, end of period	$43,793	$32,287	$1,432,143
Shares outstanding, end of period	1,843,725	1,354,472	60,093,461
Total return (4)	3.73%	4.22%	4.42%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	9.98%	9.03%	8.90%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	9.70%	8.76%	8.63%
Ratio of net investment income to average net assets (5)	8.17%	8.58%	8.85%
Portfolio turnover rate (7)	10.24%	10.24%	10.24%
Asset coverage ratio (9)	183.49%	183.49%	183.49%
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
(5)Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income to average net assets includes the effect of expense support and the waiver of 50% of the income based incentive fees for the period from February 1, 2026 through April 30, 2026. Ratios are annualized except for the non-recurring costs incurred in connection with our credit facility transactions. Income-based incentive fees waiver is accounted for through the expiration date of the waiver and is not annualized.
(6)The ratio of interest and debt financing expenses to average net assets for the nine months ended September 30, 2026 was 6.01%, 5.83% and 5.89% for Class S, Class D, and Class I shares, respectively, and is annualized except for the non-recurring costs incurred in connection with our credit facility transactions.
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

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2025:

	Nine months ended September 30, 2025
	Class S	Class D	Class I
Per share data:
Net asset value, beginning of period	$24.74	$24.79	$24.80
Net investment income (1)	1.61	1.77	1.80
Net realized gains (losses) (1)	(0.24)	(0.23)	(0.23)
Net change in unrealized appreciation (depreciation) (1)	(0.07)	(0.13)	(0.12)
Net increase (decrease) in net assets resulting from operations	1.30	1.41	1.45
Shareholder distributions (2)	(1.65)	(1.76)	(1.80)
Other (3)	(0.01)	0.01	—
Net asset value, end of period	$24.38	$24.45	$24.45

Supplemental Data:
Net assets, end of period	$38,683	$28,262	$1,192,099
Shares outstanding, end of period	1,586,760	1,156,140	48,766,112
Total return (4)	5.36%	5.87%	6.03%

Ratio to average net assets:
Ratio of net expenses to average net assets before expense support and waived fees (5)(6)	9.65%	8.76%	8.71%
Ratio of net expenses to average net assets after expense support and waived fees (5)(6)	8.81%	7.88%	7.82%
Ratio of net investment income to average net assets (5)	8.94%	9.43%	9.78%
Portfolio turnover rate (7)	13.60%	13.60%	13.60%
Asset coverage ratio (8)	269.23%	269.23%	269.23%
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

11. SUBSEQUENT EVENTS

The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2026, except as discussed below.

NUVEEN CHURCHILL PRIVATE CAPITAL INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Distributions
On October 28, 2026, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on or about November 30, 2026 to shareholders of record as of October 31, 2026.

Net Distribution
Class I Common Shares	$0.170
Class S Common Shares	$0.153
Class D Common Shares	$0.165
Subscriptions
Subsequent to the fiscal quarter ended September 30, 2026, the Fund received approximately $20.5 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of November 10, 2026. As of November 10, 2026, the Fund has raised total gross proceeds of $1.7 billion in the continuous offering of its Common Shares.
Citi Credit Facility Amendment
On November 10, 2026, the Fund, with SPV V as borrower, entered into the first amendment to the Citi Credit Agreement (the “First Amendment”). The First Amendment, among other things: (i) extended the end date of the reinvestment period from November 11, 2026 to May 10, 2027, and (ii) extended the maturity date from May 10, 2027 (the 364-day anniversary of the original closing date of the Citi Credit Agreement) to November 9, 2027 (the 364-day anniversary of the closing date of the First Amendment).

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
We primarily invest in first-lien senior secured debt (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, and subordinated debt (including fixed- and floating-rate instruments and instruments with payment-in-kind income) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). We target an investment portfolio consisting, directly or indirectly, of 75% to 90% in Senior Loan Investments, 5% to 25% in Junior Capital Investments and up to 10% in equity co-investments and similar equity-related securities. To support our share repurchase program, we also will generally invest 5% to 10% of our assets in cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”). While we seek to achieve the targets described above, the composition of the Fund’s investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities. For example, it is possible that the Fund will, from time to time, maintain a portfolio exclusively comprised of Senior Loan Investments, Junior Capital Investments or other fixed-income instruments.
We are externally managed by Churchill PCIF Advisor LLC (the "Adviser"), which has delegated substantially all of its day-to-day portfolio management obligations to Churchill Asset Management LLC ("Churchill"). The Adviser and Churchill have also engaged Nuveen Asset Management, LLC ("Nuveen Asset Management") to manage certain of our Liquid Investments, subject to the pace and amount of investment activity in the middle market investment program. The Adviser, Churchill, and Nuveen Asset Management are each indirect subsidiaries of Nuveen, LLC ("Nuveen"), the investment management division of Teachers Insurance and Annuity Association of America ("TIAA").

We have several wholly owned subsidiaries that are consolidated in these financial statements, including Churchill NCPCIF CLO-I LLC (“CLO-I”) and Churchill NCPCIF CLO-II LLC (“CLO-II”), each of which has completed a term debt securitization; NCPIF Equity Holdings LLC ("Equity Holdings"), which was formed to hold certain equity-related securities; and NCPCIF SPV II, LLC (“SPV II”), NCPCIF SPV III, LLC (“SPV III”), NCPCIF BSL SPV I, LLC (“BSL SPV I”), NCPCIF SPV V, LLC ("SPV V"), and NCPCIF SPV VI, LLC ("SPV VI," formerly BDC V SPV I).

On March 31, 2022, prior to our election to be regulated as a BDC under the 1940 Act, TIAA contributed certain portfolio investments to the Fund and CLO-I (then known as “SPV I”) and, in connection therewith, the Fund entered into a promissory note with TIAA and issued Class I shares to TIAA.
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and nine months ended September 30, 2026 and 2025 is presented below (amounts in thousands):

	Three Months Ended September 30,
	2026	2025
Net funded investment activity
New gross commitments at par (1)	$156,253	$178,618
Net investments funded	151,814	180,310
Investments sold or repaid	(139,062)	(89,510)
Net funded investment activity	$12,752	$90,800

Gross commitments at par (1) (2)
First-lien debt	$153,084	$169,138
Subordinated debt	—	4,222
Equity investments	3,169	5,258
Total gross commitments	$156,253	$178,618

Portfolio company activity
Portfolio companies, beginning of period	367	289
Number of new portfolio companies	29	21
Number of exited portfolio companies	(17)	(8)
Portfolio companies, end of period	379	302
Count of investments	730	554
Count of industries	30	30

New Investment Activity
Weighted average annual interest rate on new debt investments at par	8.71%	8.54%
Weighted average annual interest rate on new floating rate debt investments at par	8.71%	8.42%
Weighted average spread on new floating rate debt investments at par	4.63%	4.45%
Weighted average annual coupon on new fixed rate debt investments at par	N/A	13.00%
Weighted average annual interest rate on exited or repaid investments at par	8.12%	8.55%
________
(1) Gross commitments at par includes unfunded investment commitments.

	Nine Months Ended September 30,
	2026	2025
Net funded investment activity
New gross commitments at par (1) (2)	$583,335	$520,442
Net investments funded (2)	576,796	532,108
Investments sold or repaid	(283,969)	(249,230)
Net funded investment activity	$292,827	$282,878

Gross commitments at par (1) (2)
First-lien debt	$559,024	$498,002
Subordinated debt	3,722	12,142
Equity investments	20,589	10,298
Total gross commitments	$583,335	$520,442

Portfolio company activity
Portfolio companies, beginning of period	319	275
Number of new portfolio companies	98	51
Number of exited portfolio companies	(38)	(24)
Portfolio companies, end of period	379	302
Count of investments	730	554
Count of industries	30	30

New Investment Activity
Weighted average annual interest rate on new debt investments at par	8.34%	8.78%
Weighted average annual interest rate on new floating rate debt investments at par	8.30%	8.67%
Weighted average spread on new floating rate debt investments at par	4.51%	4.49%
Weighted average annual coupon on new fixed rate debt investments at par	12.05%	12.99%
Weighted average annual interest rate on exited or repaid investments at par	8.20%	8.98%
________
(1) Gross commitments at par includes unfunded investment commitments.
(2) Gross commitments at par and investments funded for the nine months ended September 30, 2026 excludes gross commitments and funded investments of $878,398 and $840,972, respectively, acquired in connection with the BDC V Acquisition. For additional information, see Note 9 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2026, our debt investment portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $82.7 million;(1)
•Weighted average of 2.6x interest coverage ratio for our first-lien loans;(2)
•Weighted average of 4.8x net leverage;(3)
•Weighted average loan-to-value of 41.1%;(4) and
•Approximately 79.4% of our debt investments have financial maintenance covenants.(5)
_______________
(1) These calculations include all private debt investments for which fair value is determined by our Adviser in its capacity as the valuation designee (the “Valuation Designee”) of the Fund's board of trustees (the “Board”) and excludes quoted assets. Including quoted assets, the weighted average reporting annual EBITDA is $160.5 million. Amounts are weighted based on the fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.

(2) The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes Junior Capital Investments and Equity Co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 67.12% of our total investments, and 72.55% of our total first lien loan investments, in each case based upon fair value.
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
(5) Represents the percentage of Senior Loan Investments and Junior Capital Investments with one or more financial maintenance covenants and excludes debt investments in liquid fixed-income securities (including broadly syndicated loans). Including debt investments in liquid fixed-income securities, approximately 75.23% of our total debt investments have financial maintenance covenants.

As of September 30, 2026 and December 31, 2025, our investments consisted of the following (amounts in thousands):

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$3,062,707	$3,024,259	92.52%	$2,009,009	$2,001,896	92.86%
Subordinated Debt (1)	160,661	156,096	4.77%	112,927	110,299	5.12%
Equity Investments	83,978	88,507	2.71%	42,675	43,651	2.02%
Total	$3,307,346	$3,268,862	100.00%	$2,164,611	$2,155,846	100.00%
Largest portfolio company investment	$33,902	$33,996	1.04%	$29,783	$29,796	1.38%
Average portfolio company investment	$8,727	$8,625	0.26%	$6,786	$6,758	0.31%
_______________
(1)As of September 30, 2026, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $71,084 and mezzanine debt of $85,012, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $72,958 and mezzanine debt of $87,703. As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $61,168, mezzanine debt of $47,832 and structured debt of $1,299, and Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $63,332, mezzanine debt of $48,295, and structured debt of $1,300.

The industry composition of our portfolio as a percentage of fair value as of September 30, 2026 and December 31, 2025 was as follows:

Industry	September 30, 2026	December 31, 2025
Aerospace & Defense	1.78%	1.53%
Automotive	0.79%	1.37%
Banking, Finance, Insurance & Real Estate	4.50%	6.54%
Beverage, Food & Tobacco	7.63%	4.82%
Capital Equipment	7.88%	7.90%
Chemicals, Plastics & Rubber	0.82%	1.53%
Construction & Building	6.52%	6.53%
Consumer Goods: Durable	0.81%	1.65%
Consumer Goods: Non-durable	2.28%	3.02%
Containers, Packaging & Glass	2.16%	0.85%
Energy: Electricity	1.83%	1.98%
Energy: Oil & Gas	0.45%	0.58%
Environmental Industries	3.05%	3.92%
Healthcare & Pharmaceuticals	13.40%	13.80%
High Tech Industries	9.94%	8.13%
Hotel, Gaming & Leisure	0.31%	0.32%
Media: Advertising, Printing & Publishing	0.73%	0.78%
Media: Broadcasting & Subscription	0.13%	0.18%
Media: Diversified & Production	0.15%	0.21%
Metals & Mining	0.07%	0.07%
Retail	0.06%	—%
Services: Business	19.71%	18.85%
Services: Consumer	5.27%	3.68%
Sovereign & Public Finance	0.45%	0.42%
Telecommunications	2.48%	1.93%
Transportation: Cargo	1.30%	1.73%
Transportation: Consumer	0.69%	1.02%
Utilities: Electric	2.63%	4.03%
Utilities: Water	0.68%	0.69%
Wholesale	1.50%	1.94%
Total	100.00%	100.00%

As of September 30, 2026, our exposure to the software sector represented 6.37% of our total portfolio, at fair value(1).
_______________
(1)The estimate of software exposure (i) includes any borrower whose business model reflects the operating or structural characteristics of a software company, regardless of its industry classification, and (ii) excludes technology-adjacent companies, such as managed service providers and systems integrators, that may be assigned to 'High-Tech Industries' under Moody's industry classification, but do not derive revenue from the licensing or subscription of proprietary software. As a result, certain borrowers classified within 'High-Tech Industries' in the table above are excluded from the software sector estimate, while certain borrowers classified in other industries are included, based on whether they derive revenue from proprietary software licensing or subscriptions. We believe this estimate is an accurate representation of our software sector exposure. Results will differ, in some cases significantly, if an alternative industry classification methodology were applied.

The weighted average yields of our investments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at cost (1)	9.08%	8.82%
Weighted average yield on debt and income producing investments, at fair value (2)	9.17%	8.86%
Percentage of debt investments bearing a floating rate	95.94%	95.73%
Percentage of debt investments bearing a fixed rate	4.06%	4.27%
_______________
(1)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of September 30, 2026 was 8.99%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2025 was 8.82%.
(2)Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of September 30, 2026 was 9.11%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2025 was 8.86%.
As of September 30, 2026, 89.60% and 89.72% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2025, 85.29% and 85.29% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio, and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increased from 8.82% to 9.08% from December 31, 2025 to September 30, 2026.
Private equity mergers and acquisitions activity rebounded modestly in the third quarter, compared to a slower second quarter, reflecting a partial market recovery. Although U.S. private equity deal count and deal value increased sequentially, M&A activity remains highly selective and relatively light compared to prior year periods, driven by continued market volatility, as buyers navigated elevated borrowing costs, geopolitical uncertainties and AI-driven disruptions. Nevertheless, substantial dry powder remains available, and we believe a stabilization of market conditions could support a resumption of deal activity. Existing portfolio companies continue to be a source of deal volume as sponsors pursue inorganic growth through buy and build strategies. Repayment and exit activity in private equity sponsor deals continued to slow during the quarter amid increased macroeconomic uncertainty and AI-related sector disruptions. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well-positioned to benefit from a market recovery when conditions stabilize.

In addition to market volatility and uncertainty, certain broader macroeconomic risks remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macroeconomic environment. To the extent tariff policies are modified or customs refunds are processed, such developments could partially mitigate the impact on affected portfolio companies, though the timing and magnitude of any such adjustments remain uncertain. Additionally, rising geopolitical tensions have contributed to capital markets volatility and upward pressure on inflation, further complicating the macroeconomic outlook. While we have not observed significant energy input cost increases affecting our portfolio companies to date, we continue to monitor the potential effect of energy price volatility on portfolio company operating costs and margins. Given that inflation persists above the central bank’s target, the Federal Reserve’s interest rate expectations have shifted back toward rate hikes for the remainder of this year and into next year. The forward SOFR curve shows further potential rate increases through year-end 2027. To the extent the SOFR reference rate increases, such increases could create additional burden on levered portfolio companies in servicing their debt obligations. The rapid evolution and adoption of AI technologies also may create both opportunities and challenges for certain businesses, potentially reshaping competitive dynamics, operational models, and workforce requirements across industries. In light of these dynamics, we are closely monitoring the performance and outlook of our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, pricing power, strong free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions or competitive market dynamics will not adversely impact certain of our portfolio companies, which could have an impact on our future results.

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
The following table shows the investment ratings of the investments in our portfolio (amounts in thousands):

	September 30, 2026			December 31, 2025
	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)	Fair Value(1)	% of Portfolio	Number of Portfolio Companies(1)
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	160,260	4.90%	14	72,748	3.37	5
4	2,402,376	73.49%	219	1,707,845	79.22	206
5	391,765	11.98%	35	130,449	6.05	21
6	112,378	3.44%	12	70,810	3.28	9
7	—	—%	—	—	—	—
8	17,375	0.53%	5	9,506	0.44	2
9	—	—	—	—	—	—
10	16,179	0.49%	2	—	—	—
Total	$3,100,333	94.83%	287	$1,991,358	92.36%	243
_______________
(1)Liquid Investments managed by the leveraged finance division of Nuveen Asset Management are excluded from the investment ratings table. As of September 30, 2026, there were 92 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $168,529 or 5.17% of the portfolio. As of December 31, 2025, there were 76 portfolio companies in the Liquid Investments portfolio, which had a total fair value of $164,488 or 7.64% of the portfolio.
As of September 30, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our investment portfolio was 4.2 and 4.1, respectively. As of September 30, 2026, we had an investment in five portfolio companies on non-accrual status. The cost of the investment on non-accrual status was $31.6 million, which represents approximately 0.96% of total investments at cost. As of December 31, 2025, we had an investment in one portfolio company on non-accrual status. The cost of the investment on non-accrual status was $0.2 million, which represents approximately 0.01% of total investments at cost.

Results of Operations
Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (amounts in thousands):

	Three Months Ended September 30,
	2026	2025
Investment income:
Non-controlled/non-affiliate investments:
Interest income	$71,008	$43,931
Payment-in-kind interest income	2,351	1,855
Dividend income	125	86
Other income	110	459
Total investment income	73,594	46,331

Expenses:
Interest and debt financing expenses	28,906	13,346
Management fees (See Note 5)	2,830	2,151
Income based incentive fees (See Note 5)	5,814	4,262
Professional fees	1,168	926
Board of Trustees’ fees	128	128
Administration fees (See Note 5)	701	400
Other general and administrative expenses	514	386
Distribution and shareholder servicing fees
Class S	98	81
Class D	17	10
Offering costs	170	264
Total expenses	40,346	21,954
Expense support (See Note 5)	(539)	(465)
Net expenses	39,807	21,489
Net investment income	33,787	24,842

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliate investments	331	(6,619)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliate investments	(3,578)	6,679
Income tax (provision) benefit	(407)	(151)
Total net change in unrealized appreciation (depreciation):	(3,985)	6,528
Total net realized and unrealized gain (loss) on investments	(3,654)	(91)

Net increase (decrease) in net assets resulting from operations	$30,133	$24,751

	Nine Months Ended September 30,
	2026	2025
Investment income:
Non-controlled/non-affiliate investments:
Interest income	$182,497	$128,158
Payment-in-kind interest income	7,080	5,038
Dividend income	128	95
Other income	680	1,001
Total investment income	190,385	134,292

Expenses:
Interest and debt financing expenses	64,639	43,219
Management fees (See Note 5)	8,232	5,590
Income based incentive fees (See Note 5)	16,216	12,085
Professional fees	2,872	1,556
Board of Trustees’ fees	380	385
Administration fees (See Note 5)	1,832	1,232
Other general and administrative expenses	2,694	1,695
Distribution and shareholder servicing fees
Class S	289	189
Class D	49	32
Offering costs	606	693
Total expenses	97,809	66,676
Expense support (See Note 5)	(1,141)	(882)
Management fees waived (See Note 5)	—	(1,395)
Incentive fees waived (See Note 5)	(2,432)	(6,519)
Net expenses	94,236	57,880
Net investment income	96,149	76,412

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliate investments	(1,486)	(9,722)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliate investments	(29,720)	(4,825)
Income tax (provision) benefit	(687)	(362)
Total net change in unrealized appreciation (depreciation):	(30,407)	(5,187)
Total net realized and unrealized gain (loss) on investments	(31,893)	(14,909)

Net increase (decrease) in net assets resulting from operations	$64,256	$61,503
Distribution and shareholder servicing fees

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income increased to $73.6 million and $190.4 million for the three and nine months ended September 30, 2026, from $46.3 million and $134.3 million for the three and nine months ended September 30, 2025, respectively, primarily due to the BDC V Acquisition, which grew our investment portfolio to $3.3 billion at cost as of September 30, 2026, compared to $2.0 billion as of September 30, 2025. This growth was partially offset by a decline in the weighted average yield on our debt and income-producing investments which decreased to 9.08% from 9.23% at cost, primarily reflecting the net decline in base interest rates, as spreads on newly originated investments have remained relatively stable. Shifting base interest rates, such as SOFR and any applicable alternate rates, may also affect our investment income going forward.
Expenses
Total expenses before expense support and waived fees increased to $40.3 million and $97.8 million for the three and nine months ended September 30, 2026, from $22.0 million and $66.7 million, respectively, for the three and nine months ended September 30, 2025.
Interest and debt financing expenses increased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily attributable to higher average daily borrowings, partially offset by a lower average interest rate. The average interest rate for the three and nine months ended September 30, 2026 was 5.62% and 5.70%, compared to 6.59% and 6.55%, respectively, for the three and nine months ended September 30, 2025. The average daily borrowings for the three and nine months ended September 30, 2026 were $1.8 billion and $1.4 billion, compared to $769.8 million and $835.1 million, respectively, for the three and nine months ended September 30, 2025, with the increase primarily driven by the BDC V Acquisition, including both borrowings under the Fund's existing credit facilities used to fund the acquisition and the assumption of BDC V's credit facility.
Our Adviser had waived 100% of the management fee from the Escrow Break Date through May 31, 2024, then waived 50% of the management fee for the period from June 1, 2024 through May 31, 2025. The increase in management fees for the three and nine months ended September 30, 2026 compared to the same period in 2025, was primarily attributable to the expiration of these fee waivers and the increase in our net assets, including net assets acquired in connection with the BDC V Acquisition.

Additionally, our Adviser waived 100% of incentive fees on income through May 31, 2025, and waived 50% of incentive fees on income for the period from February 1, 2026 through April 30, 2026. For the three and nine months ended September 30, 2026, income-based incentive fees totaled $5.8 million and $16.2 million, respectively, of which $0 million and $2.4 million were waived, respectively. For the three and nine months ended September 30, 2025, total income-based incentive fees were $4.3 million and $12.1 million, respectively, of which $0 and $6.5 million were waived, respectively. The increase in incentive fees for the three and nine months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to higher net investment income and the expiration of the full incentive fee waiver, partially offset by the 50% waiver of incentive fees for the period from February 1, 2026 through April 30, 2026. As of September 30, 2026, income-based incentive fees payable to the Adviser totaled $5.8 million. No capital gains incentive fees were incurred during the three and nine months ended September 30, 2026 or 2025.

Professional fees include legal, audit, tax, valuation, and other professional fees incurred in connection with the management of the Fund. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. For the three and nine months ended September 30, 2026, professional, administrative, and other general and administrative fees totaled $2.4 million and $7.4 million, respectively, compared to $1.7 million and $4.5 million, respectively, for the three and nine months ended September 30, 2025, with the increase primarily driven by the continued growth of the Fund's portfolio and overall operations.

The expense support amount represents expenses paid on our behalf under the Expense Support Agreement, which are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. For the three and nine months ended September 30, 2026, expense support totaled $0.5 million and $1.1 million, respectively, compared to $0.5 million and $0.9 million, respectively, for the three and nine months ended September 30, 2025.

Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended September 30, 2026, we recorded a net realized gain on investments of $0.3 million, compared to a net realized loss of $(6.6) million for the three months ended September 30, 2025. The net realized gain for the three months ended September 30, 2026 was due to full or partial repayments and sales of investments in certain portfolio companies. For the nine months ended September 30, 2026, we recorded a net realized loss on investments of $(1.5) million, compared to a net realized loss of $(9.7)

million for the nine months ended September 30, 2025. The net realized loss for the nine months ended September 30, 2026 was primarily driven by sales of certain debt investments and the amendment of an underperforming debt position, partially offset by realized gains from full or partial repayments and sales of investments in portfolio companies.
We recorded a net change in unrealized loss of $(3.6) million and $(29.7) million, respectively, for the three and nine months ended September 30, 2026, compared to a net change in unrealized gain of $6.7 million and a net change in unrealized loss of $(4.8) million, respectively, for the three and nine months ended September 30, 2025. The net change in unrealized loss for the three and nine months ended September 30, 2026 compared to the same period in 2025, primarily resulted from decreases in the fair value of certain underperforming portfolio investments.

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
As of September 30, 2026, our debt consisted of asset based leverage facilities, a revolving credit facility and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, we are only permitted to borrow amounts such that our asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. As of September 30, 2026, our asset coverage was 183.49%.
Cash and cash equivalents as of September 30, 2026, taken together with our available debt, are expected to be sufficient to fund our investment activities and operating needs in the near term. As of September 30, 2026, we had $14.1 million available under our Bank of America Credit Facility, $59.6 million available under our Citi Credit Facility, $154.5 million available under our Scotiabank Credit Facility I, and $64.0 million available under our SMBC Revolving Credit Facility.
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
For the nine months ended September 30, 2026, our cash and cash equivalents balance increased by $25.4 million. During that period, $0.5 billion was used in operating activities, primarily due to investment purchases of $0.6 billion and $335.3 million used in connection with the BDC V Acquisition, net of cash acquired, partially offset by $284.0 million in repayments and sales of investments in portfolio companies. During the same period, $0.6 billion was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $211.9 million and $1.3 billion, respectively, including borrowings used to fund the BDC V Acquisition, partially offset by repayments of secured borrowings of $836.0 million, share repurchases of $89.2 million, and distributions paid to our shareholders of $56.8 million.
For the nine months ended September 30, 2025, our cash and cash equivalents balance increased by $9.7 million. During that period, $203.7 million was used in operating activities, primarily due to investment purchases of $532.1 million, offset by $249.2 million in repayments and sales of investments in portfolio companies. During the same period, $213.4 million was provided by financing activities, consisting primarily of proceeds from issuance of Common Shares and secured borrowings of $440.8 million, and $744.0 million, respectively, offset by repayments of secured borrowings and distributions paid to our shareholders of $909.5 million and $41.3 million, respectively.

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
Equity
We are authorized to issue an unlimited number of Common Shares. As of September 30, 2026, TIAA owned 3,347,667 shares of the Fund’s Class I shares of beneficial interest, both directly and indirectly through a private fund in which TIAA is the sole investor.
As of June 1, 2023 (the “Escrow Break Date”), we satisfied the minimum offering requirement, and the Board authorized the release of proceeds from escrow.
The following table presents transactions in Common Shares during the three and nine months ended September 30, 2026 (amounts in thousands except share amounts):

	Three months ended September 30, 2026
	Shares	Amount
CLASS S
Subscriptions	157,306	$3,743
Share transfers between classes	(11,534)	(275)
Distributions reinvested	20,049	476
Share repurchases, net of early repurchase deduction	(106,054)	(2,517)
Net increase (decrease)	59,767	$1,427
CLASS D
Subscriptions	2,219	$53
Share transfers between classes	—	—
Distributions reinvested	19,339	462
Share repurchases, net of early repurchase deduction	(16,226)	(388)
Net increase (decrease)	5,332	$127
CLASS I
Subscriptions	1,711,955	$40,847
Share transfers between classes	11,500	275
Distributions reinvested	501,647	11,970
Share repurchases, net of early repurchase deduction	(836,945)	(19,941)
Net increase (decrease)	1,388,157	$33,151

	Nine months ended September 30, 2026
	Shares	Amount
CLASS S
Subscriptions	333,937	$8,006
Share transfers between classes	(32,854)	(791)
Distributions reinvested	55,429	1,327
Share repurchases, net of early repurchase deduction	(280,343)	(6,667)
Net increase (decrease)	76,169	$1,875
CLASS D
Subscriptions	73,549	$1,778
Share transfers between classes	—	—
Distributions reinvested	57,651	1,385
Share repurchases, net of early repurchase deduction	(48,076)	(1,148)
Net increase (decrease)	83,124	$2,015
CLASS I
Subscriptions	8,385,215	$202,079
Share transfers between classes	32,757	791
Distributions reinvested	1,424,225	34,209
Share repurchases, net of early repurchase deduction	(3,783,319)	(90,269)
Net increase (decrease)	6,058,878	$146,810
The following table presents transactions in Common Shares during the three and nine months ended September 30, 2025 (amounts in thousands except share amounts):

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
The following table presents each month-end net offering price for Class S, Class D, and Class I Common Shares, which equals their respective NAV per share, for the nine months ended September 30, 2026 and 2025:

	Net Offering Price Per Share
For The Months Ended	Class S	Class D	Class I
January 31, 2026	$24.21	$24.28	$24.28
February 28, 2026	$24.09	$24.16	$24.16
March 31, 2026	$23.94	$24.02	$24.02
April 30, 2026	$23.91	$24.00	$24.00
May 31, 2026	$23.81	$23.88	$23.88
June 30, 2026	$23.79	$23.86	$23.86
July 31, 2026	$23.81	$23.88	$23.88
August 31, 2026	$23.77	$23.85	$23.85
September 30, 2026	$23.75	$23.83	$23.83

	Net Offering Price Per Share
For the Months Ended	Class S	Class D	Class I
January 31, 2025	$24.75	$24.80	$24.81
February 28, 2025	$24.64	$24.69	$24.70
March 31, 2025	$24.58	$24.63	$24.64
April 30, 2025	$24.54	$24.59	$24.60
May 31, 2025	$24.58	$24.63	$24.63
June 30, 2025	$24.47	$24.54	$24.54
July 31, 2025	$24.46	$24.52	$24.52
August 31, 2025	$24.42	$24.48	$24.48
September 30, 2025	$24.38	$24.45	$24.45
Distributions

The following tables summarize the Fund’s distributions recorded during the nine months ended September 30, 2026 (amounts in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.153	$279
February 25, 2026	February 28, 2026	March 27, 2026	$0.153	$288
March 27, 2026	March 31, 2026	April 28, 2026	$0.153	$291
April 29, 2026	April 30, 2026	May 28, 2026	$0.153	$294
May 29, 2026	May 31, 2026	June 29, 2026	$0.153	$296
June 28, 2026	June 30, 2026	July 28, 2026	$0.153	$298
July 29, 2026	July 31, 2026	August 28, 2026	$0.153	$293
August 27, 2026	August 31, 2026	September 29, 2026	$0.153	$296
September 29, 2026	September 30, 2026	October 28, 2026	$0.153	$298
			$1.377	$2,633

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.165	$217
February 25, 2026	February 28, 2026	March 27, 2026	$0.165	$219
March 27, 2026	March 31, 2026	April 28, 2026	$0.165	$220
April 29, 2026	April 30, 2026	May 28, 2026	$0.165	$224
May 29, 2026	May 31, 2026	June 29, 2026	$0.165	$225
June 28, 2026	June 30, 2026	July 28, 2026	$0.165	$227
July 29, 2026	July 31, 2026	August 28, 2026	$0.165	$224
August 27, 2026	August 31, 2026	September 29, 2026	$0.165	$225
September 29, 2026	September 30, 2026	October 28, 2026	$0.165	$226
			$1.485	$2,007

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2026	January 31, 2026	February 27, 2026	$0.170	$9,493
February 25, 2026	February 28, 2026	March 27, 2026	$0.170	$9,702
March 27, 2026	March 31, 2026	April 28, 2026	$0.170	$9,994
April 29, 2026	April 30, 2026	May 28, 2026	$0.170	$10,017
May 29, 2026	May 31, 2026	June 29, 2026	$0.170	$10,109
June 28, 2026	June 30, 2026	July 28, 2026	$0.170	$10,186
July 29, 2026	July 31, 2026	August 28, 2026	$0.170	$10,138
August 27, 2026	August 31, 2026	September 29, 2026	$0.170	$10,225
September 29, 2026	September 30, 2026	October 28, 2026	$0.170	$10,358
			$1.530	$90,222
_____________
(1)Distributions are net of distribution and servicing fees.

The following tables summarize the Fund’s distributions recorded during the nine months ended September 30, 2025 (amounts in thousands except per share amounts):

			Class S
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.183	$156
February 27, 2025	February 28, 2025	March 28, 2025	$0.183	$162
March 28, 2025	March 31, 2025	April 29, 2025	$0.183	$172
April 26, 2025	April 30, 2025	May 29, 2025	$0.183	$183
May 27, 2025	May 31, 2025	June 27, 2025	$0.183	$229
June 27, 2025	June 30, 2025	July 29, 2025	$0.183	$246
July 29, 2025	July 31, 2025	August 29, 2025	$0.183	$264
August 27, 2025	August 31, 2025	September 29, 2025	$0.183	$278
September 30, 2025	September 30, 2025	October 29, 2025	$0.183	$291
			$1.647	$1,981

			Class D
Declaration Date	Record Date	Payment Date	Distribution per Share (1)	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.195	$162
February 27, 2025	February 28, 2025	March 28, 2025	$0.195	$165
March 28, 2025	March 31, 2025	April 29, 2025	$0.195	$170
April 26, 2025	April 30, 2025	May 29, 2025	$0.195	$173
May 27, 2025	May 31, 2025	June 27, 2025	$0.195	$177
June 27, 2025	June 30, 2025	July 29, 2025	$0.195	$195
July 29, 2025	July 31, 2025	August 29, 2025	$0.195	$203
August 27, 2025	August 31, 2025	September 29, 2025	$0.195	$220
September 30, 2025	September 30, 2025	October 29, 2025	$0.195	$228
			$1.755	$1,693

			Class I
Declaration Date	Record Date	Payment Date	Distribution per Share	Distribution Amount
January 29, 2025	January 31, 2025	February 28, 2025	$0.200	$6,741
February 27, 2025	February 28, 2025	March 28, 2025	$0.200	$6,901
March 28, 2025	March 31, 2025	April 29, 2025	$0.200	$7,076
April 26, 2025	April 30, 2025	May 29, 2025	$0.200	$7,622
May 27, 2025	May 31, 2025	June 27, 2025	$0.200	$8,019
June 27, 2025	June 30, 2025	July 29, 2025	$0.200	$8,430
July 29, 2025	July 31, 2025	August 29, 2025	$0.200	$8,749
August 27, 2025	August 31, 2025	September 29, 2025	$0.200	$9,346
September 30, 2025	September 30, 2025	October 29, 2025	$0.200	$9,861
			$1.800	$72,745
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

The following table presents the share repurchases completed for the nine months ended September 30, 2026 and 2025 (amounts in thousands except share amounts):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2026	Class I	March 27, 2026	$24.02	$41,392	1,733,371
February 28, 2026	Class D	March 27, 2026	$24.02	$119	4,949
February 28, 2026	Class S	March 27, 2026	$23.94	$330	13,771
May 29, 2026	Class I	June 29, 2026	$23.86	$28,936	1,213,003
May 29, 2026	Class D	June 29, 2026	$23.86	$641	26,901
May 29, 2026	Class S	June 29, 2026	$23.79	$3,819	160,518
August 29, 2026	Class I	September 29, 2026	$23.83	$19,941	836,945
August 29, 2026	Class D	September 29, 2026	$23.83	$388	16,226
August 29, 2026	Class S	September 29, 2026	$23.75	$2,517	106,054
_______________
(1)Amounts shown net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2025	Class I	March 28, 2025	$24.64	$5,965	242,124
February 28, 2025	Class D	March 28, 2025	$24.63	$135	5,467
May 30, 2025	Class I	June 30, 2025	$24.54	$5,131	209,244
May 30, 2025	Class D	June 30, 2025	$24.54	$113	4,634
May 30, 2025	Class S	June 30, 2025	$24.47	$31	1,257
August 29, 2025	Class I	September 29, 2025	$24.45	$13,245	541,514
August 29, 2025	Class D	September 29, 2025	$24.45	$313	12,773
August 29, 2025	Class S	September 29, 2025	$24.38	$123	5,123
_______________
(1)Amounts shown net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

Income Taxes

We have elected to be regulated as a BDC under the 1940 Act. We also intend to qualify annually to be treated as a RIC under the Code. So long as we maintain our RIC tax treatment, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. Rather, any tax liability related to income earned and distributed by us would represent obligations of our investors and would not be reflected in our financial statements.
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
Bank of America Credit Facility

On April 19, 2022, we entered into a credit agreement (as amended from time to time, the “Bank of America Credit Agreement” and the credit facility thereunder, the “Bank of America Credit Facility”) with Bank of America, N.A., as administrative agent. The Bank of America Credit Facility, as most recently amended on December 19, 2025, provides for total commitments of $350.0 million, with an availability period that terminates on March 19, 2028, and a final maturity date of March 19, 2030. The Bank of America Credit Agreement contains customary representations, warranties and covenants, including financial covenants related to liquidity and maintenance requirements, as well as customary reporting and other requirements.

Borrowings under the Bank of America Credit Facility bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily SOFR”) for the relevant interest period, plus an applicable spread, or (y) the highest of (i) the Federal Funds Rate plus an applicable spread, (ii) the Prime Rate in effect for any day and (iii) Daily SOFR plus an applicable spread. The Bank of America Credit Facility is also subject to a commitment fee on any unused portion.

As of September 30, 2026 and September 30, 2025, the Bank of America Credit Facility bore interest at a rate of Daily SOFR plus 1.80% and 1.88% per annum, respectively.

Citi Credit Facility

On May 11, 2026, we entered into the Citi Credit Agreement with Citibank, N.A. as administrative agent (the “Citi Credit Facility”). The Citi Credit Agreement provides for an initial facility amount of up to $150.0 million, with a reinvestment period ending on November 11, 2026 and a final maturity date of May 10, 2027.

The Citi Credit Facility bears interest on Term SOFR plus an applicable margin of at least 1.125% per annum and is subject to a commitment fee on any unused portion. The Citi Credit Agreement contains customary representations, warranties, covenants, and events of default for facilities of this nature.

Scotiabank Credit Facility I

Following the NCPCF Acquisition on December 11, 2024, we became a party to a credit agreement (as amended from time to time, the “Scotiabank Credit Facility I Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility I”) with the Bank of Nova Scotia as administrative agent. As most recently amended on August 6, 2026, the Scotiabank Credit Facility I provides for a total revolving commitment of $550.0 million, a reinvestment period ending August 6, 2028, and a final maturity date of August 6, 2035.
Borrowings under the Scotiabank Credit Facility I bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) plus an applicable margin. As of September 30, 2026 and September 30, 2025, the Scotiabank Credit Facility I bore interest at Daily Simple SOFR plus 1.93% and 1.93% per annum, respectively.
The Scotiabank Credit Facility I Agreement contains customary representations, warranties, covenants, and events of default for facilities of this nature.
Scotiabank Credit Facility II

Effective May 1, 2026, following the BDC V Acquisition, we assumed the obligation under the credit agreement with the Bank of Nova Scotia as administrative agent (as amended from time to time, the “Scotiabank Credit Facility II Agreement” and the credit facility thereunder, the “Scotiabank Credit Facility II”). The Scotia Credit Facility II provided for aggregate borrowings of up to $550.0 million.

Borrowings under the Scotiabank Credit Facility II bore interest at an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus an applicable margin, and were subject to customary representations, warranties, covenants, and events of default.

On August 6, 2026, we repaid all outstanding balances and terminated the Scotiabank Credit Facility II Agreement.
Nochu Credit Facility
On August 6, 2026, we entered into a credit agreement with SPV VI, as borrower, and the Bank of Nova Scotia, as syndication agent (the “Nochu Credit Agreement” and the facility thereunder, the “Nochu Credit Facility”). The Nochu Credit Facility provides for Class A-T Loans in an aggregate principal amount of $247.5 million and Class B Loans in an aggregate principal amount of $45.0 million, subject to availability governed by an over collateralization test, with a reinvestment period ending on July 25, 2030 and a final maturity date on July 25, 2038.

Borrowings under the Nochu Credit Facility bear interest at Term SOFR plus an applicable margin of 1.58% per annum for Class A-T Loans, and 1.93% per annum for Class B Loans. The Nochu Credit Agreement is subject to customary representations, warranties, covenants, and events of default for facilities of this nature.

SMBC Revolving Credit Facility
On April 8, 2025, we entered into a Senior Secured Revolving Credit and Term Loan Agreement with Sumitomo Mitsui Banking Corporation, as administrative agent (the “SMBC Revolving Credit Facility Agreement” and the credit facility thereunder, the “SMBC Revolving Credit Facility”).
The maximum principal amount available under the SMBC Revolving Credit Facility, which increased from $50.0 million to $100.0 million effective May 22, 2025 in connection with the 2025 Debt Securitization, is subject to availability under the borrowing base, and may be increased to $300.0 million through the exercise by us of an uncommitted accordion feature. The available period terminates on April 8, 2029, and the facility matures on April 8, 2030. The SMBC Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $25.0 million limit for swingline loans.

Borrowings under the SMBC Revolving Credit Facility bear interest at Term SOFR or an alternative base rate, in each case plus an applicable margin, with an additional commitment fee on the undrawn amount. As of September 30, 2026 and September 30, 2025, the SMBC Revolving Credit Facility bore interest at SOFR plus 2.125% per annum.

The SMBC Revolving Credit Facility is subject to customary representations, warranties, covenants, and events of default for facilities of this nature.

CLO-I
On July 16, 2024, we completed a $398.7 million term debt securitization (the “2024 Debt Securitization”) through CLO-I, a direct, wholly owned, consolidated subsidiary of the Fund. The notes and loans issued in the 2024 Debt Securitization (collectively, the “2024 Debt”) are backed by a diversified portfolio of senior secured and second lien loans and are the secured obligation of CLO-I. Through July 20, 2028, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under our direction, in our capacity as collateral manager, allowing us to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Debt matures on July 20, 2036.
We serve as collateral manager to CLO-I under a collateral management agreement and waive any management fee due to us in consideration for providing these services.
CLO-II
On May 22, 2025, we completed a $499.7 million term debt securitization (the "2025 Debt Securitization") through CLO-II, a direct, wholly owned, consolidated subsidiary of the Fund. The debt issued in the 2025 Debt Securitization (the "2025 Debt") is backed by a diversified portfolio of senior secured and second lien loans and is the secured obligation of CLO-II. Through May 15, 2029, all principal collections received on the underlying collateral may be used by CLO-II to purchase new collateral under the Fund's direction, in its capacity as collateral manager, allowing us to maintain the initial leverage in the 2025 Debt Securitization. The 2025 Debt matures on May 15, 2037.
We serve as collateral manager to CLO-II under a collateral management agreement and waive any management fee due to us in consideration for providing these services.

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	Payments Due by Period
As of September 30, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$335,500	$—	$—	$335,500	$—
Citi Credit Facility	90,000	90,000	—	—	—
Nochu Credit Facility	292,500	—	—	—	292,500
Scotiabank Credit Facility I	391,500	—	—	—	391,500
SMBC Revolving Credit Facility	36,000	—	—	36,000	—
2024 Debt	306,000	—	—	—	306,000
2025 Debt	355,000	—	—	—	355,000
Total debt obligations	$1,806,500	$90,000	$—	$371,500	$1,345,000

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Bank of America Credit Facility	$67,000	$—	$—	$67,000	$—
Scotiabank Credit Facility I	46,000	—	—	—	46,000
SMBC Revolving Credit Facility	21,500	—	—	21,500	—
2024 Debt	306,000	—	—	—	306,000
2025 Debt	355,000	—	—	—	355,000
Total debt obligations	$795,500	$—	$—	$88,500	$707,000
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

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
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (such amount referred to as the “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to Nuveen Alternative Holdings that previously paid such expenses, until such time as all Expense Payments made by such entity within three years prior to the last business day of such calendar month have been reimbursed. “Available Operating Funds” means the sum of (i) net investment income (including net realized short-term capital gains reduced by net realized long-term capital losses), (ii) net capital gains (including the excess of net realized long-term capital gains over net realized short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). The amount of the Reimbursement Payment for any calendar month will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by Nuveen Alternative Holdings to us within three years prior to the last business day of such calendar month that have not been previously reimbursed by us to Nuveen Alternative Holdings.
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

The following table presents a cumulative summary of the expense payments and reimbursement payments since our commencement of operations (amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2022	$983	$—	$(983)	$—	—%	March 31, 2025	0.08%
June 30, 2022	677	—	(677)	—	6.62%	June 30, 2025	0.19%
September 30, 2022	379	—	(379)	—	7.23%	September 30, 2025	0.21%
December 31, 2022	176	—	(176)	—	9.07%	December 31, 2025	0.14%
March 31, 2023	198	—	(198)	—	10.22%	March 31, 2026	0.22%
June 30, 2023	113	—	(113)	—	11.69%	June 30, 2026	0.22%
September 30, 2023	327	—	(327)	—	12.19%	September 30, 2026	0.27%
December 31, 2023	115	—	—	115	12.13%	December 31, 2026	0.13%
March 31, 2024	31	—	—	31	12.19%	March 31, 2027	0.12%
June 30, 2024	217	—	—	217	9.72%	June 30, 2027	0.15%
September 30, 2024	75	—	—	75	9.70%	September 30, 2027	0.15%
December 31, 2024	333	—	—	333	9.68%	December 31, 2027	0.21%
March 31, 2025	—	—	—	—	9.74%	March 31, 2028	0.17%
June 30, 2025	110	—	—	110	9.78%	June 30, 2028	0.15%
September 30, 2025	384	—	—	384	9.82%	September 30, 2028	0.15%
December 31, 2025	413	—	—	413	8.88%	December 31, 2028	0.23%
March 31, 2026	428	—	—	428	8.49%	March 31, 2029	0.16%
June 30, 2026	178	—	—	178	8.55%	June 30, 2029	0.21%
September 30, 2026	523	—	—	523	8.56%	September 30, 2029	0.17%
Total	$5,660	$—	$(2,853)	$2,807
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

For more information on our Related Party Transactions see Note 5 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
In the ordinary course of its business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2026 and December 31, 2025. We may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
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
For more information on the fair value hierarchy, our framework for determining fair value and the composition of our portfolio, see Note 2 and Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of September 30, 2026, we did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Fund have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.

Recent Developments
Distributions
On October 28, 2026, the Fund declared regular distributions for each class of its Common Shares in the amounts per share set forth below, net of distribution and servicing fees, where applicable. The distributions for each class of Common Shares are payable on or about November 30, 2026 to shareholders of record as of October 31, 2026

Net Distribution
Class I Common Shares	$0.170
Class S Common Shares	$0.153
Class D Common Shares	$0.165
Subscriptions
Subsequent to the fiscal quarter ended September 30, 2026, the Fund received approximately $20.5 million in net proceeds, inclusive of distributions reinvested through the Fund’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares as of November 10, 2026. As of November 10, 2026, the Fund has raised total gross proceeds of $1.7 billion in the continuous offering of its Common Shares.
Citi Credit Facility Amendment
On November 10, 2026, the Fund, with SPV V as borrower, entered into the first amendment to the Citi Credit Agreement (the “First Amendment”). The First Amendment, among other things: (i) extended the end date of the reinvestment period from November 11, 2026 to May 10, 2027, and (ii) extended the maturity date from May 10, 2027 (the 364-day anniversary of the original closing date of the Citi Credit Agreement) to November 9, 2027 (the 364-day anniversary of the closing date of the First Amendment).

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
The Federal Reserve raised its benchmark interest rate by 0.25% on September 16, 2026, which marked the first interest rate hike in three years, citing elevated inflation remaining above the central bank’s 2% target, driven by geopolitical energy costs, tariffs, and AI and capital infrastructure investments, alongside resilient domestic spending and a solid economic and labor backdrop. This represents a meaningful shift in interest rate expectations from earlier in the year, following the Federal Reserve maintaining a benchmark range of 3.50% to 3.75% at its January 28, 2026, March 18, 2026, April 29, 2026, June 17, 2026 and July 29, 2026 meetings. Subsequent to the quarter end, the Federal Reserve held rates steady at its October 28, 2026 meeting, maintaining the new benchmark range of 3.75% to 4.00%. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rate hikes, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio.

As of September 30, 2026, on a fair value basis, approximately 4.06% of our debt investments bear interest at a fixed rate, and approximately 95.94% of our debt investments bear interest at a floating rate. As of September 30, 2026, 89.72% of our floating rate debt and income producing investments are subject to interest rate floors. Our credit facilities, along with our debt issued in our collateralized loan obligation, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the annualized impact of hypothetical base rate changes on net cash flows generated from interest income and expenses should interest rates increase by 100, 200 or 300 basis points or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2026. Interest expense is calculated based on the terms of the credit facilities and collateralized loan obligations using the outstanding balance as of September 30, 2026. Interest expense on our credit facilities and the debt issued in our collateralized loan obligations are calculated using the interest rate as of September 30, 2026, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2026.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income (1)
- 300 Basis Points	$(67,513)	$(40,535)	$(26,978)
- 200 Basis Points	$(45,998)	$(27,023)	$(18,975)
- 100 Basis Points	$(23,005)	$(13,512)	$(9,493)
+100 Basis Points	$23,007	$13,512	$9,456
+200 Basis Points	$46,013	$27,023	$18,990
+300 Basis Points	$69,020	$40,535	$28,485
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
Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2026 and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

During the nine months ended September 30, 2026, we repurchased the following shares pursuant to the share repurchase program (amounts in thousands, except share and per share data):

Offer Date	Class	Tender Offer Expiration	Repurchase Price per share	Repurchased Amount (1)	Shares Repurchased (2)
February 28, 2026	Class I	March 27, 2026	$24.02	$41,392	1,733,371
February 28, 2026	Class D	March 27, 2026	$24.02	$119	4,949
February 28, 2026	Class S	March 27, 2026	$23.94	$330	13,771
May 29, 2026	Class I	June 29, 2026	$23.86	$28,936	1,213,003
May 29, 2026	Class D	June 29, 2026	$23.86	$641	26,901
May 29, 2026	Class S	June 29, 2026	$23.79	$3,819	160,518
August 29, 2026	Class I	September 29, 2026	$23.83	$19,941	836,945
August 29, 2026	Class D	September 29, 2026	$23.83	$388	16,226
August 29, 2026	Class S	September 29, 2026	$23.75	$2,517	106,054
_______________
(1)Amount shown is net of Early Repurchase Deduction.
(2)All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

(a)Item 1.01. Entry into a Material Definitive Agreement.

On November 10, 2026, the Fund, with SPV V as borrower, entered into the first amendment to the Citi Credit Agreement (the “First Amendment”). The First Amendment, among other things: (i) extended the end date of the reinvestment period from November 11, 2026 to May 10, 2027, and (ii) extended the maturity date from May 10, 2027 (the 364-day anniversary of the original closing date of the Citi Credit Agreement) to November 9, 2027 (the 364-day anniversary of the closing date of the First Amendment).

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the First Amendment, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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
10.1
Credit Agreement, dated as of August 6, 2026, among NCPCIF SPV VI, LLC, as borrower, Nuveen Churchill Private Capital Income Fund, as servicer, the lenders from time to time parties thereto, the Bank of Nova Scotia, as syndication agent, U.S. Bank Trust Company, National Association, as loan agent, collateral agent and collateral administrator, and U.S. Bank National Association, as custodian.(5)

10.2	Loan Sale and Contribution Agreement, dated as of August 6, 2026, by and between Nuveen Churchill Private Capital Income Fund, as the seller, and NCPCIF SPV VI, LLC, as the buyer.(5)
10.3
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of August 6, 2026, among NCPCIF SPV III, LLC, as Borrower A, NCPCIF BSL SPV I, LLC, as Borrower B, Nuveen Churchill Private Capital Income Fund, as servicer, the lenders party thereto, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator and U.S. Bank National Association, as custodian.(5)

10.4
First Amendment to Credit and Security Agreement, dated as of November 10, 2026, by and among NCPCIF SPV V, LLC, as borrower, Nuveen Churchill Private Capital Income Fund, as collateral manager and equityholder, and Citibank, N.A., as administrative agent and lender*

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

(1)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 5, 2024.
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 24, 2025.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2025.
(4)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2025.
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2026.

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

Date: November 10, 2026